Form 10KSB
period 1998-12-31
MIZAR ENERGY CO
filed 1999-04-15
CIK 1042463

                            FORM 10-KSB

                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.   20549

[  x  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended - December 31, 1998

     OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from

                  Commission file number 0-24977

                       MIZAR ENERGY COMPANY
       (Exact name of registrant as specified in its charter)

Colorado                                33-0231238
State or other jurisdiction of          (IRS Employer
incorporation or organization           Identification No.)

                       5459 South Iris Street
                    Littleton, Colorado   80123
   (Address of principal executive offices, including zip code.)

                           (303) 932-9998
        (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
     None

Securities registered pursuant to Section 12(g) of the Act:
     Common Stock

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     YES [  X  ]   NO [    ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.   [    ]


State Issuer's revenues for its most recent fiscal year.
     December 31, 1998 - $0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. December 31, 1998 - $ -0-. There are approximately 30,700 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been no "public market" for the shares of Common Stock of the Registrant, so the Registrant has arbitrarily valued these shares.

Issuers involved in Bankruptcy Proceedings during the past Five Years. Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

December 31, 1998 - 1,430,700 shares of Common Stock

Documents Incorporated by Reference

Form 10-SB Registration Statement filed with the Securities and
Exchange Commission on October 20, 1998 and all exhibits thereto.

Transitional Small Business Issuer Format

                         YES [     ]   NO [  x  ]

                               PART I

ITEM 1.   BUSINESS.

The Business

     MIZAR ENERGY COMPANY (the "Company") is a development stage enterprise formed under the laws of the State of Colorado on December 11, 1996, for the purpose of buying, selling, leasing and operating oil and gas properties.

     The Company subsequently acquired one oil and gas lease located in Barton County, Kansas covering 160 acres, more or less. In April 1998, the Company sold its only oil and gas lease, however, the Company retained an approximate 2% overriding royalty interest in the lease along with all surface equipment.

     The Company has filed a Form 10-SB on a voluntary basis. The reason the Company filed said Form 10-SB was in anticipation of being listed for trading on the Bulletin Board operated by the National Association of Securities Dealers, Inc. (the "Bulletin Board"). Effective January 4, 1999, in order to be listed for trading on the Bulletin Board, the Company must be filing reports with the Securities and Exchange Commission (the "Commission") pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act").
Section 15(d) of the Exchange Act is unavailable to the Company. The filing of this Form 10-SB is in furtherance of the foregoing.

     The Company will voluntarily file periodic reports with the Commission in the event its obligation to file such reports is suspended under the Exchange Act.

     The Company is currently obligated to file reports with the Securities and Exchange Commission pursuant to Section 13 of the Securities Exchange Act of 1934. In the event the Company acquires an oil and gas lease which accounts for more than ten percent (10%) of its assets, the Company will required to file pro forma unaudited financial statements within 75 days of the date of acquisition of the oil and gas lease pursuant to Item 2 of Form 8-K.

Historic Operations

     On January 29, 1997, the Company acquired one (1) oil and gas lease located in Barton County, Kansas covering 160 acres, more or less, at an auction in consideration of sixteen thousand dollars ($16,000.00) in cash. The foregoing lease expired on January 2, 1998.

     On January 15, 1998, the Company successfully negotiated a new lease covering the aforementioned property for one thousand six hundred dollars ($1,600.00) in cash. The new lease expired on January 15, 1999.

     On April 2, 1998, the Company sold its interest in the aforementioned oil and gas lease to an unaffiliated oil and gas company in consideration of a two percent (2%) overriding royalty interest in the property. The Company also maintained its right to all surface equipment on the property. The Company believes the surface equipment, which includes pumping units and other miscellaneous equipment, is worth approximately five thousand dollars ($5,000) in value. In July 1998, the Company sold one pumping unit for three thousand five hundred dollars ($3,500) and is currently attempting to sell the balance of the equipment.

     The Company believes that the existing oil and gas equipment which is located on the foregoing lease should be replaced with newer equipment. The sale of the existing equipment will not have any adverse effect upon the operation of the Company.

     The lease is currently not producing any oil or gas. The last production from the lease was in 1995. At that time the lease was producing three barrels of oil per day. None of the foregoing transactions were with related parties.


Selection of Additional Target Areas for Acquisition

     The Company's future proposed plans call for it to consider several factors in choosing additional properties for acquisition and development. First, the Company considers those regions in which one or more of its management or other technical personnel have field of experience. The Company's initial acquisition was located in Kansas. The Company anticipates acquiring additional leases in Colorado. At the present time the Company has not targeted any additional oil and gas leases for acquisition. The Company intends to acquire the oil and gas leases from other existing oil companies that are brought to the attention of Company's management.

     The Company will determine which leases it is interested in acquiring based upon the analysis of technical and production data, on site verification of well equipment and production capability, and verification of ownership of leasehold rights. The Company anticipates that it will take from four to six months to acquired a leasehold interest. Further, the Company intends upon diversifying its production portfolio with respect to both reservoir production characteristics and to market access. The Company believes that the overall effect of these two unrelated characteristics is to significantly lower the overall risk of the Company strategy.

     Currently, the Company may not have adequate funds to bid on oil and gas leases. If the Company does not have adequate funds to acquire leases which appear desirable, the Company will have to seek alternative funding sources in order to acquire the leases. The funding sources would either come from loans to the Company or through the sale of common stock. The sale of common stock may be through the sale of "restricted" common stock and/or a public offering. In the event the Company is unable to raise any funds to acquire the foregoing leases, the Company will have to forego any acquisition thereof and seek alternative, possibly less attractive leases. Currently, the Company does not have any sources of alternative funding available to it and may not have any alternative sources of funding available in the future. As such, if the Company is unable to raise additional capital, it may have to cease operations entirely.

     There are no preliminary agreements or understandings between the Company and its officers and directors or affiliates or lending institutions with respect to any loan agreements.

     There are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities by the Company prior to the location of any oil and gas leases.

Geological and Geophysical Techniques

     The Company may employ detailed geological interpretation combined with advanced seismic exploration techniques to identify the most promising leases. Geological interpretation is based upon data recovered from existing oil and gas wells in an area and other sources. Such information is either purchased from the company that drilled the wells or becomes public knowledge through state agencies after a period of years. Through analysis of rock types, fossils and the electrical and chemical characteristics of rocks from existing wells, the Company can construct a picture of rock layers in the area. Further, the Company will have access to the logs from the existing operating wells which will allow the Company to extrapolate a decline curve and make an estimation of the number of recoverable barrels of oil existing beneath a particular lease. The Company has not purchased, leased, or entered into any agreements to purchase or lease any of the equipment necessary to conduct the geological or geophysical testing.

Market for Oil and Gas Production

     The market for oil and gas production is regulated by both the state and federal governments. The overall market is mature and with the exception of gas, all producers in a producing region will receive the same price. The major oil companies will purchase all crude oil offered for sale at posted field prices. There are price adjustments for quality difference from the Bench Mark. Oil sales are normally contracted with a gatherer who will pick-up the oil at the well site. In some instances there may be deductions for transportation from the well head to the sales point. At this time the majority of crude oil purchasers do not charge transportation fees, unless the well is outside their service area. The oil gatherer will usually handle all check disbursements to both the working interest and royalty owners. The Company will be a working interest owner. By being a working interest owner, the Company is responsible for the payment of its proportionate share of the operating expenses of the well. Royalty owners and over-riding royalty owners receive a percentage of gross oil production for the particular lease and are not obligated in any manner whatsoever to pay for the cost of operating the lease. Therefore, the Company, in most instances, will be paying the expenses for the oil and gas revenues paid to the royalty and over-riding royalty interest.

     Gas sales are by contract. The gas purchaser will pay the well operator 100% of the sales proceeds on or about the 25th of each and every month for the previous months sales. The operator is responsible for all checks and distributions to the working interest and royalty owners. There is no standard price for gas. Prices will fluctuate with the seasons and the general market conditions. It is the Company's intention to utilize this market when ever possible in order to maximize revenues. The Company does not anticipate any significant change in the manner production is purchased, however, no assurance can be given at this time that such changes will not occur.

Acquisition of Leases

     The principal activity for the Company will be the acquisition of producing oil and gas leases. The acquisition process may be lengthy because of the amount of investigation which will be required prior to submitting a bid to a major oil company. Verification of each property and the overall acquisition process can be divided into three phases, as follows:

     Phase 1. Field identification. In some instances the seller will have a formal divestiture department that will provide a sales catalog of leases which will be available for sale. Review of the technical filings made to the states along with a review of the regional geological relationships, released well data and the production history for each lease will be utilized. In addition a review of the proprietary technical data in the sellers office will be made and calculation of a bid price for the field.

     Phase 2. Submission of the Bid. Each bid will be made subject to further verification of production capacity, equipment condition and status, and title.

     Phase 3. Closing. Final price negotiation will take place. Cash transfer and issuance of title opinions. Tank gauging and execution of transfer orders.

     After closing has occurred, the newly acquired property will be turned over to the Company for possible work-overs or operational changes which will in the Company estimation increase each well's production.

     In connection with the acquisition of an oil and gas lease for work-over operations, the Company is able to assume 100% ownership of the working-interest and surface production equipment facilities with only minor expenses. In exchange for an assignment of the lease, the Company agrees to assume the obligation to plug and abandon the well in the event the Company determines that reworking operations are either too expensive or will not result in production in paying quantities. The cost of plugging a well can run from $500 to $15,000, depending on the condition of the well. The Company believes that the obligation to plug an existing well will in no way jeopardize its operations, and in the long run is economically worth the risk involved compared with the possibility of acquiring existing production. Utilizing these systems the Company will be able to acquire oil and gas leases from large and small oil and gas firms with little costs. The Company also believes that it may be able to plug the wells in question, at no cost to the Company, in exchange for the production tubing and casing which will be removed during the plugging process.

     Several major oil companies have recently placed numerous oil and gas properties out for competitive bidding. The Company currently does not have sufficient revenues or funds available to it to make a bid for such properties. The Company anticipates initially attempting to acquire properties located in the eastern part of the state of Colorado. At the present time, the Company has not identified any specific oil and gas leases which it intends to acquire.

     The Company has not entered into any preliminary agreements or understandings with respect to the acquisition of additional oil and gas leases in Colorado.

     The Company will not acquire oil and gas lease from related parties.

     There is no present potential that the Company may acquire a lease or merge with a business or company in which the Company's promoters, management or their affiliates or associates directly or indirectly have an ownership interest. The Company does not have any policies which permit or prohibit the acquisition of an oil and gas lease or merger with a business or company in which the Company's promoters, management or their affiliates or associates directly or indirectly have an interest. The Company is not aware of any circumstances which result in a change of the foregoing.

     The Company is unable to determine at this time if it will acquire any oil and gas leases during the next twelve months. Accordingly, it is unable to anticipate costs of the acquisitions during the next twelve months. Further, the Company is unable to determine at this time if it will sell any securities during the next twelve months.

     Other than as disclosed herein, the Company does not know how it will proceed in seeking out additional target areas for lease acquisition.

     The Company may pay a finder's fee in connection with the acquisition of an oil or gas lease. The amount of the finder's fee will be predicated upon the oil and gas lease acquired. The Company cannot determine the maximum or minimum amount of the finder's fee. A finder's fee could be paid in securities of the Company. A finder's fees or other oil and gas lease acquisition related compensation will not be paid to officers, directors, promoters or other affiliates or associates of the Company.

     The Company currently has no plans, arrangements, or understandings to be acquired by or merge with an existing operating business, however, there is no assurance that in the future, the Company will not be the subject matter of an acquisition or merger.

     The Company may employ the services of independent consultants, in connection with its operations. The Company has not established any criteria that will be used to hire independent consultants. The Company will review a consultant's education and work experience and decide on a case by case basis if the consultant should be retained by the Company.

Dissenting Shareholders Rights

     The Company does not intend to provide the Company's shareholders with disclosure documentation concerning leases which it intends to acquire. The Company has no intention of acquiring or merging with an existing corporation. In the event, in the future, the Company determines that it will acquire or merge with an existing corporation, it will provide the disclosure required by then existing federal and state law.

     None of the Company's officers, directors, promoters, their affiliates or associates have had any preliminary contact or discussions with and there are no present plans, proposals, arrangements or understandings with any representatives of the owners of any leases, business or company regarding the possibility of an acquisition or merger transaction.

Competition

     The oil and gas industry is highly competitive. The Company's competitors and potential competitors include major oil companies and independent producers of varying sizes of which are engaged in the acquisition of producing properties and the exploration and development of prospects. Most of the Company's competitors have greater financial, personnel and other resources than does the Company and therefore have a greater leverage to use in acquiring prospects, hiring personnel and marketing oil and gas. Accordingly, a high degree of competition in these areas is expected to continue.

Governmental Regulation

     The production and sale of oil and gas is subject to regulation by state, federal and local authorities. In most areas there are statutory provisions regulating the production of oil and natural gas under which administrative agencies may set allowable rates of production and promulgate rules in connection with the operation and production of such wells, ascertain and determine the reasonable market demand of oil and gas, and adjust allowable rates with respect thereto.

     The sale of liquid hydrocarbons was subject to federal regulation under the Energy Policy and Conservation Act of 1975 which amended various acts, including the Emergency Petroleum Allocation Act of 1973. These regulations and controls included mandatory restrictions upon the prices at which most domestic crude oil and various petroleum products could be sold. All price controls and restrictions on the sale of crude oil at the wellhead have been withdrawn. It is possible, however, that such controls may be reimposed in the future but when, if ever, such reimposition might occur and the effect thereof on the Company cannot be predicted.

     The sale of certain categories of natural gas in interstate commerce is subject to regulation under the Natural Gas Act and the Natural Gas Policy Act of 1978 ("NGPA"). Under the NGPA, a comprehensive set of statutory ceiling prices applies to all first sales of natural gas unless the gas is specifically exempt from regulation (i.e., unless the gas is "deregulated"). Administration and enforcement of the NGPA ceiling prices are delegated to the FERC. In June 1986, the FERC issued Order No. 451, which, in general, is designed to provide a higher NGPA ceiling price for certain vintages of old gas. It is possible, though unlikely, that the Company may in the future acquire significant amounts of natural gas subject to NGPA price regulations and/or FERC Order No. 451. The recently enacted Natural Gas Wellhead Decontrol Act of 1989 provides for the phasing out of all price regulations under the NGPA by January 1, 1993.

Company's Office

     The Company's offices are located at 5459 South Iris Street,
Littleton, Colorado 80123. This is the home of the Company's president, Philip J. Davis. The Company uses Mr. Davis's home on a rent free basis.

Employees

     The Company is a development stage company and currently has no employees other than its Officers and Directors. Management of the Company expects to hire additional employees as needed.

Year 2000

     The Company has reviewed its internal computer systems and products and their capability of recognizing the year 2000 and years thereafter. The Company expects that any costs relating to ensuring such systems to be year 2000 compliant will not be material to the financial condition or results of operations of the Company.

Risk Factors

     1. No Operating History and Revenues. The Company is in the development stage, and is subject to all the risks inherent in the creation of a new business. Since the Company is a new venture, it has no record of operations and there is nothing at this time upon which to base an assumption that the Company's plans will prove successful.

     2. Volatility of Oil and Gas Markets. While in the past few years, the price of oil and gas has stabilized, there is no assurance that in the future prices for oil and gas production may become volatile in the future.

     3. Availability of Suitable Prospects or Producing Properties. Competition for prospects and producing properties is intense. The Company will be competing with a number of other potential purchasers of prospects and producing properties, most of which will have greater
financial resources than the Company.   Due to the state of the oil and
gas industry, the bidding for prospects has become particularly intense with different bidders evaluating potential acquisitions with difference product pricing parameters and other criteria that result in widely divergent bid prices. The presence in the market of bidders willing to pay prices higher than are supported by the Company's evaluation criteria could further limit the ability of the Company to acquire prospects and low or uncertain prices for properties can cause potential sellers to withhold or withdraw properties from the market. In this environment, there can be no assurance that there will be a sufficient number of suitable prospects available for acquisition by the Company or that the Company can sell prospectus or obtain financing for or participants to join in the development of prospects.

     4. Title to Properties. It is customary in the oil and gas industry that upon acquiring an interest in a property, that only a preliminary title investigation be done at that time. If the title to the prospects should prove to be defective, the Company could lose the costs of acquisition, or incur substantial costs for curative title work.

     5. Shut-in Wells and Curtailed Production. Production from gas wells in many geographic areas of the United States has been curtailed or shut-in for considerable periods of time due to a lack of market demand, and such curtailments may continue for a considerable period of time in the future. There may be an excess supply of gas in areas where the Company's operations will be conducted. In such event, it is possible that there will be no market or a very limited market for the Company's prospects.

     6. Operating and Environmental Hazards. Hazards incident to the operation of oil and gas properties, such as accidental leakage of petroleum liquids and other unforeseen conditions, may be encountered by the Company if it participates in developing a well and, on occasion, substantial liabilities to third parties or governmental entities may be incurred. It is anticipated that customary insurance coverage will be obtained, but the Company could be subject to liability for pollution and other damages or may lose substantial portions of prospects or producing properties due to hazards which cannot be insured against or which have not been insured against due to prohibitive premium costs or for other reasons. Governmental regulations relating to environmental matters could also increase the cost of doing business or require alteration or cessation of operations in certain areas.

     7. Uninsured Risks. The Company may not be insured against all losses or liabilities which may arise from operations, either because such insurance is unavailable or because the Company has elected not to purchase such insurance due to high premium costs or other reasons.

     8. Federal and State Taxation. Federal and state income tax laws are of particular significance to the oil and gas industry. The "windfall profits tax" adopted in 1980 reduces the profits which may be realized by the Company in the production of crude oil. Recent legislation has eroded previous benefits to oil and gas producers, and any subsequent legislation may continue this trend. The states in which the Company may conduct oil and gas activities also impose taxes upon the production of oil and gas located within such states. There can be no assurance that the tax laws will not be changed or interpreted in the future in a manner which adversely affects the Company.

     9. Government Regulation. The oil and gas business is subject to substantial governmental regulation, including the power to limit the rates at which oil and gas are produced and to fix the prices at which oil and gas are sold. It cannot be accurately predicted whether additional legislation or regulation will be enacted or become effective.

     10. Writedowns and Limits on Accuracy of Reserve Estimates. Oil and gas reserve estimates are necessarily inexact and involve matters of subjective engineering judgment. In addition, any estimates of future net revenues and the present value of such revenues are based on price and cost assumptions provided by the Company as its best estimate. These estimates may not prove to have been correct over time. A further decline in oil and gas prices may require the Company to write down the value of its oil and gas reserves.

     11. Need for Subsequent Funding. The Company believes it will need to raise additional funds to acquire additional oil and gas leases. The Company's continued operations therefore will depend upon the availability of cash flow, if any, from its operations or its ability to raise additional funds through bank borrowings or equity or debt financing. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

     12. Need for Additional Key Personnel. At the present, the Company employs no full time employees. The success of the Company's proposed business will depend, in part, upon the ability to attract and retain qualified employees. The Company believes that it will be able to attract competent employees, but no assurance can be given that the Company will be successful in this regard. If the Company is unable to engage and retain the necessary personnel, its business would be materially and adversely affected.

     13. Reliance Upon Directors and Officers. The Company is wholly dependent, at the present, upon the personal efforts and abilities of its Officers who will exercise control over the day to day affairs of the Company, and upon its Directors, all of whom are engaged in other activities, and will devote limited time to the Company's activities. The President and Secretary will devote 20% of their time to the operation of the day to day affairs of the Company. Accordingly, while the Company may solicit business through its Officers, there can be no assurance as to the volume of business, if any, which the Company may succeed in obtaining, nor that its proposed operations will prove to be profitable.

     14. Issuance of Additional Shares. Approximately 23,569,300 shares of Common Stock or 93.2% of the 25,000,000 authorized shares of Common Stock of the Company are unissued. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. The Company may also issue additional shares of Common Stock pursuant to a plan and agreement of merger with a private corporation. Although the Company presently has no commitments, contracts or intentions to issue any additional shares to other persons, the Company may in the future attempt to issue shares to acquire products, equipment or properties, or for other corporate purposes. Any additional issuance by the Company, from its authorized but unissued shares, would have the effect of diluting the interest of shareholders.

     15.  Non-Arms's Length Transaction.  The number of shares of
Common Stock issued to present shareholders of the Company for cash was arbitrarily determined and may not be considered the product of arm's length transactions.

     16. Indemnification of Officers and Directors for Securities Liabilities. The Company's Articles of Incorporation provide that the Company will indemnify any Director, Officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in the Colorado Business Corporation Act. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not the corporation would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by the Company and prevent any recovery from such Officers, Directors, agents and employees for losses incurred by the Company as a result of their actions. Further, the Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

     17. Competition. The Company believes that it will have competitors and potential competitors, many of whom may have considerably greater financial and other resources than the Company.

     18. Cumulative Voting, Preemptive Rights and Control. There are no preemptive rights in connection with the Company's Common Stock. Shareholders may be further diluted in their percentage ownership of the Company in the event additional shares are issued by the Company in the future. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors.

     19. No Dividends Anticipated. At the present time the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors.

     20. Nature of Oil and Gas Exploration. The search for oil and gas has historically been marked by unprofitable efforts resulting not only from the drilling of dry holes, but also from wells which, though productive, will not produce oil or gas in sufficient quantities to return a profit. Liabilities in excess of insurance coverage could possibly be incurred by the Company as a result of a blow-out, fire, personal injury or other casualty. Pollution which might be caused by the Company's operations could also result in liabilities and restrictions on the Company's activities. If properties are proven productive, there is no assurance such production can be sold at the most favorable rates or in optimum quantities. The oil and gas industry is highly competitive and includes a number of large well-established companies which possess substantially greater resources than the Company. To the extent the Company acts as the unit operator of its oil and gas wells, it can be expected to make substantial advancements on behalf of other joint owners of the property. There is no assurance that such joint owner advancements will be collectible.

ITEM 2.   DESCRIPTION OF PROPERTIES.

     The Company owned an undivided 2.00% overriding royalty interest in one oil and gas lease located in Barton County, Kansas covering 160 acres, more or less. A brief description of the lease is as follows:

Lease Name:                        N. J. Weber
Field:                             Kraft - Prusia
County:                            Barton
State:                             Kansas
Legal Description:                 SE/4 Section 11, T16S, R12W
Spacing:                           160 acres on 20 acre spacing
Overriding Royalty Interest:       2.00%
Operator:                          Scavenger Oil Company
Number of Wells:                   4(5 others plugged and abandoned)
Production Formation:              Arbuckle
Date of First Production:          1944
Cost of Drilling and Completion:   $95,000 - $110,000
Crude Oil Purchaser:               NCRA
Gas Purchaser:                     Not Applicable-no gas production

     The foregoing lease currently does not produce any oil or gas.
The last production from the lease was in 1995. At that time the lease was producing three barrels of oil per day. Further the foregoing lease expired on January 15, 1999.

     The Company sold its interest in its oil and gas lease to an unaffiliated oil and gas company in consideration of a two percent (2%) overriding royalty interest in the property. The Company also maintained its right to all surface equipment on the property. The Company believes the surface equipment, which includes pumping units and other miscellaneous equipment, is worth approximately five thousand dollars ($5,000) in value. In July 1998, the Company sold one pumping unit for three thousand five hundred dollars ($3,500) and is currently attempting to sell the balance of the equipment.


ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

     Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of the calendar year covered by this report.

                              PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDERS MATTERS.

(a)  Market Information.

          No market exists for the Company's securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept the Company's securities as pledged collateral for loans unless a regular trading market develops.

     There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company's securities.

     At the request of the Company, Public Securities of Spokane, Washington has submitted a Form 211 to the National Association of Securities Dealers, Inc. (the "NASD") requesting that the Company's securities be listed for trading on the Bulletin Board operated by the NASD. Public Securities has advised the Company that the NASD will not list the Company's securities on the Bulletin Board until such time as the Securities and Exchange Commission has reached a "no-comment" position regarding its Form 10. Other than the foregoing, the Company has no understanding or discussions with any broker/dealer regarding market making activities. Further, the Company has not and does not intend to hire consultants regarding market making activities.

     The Company currently has outstanding 1,430,700 shares of common stock of which 30,700 are freely tradeable and 1,400,000 of which are subject to Reg. 144 of the Securities Act of 1933.

     In general, under Rule 144 as currently in effect a person (or persons whose Shares are aggregated), who has beneficially owned Shares privately acquired directly or indirectly from the Company or from an affiliate, for at least one year, or who is an affiliate, is entitled to sell within any three month period a number of such Shares that does not exceed the greater of 1% of the then outstanding shares of the Company's Common Stock or the average weekly trading volume in the Company's Common Stock during the four calendar weeks, immediately preceding such sale. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about the Company. A person (or persons whose Shares are aggregated) who is not deemed to have been an affiliate at any time during the 90 day preceding a sale, and who has beneficially owned Restricted Shares for at least two years, is entitled to sell all such Shares under Rule 144 without regard to the volume limitations, current public information requirements, manner of sale provisions or notice requirements.

SEC Rule 15g

     The Company's shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their shares in the secondary market.

     Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

(b)  Holders.

     As of September 30, 1998, the Company has 50 holders of record of its Common Stock and no shares of its Preferred Stock have been issued.

(c)  Dividends .

     The Registrant has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Registrant intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

Selected Consolidated Financial Data

     The selected financial data presented below has been derived from the financial statements of the Company. The following table summarizes certain financial information and should be read in conjunction with "Plan of Operation" and the Financial Statements and related notes included elsewhere in this Registration Statement. The information shown below may not be indicative of the Company's future results of operations.

                                   December 31,   December 31,
                                   1998           1997
Sales                              $      -       $      -
Lease Operating Costs                  2,780          5,382
General and Administrative
  Expenses                            11,483          1,020

Impairment of Oil and Gas
  Properties                              -          17,876
                                   ---------      ---------
Net Loss                           $ (14,263)     $ (24,278)
                                   =========      =========
Net loss per common share          $   (0.01)     $  (0.02)
                                   =========      =========

Plan of Operation

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

     The Company's future proposed plan calls for it to consider and acquire oil and gas leases for acquisition or development.

     The Company believes it can satisfy is cash requirements for the next twelve months as it relates to its current administrative and start-up costs. Although it is anticipated that the Company may require additional funding over the next twelve months to acquire and/or develop future oil and gas properties.

     The Company's future proposed plans call for it to consider several factors in choosing additional properties for acquisition and development. First, the Company considers those regions in which one or more of its management or other technical personal have field of experience. The Company's initial acquisition is located in Kansas. The Company anticipates acquiring additional leases in Colorado. At the present time the Company has not targeted any additional oil and gas leases for acquisition. The Company intends to acquire the oil and gas leases from other existing oil companies that are brought to the attention of Company's management.

     The Company owns the surface equipment from its initial oil and gas acquisition in Kansas. To date the Company has sold one pumping unit for $3,500 in cash. The remaining equipment is currently for sale.

     In 1999, the Company's underlying interest in oil and gas properties expired. In connection with this interest, the Company could, if the assignee of the underlying interest fails to pay reclamation costs of the expired interest in the oil and gas properties, be obligated to pay these costs. The Company has estimated and reserved $3,500 to pay the reclamation costs if its assignee fails to pay these costs.

     The Company has suffered recurring losses from operations and may not be able to meet its obligations as they become due which raise substantial doubt about its ability to continue as a going concern.
The continuation of the Company as a going concern is dependent upon the Company attaining and maintaining profitable operations and raising additional capital. Management's plans in this regard is to raise additional capital through debt financing or raise additional capital through the sale of common stock. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations.

     The Company is a development stage company and currently has no employees other than its Officers and Directors. Management of the Company expects to hire additional employees as needed.

Liquidity and Capital Resources.

     The Company sold 1,400,000 shares of its Common Stock to officers and directors for $30,000 in cash. The Company also completed a an offering of 30,700 shares in June 1998 for $30,700 in cash. A portion of the foregoing was used for organizational matters and the purchase of one oil and gas lease. The Company has no operating history. The Company has approximately $9,828 in cash as of December 31, 1998, which the Company intends to use for working capital and to purchase additional oil and gas leases.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        MIZAR ENERGY COMPANY
                (A Company in the Development Stage)
                         TABLE OF CONTENTS

                                                  Page

Independent Auditors' Report                      F-1
Balance Sheets                                    F-2
Statements of Operations                          F-3
Statements of Changes in Shareholders' Equity     F-4
Statements of Cash Flows                          F-5
Notes to Financial Statements                     F-6 - F-8

                     INDEPENDENT AUDITORS' REPORT


To the Shareholders
Mizar Energy Company
(A Company in the Development Stage)

We have audited the accompanying balance sheets of Mizar Energy Company (a Company in the Development Stage) as of December 31, 1998 and 1997, and the related statements of operations, changes in shareholders' equity, and cash flows for the year ended December 31, 1998 and the period from inception (December 11, 1996) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Mizar Energy Company (a Company in the Development Stage) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and the period from inception (December 11, 1996) through December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered recurring losses from operations and may not be able to meet its obligations as they become due which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        SPICER, JEFFRIES & CO.

Denver, Colorado
March 1, 1999

                         MIZAR ENERGY COMPANY
                 (A Company in the Development Stage)

                            BALANCE SHEETS

                                             December 31,
                                        1998           1997
          ASSETS
CURRENT ASSET - CASH                    $  9,828       $  4,057

OIL AND GAS PROPERTIES (Note 1)               -              -

OTHER ASSETS:
  Deferred offering costs (Note 1)            -          15,831
  Organization costs, net of
    accumulated amortization
    of $89 in 1997 (Note 1)                   -             357
                                        --------       --------
                                        $  9,828       $ 20,245
                                        ========       ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Reserve for reclaimation costs
   (Note 5                                   $  3,500       $     -
  Due to Shareholders (Note 2)                -          10,423
                                        --------       --------
          Total current liabilities        3,500         10,423
                                        --------       --------
COMMITMENTS AND CONTINGENCIES  (Note 4)

SHAREHOLDERS' EQUITY: (Note 2)
  Preferred stock, no par value,
   10,000,000 shares authorized;
   no shares issued and outstanding           -              -
  Common stock, no par value,
   25,000,000 shares authorized;
   1,430,700 and 1,404,100 shares
   issued and outstanding                 44,869         34,100
  Deficit accumulated during
   the development stage                 (34,541)       (24,278)
                                        --------       --------
     Total shareholders' equity            6,328          9,822
                                        --------       --------
                                        $  9,828       $ 20,245
                                        ========       ========





  The accompanying notes are an integral part of these statements.

                         MIZAR ENERGY COMPANY
                 (A Company in the Development Stage)

                       STATEMENTS OF OPERATIONS

                                                       Period from
                                                       inception
                                                       (December
                                                       11, 1996)
                                   Year ended          through
                                   December 31,        December 31,
                                   1998                1997
REVENUE                            $        -          $       -

EXPENSES:
  Lease operating costs                  2,780              5,382
  General and administrative            11,483              1,020
  Impairment of oil and
   gas properties                           -              17,876
                                   -----------         ----------

NET LOSS                           $   (14,263)        $  (24,278)
                                   ===========         ==========
NET LOSS PER COMMON SHARE
 (Note 1)                          $     (0.01)        $    (0.02)
                                   ===========         ==========
WEIGHTED AVERAGE SHARES
 OUTSTANDING (Note 1)                1,421,592          1,400,470
                                   ===========         ==========























  The accompanying notes are an integral part of these statements.

                        MIZAR ENERGY COMPANY
                (A Company in the Development Stage)

            STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              PERIOD FROM INCEPTION (DECEMBER 11, 1996)
                    THROUGH DECEMBER 31, 1997 AND
                     YEAR ENDED DECEMBER 31, 1998

                                                       Deficit
                                                       Accumulated
                                                       during the
                                   Common Stock        Development
                              Shares         Amount    Stage
INCEPTION,
  December 11, 1996                  -       $     -   $      -

  Issuance of common stock,
    December 20, 1996         1,400,000        30,000         -
  Issuance of common stock,
    November 5, 1997              1,800         1,800         -
  Issuance of common stock,
    November 12, 1997               900           900         -
  Issuance of common stock,
    December 12, 1997             1,400         1,400         -
  Net loss                           -             -     (24,278)
                              ---------      --------  ---------
BALANCES,
  December 31, 1997           1,404,100        34,100    (24 278)

  Issuance of common stock,
    April 10, 1998                7,700         7,700         -
  Issuance of common stock,
    April 20, 1998                1,000         1,000         -
  Issuance of common stock,
    May 12, 1998                 11,000        11,000         -
  Issuance of common stock,
    May 18, 1998                  4,000         4,000         -
  Issuance of common stock,
    June 10, 1998                 2,900         2,900         -
  Less offering costs                -        (15,831)        -
  Net loss                           -             -     (14,263)
                              ---------      --------  ---------
BALANCES
  December 31, 1998           1,430,700      $  44,869 $ (38,541)
                              =========      ========= =========








  The accompanying notes are an integral part of these statements.

                         MIZAR ENERGY COMPANY
                 (A Company in the Development Stage)
                       STATEMENTS OF CASH FLOWS

                                                  Period from
                                                  inception
                                                  (December 11, 1996)
                                   Year ended     through
                                   December 31,   December 31,
                                   1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                           $ (14,263)     $ (24,278)
Adjustments to reconcile net
 loss to net cash used in
 operating activities:
  Organization costs                     357             89
  Impairment of oil and gas
   properties                             -          17,876
  Increase in organization costs          -            (446)
                                   ---------      ---------
     Net cash used in
      operating activities          (13,906)         (6,313)
                                   --------       ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of oil and gas
 properties                              -          (17,876)
Proceeds from sale of oil
 and gas equipment                    3,500              -
                                   --------       ---------
                                      3,500         (17,876)
CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Issuance of common stock           26,600          34,100
  Deferred offering costs                -          (15,831)
  Proceeds from shareholder loan         -           10,423
  Repayment of shareholder loan     (10,423)             -
                                   --------       ---------
Net cash provided by
 financing activities                16,177         28,246
                                   --------       --------
NET INCREASE IN CASH                  5,771          4,057

CASH, at beginning of period          4,057             -
                                   --------       --------
CASH, at end of period             $  9,828       $  4,057
                                   ========       ========

SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES
 Deferred offering costs offset
  to capital                       $ 15,831       $    -
                                   ========       ========

  The accompanying notes are an integral part of these statements.

                        MIZAR ENERGY COMPANY
                 (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business
Mizar Energy Company (the "Company") was incorporated in the state of Colorado on December 11, 1996, and had no previous operations.
Activities through December 31, 1998 include organization of the Company and the raising of equity capital. The Company plans to be engaged in the business of acquiring, developing, and operating oil and gas properties.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
The carrying amount of cash, receivables, and payables approximates fair value.

Deferred Offering Costs
Deferred offering costs represent costs incurred in connection with the private offering and were charged against the proceeds of the offering.

Organization Costs
Organization costs were amortized over a period of sixty months.
During 1998, these costs were charged to operations.

Cash Flows
For purposes of reporting cash flows, cash includes those investments which are short-term in nature (three months or less to original maturity), are readily convertible to cash, and represent insignificant risk of changes in value.

Long-Lived Assets
The Company adopted the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in its financial statements for the year ended December 31, 1997. The adoption of SFAS 121 had no material effect on the Company's financial statements. The Company reviews its long-lived assets for impairment to determine if the carrying amount of the asset is recoverable.

                        MIZAR ENERGY COMPANY
                 (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES . . . continued

Net Loss Per Share of Common Stock
Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding.

NOTE 2 -  SHAREHOLDERS' EQUITY AND RELATED PARTY TRANSACTIONS

The Company has the authority to issue 10,000,000 shares of preferred stock no par value and 25,000,000 shares of common stock no par value. The Company issued 1,400,000 shares of common stock to its founders for $30,000 in December, 1996, and 4,100 shares of common stock in connection with a private offering for $4,100 in November and December, 1997.

During 1998, the Company completed its private offering by selling an additional 26,600 shares for $26,600.

For the year ended December 31, 1997, two of the Company's major shareholders advanced $10,423 to the Company; in 1998 the Company repaid these advances. In addition, the Company is provided office space on a rent-free basis from one of these shareholders.

NOTE 3 -   OIL AND GAS PROPERTIES

In 1997, The Company acquired oil and gas mineral leases. In April 1998, the Company sold its working interest in these leases for an overriding royalty interest. The Company retained the rights to the surface equipment in this transaction. On December 31, 1997, the Company adjusted its investment in the royalty interest to its net realizable value (see note 5).

NOTE 4 -  INCOME TAXES

At December 31, 1998, the Company had a net operating loss carryforward for income tax purposes of approximately $38,000 available to offset future income taxes, expiring through 2018.

                        MIZAR ENERGY COMPANY
                 (A Company in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS

NOTE 5 -  COMMITMENTS AND CONTINGENCIES

In 1999, the Company's underlying interest in oil and gas propertiess expired. In connection with this interest, the Company could, if the assignee of the underlying interest fails to pay reclaimation costs of the expired interest in the oil and gas properties, be obligated to pay these costs. The Company has estimated and reserved $3,500 to pay the reclaimation costs if its assignee fails to pay these costs.

The Company has suffered recurring losses from operations and may not be able to meet its obligations as they become due which raise substantial doubt about its ability to continue as a going concern.
The continuation of the Company as a going concern is dependent upon the Company attaining and maintaining profitable operations and raising additional capital. Management's plans in this regard is to raise additional capital through debt financing or raise additional capital through the sale of common stock. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company discontinue operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers.

     The following table sets forth the names and nature of all positions and offices held by all directors and executive officers of the Company for the calendar year ending December 31, 1998, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

                                                  Date of
                    Position                      Election of
Name                Held                          Designation

Philip J. Davis     President, Treasurer          December 11, 1996
                    and a member of the
                    Board of Directors

John C. Lee         Secretary and member          December 11, 1996
                    of the Board of Directors


Term of Office

     The terms of office of the current directors continue until the annual meeting of stockholders, which the Bylaws provide shall be held in October as determined by the Board of Directors; officers are elected at the annual meeting of the board of directors, which immediately follows the annual meeting of stockholders.

Philip J. Davis - President, Treasurer and a member of the Board of
Directors

     Mr. Davis is a founder, President, Treasurer and a member of the Board of Directors of the Company. From December 1992 to the present, Mr. Davis is a self-employed consultant. In October 1992, Mr. Davis filed for protection under Chapter XIII of the United States Bankruptcy Act. In July 1994, the action was voluntarily dismissed by the Bankruptcy Court. On December 2, 1994, Mr. Davis filed a petition for bankruptcy pursuant to Chapter VII of the United States Bankruptcy Act. Mr. Davis was granted a discharge in March 1995. From May 1991 to November 1995, Mr. Davis was Secretary/Treasurer and a member of the Board of Directors of Kapalua Acquisitions, Inc., a Colorado corporation, which was formed for the purpose of acquiring or merging with an existing operating entity. Kapalua's Common Stock began trading on the Bulletin Board, operated by the National Association of
Securities Dealers, Inc., in November 1995.   From November 1994 to
November 1995, Mr. Davis was President of Kapalua Acquisitions, Inc. Mr. Davis resigned his positions as an officer and director of Kapalua Acquisitions, Inc., on November 17, 1995, when it completed a reverse acquisition with Startech Corporation, a Connecticut corporation engaged in the business of waste disposal. From August 1996 to the present, Mr. Davis has been the President and a member of the Board of Directors of Medical Management Systems, Inc., a Colorado corporation. Medical Management is a shell corporation. From May 1991 to November 1995, Mr. Davis was Secretary/Treasurer and a member of the Board of Directors of Paia Acquisitions, Inc., a Colorado corporation. Paia's Common Stock began trading on the Bulletin Board operated by the National Association of Securities Dealers, Inc., in January 1996. In November 1995, Paia acquired all of the issued and outstanding shares of common stock of Consolidated Financial Management, Inc. d/b/a Banc-Pro, an Arizona corporation in exchange for 3,900,000 post reverse-split restricted shares of common of Paia and 845,000 preferred shares of Paia. Mr. Davis resigned as an officer and director of Paia in November 1995. From May 1991 to November 1995, Mr. Davis was Secretary/Treasurer of Lahaina Acquisitions, Inc., a Colorado corporation which was formed for the purpose of acquiring or merging with an existing operating entity. Lahaina's Common Stock began trading on the Bulletin Board, operated by the National Association of Securities Dealers, Inc., in August 1996. In November 1995, Mr. Davis resigned from the foregoing positions to assume the Presidency of Lahaina Acquisitions, Inc. Mr. Davis resigned the foregoing position on May 27, 1997, when he sold his interest in Lahaina Acquisitions, Inc. to third parties. Mr. Davis also resigned his position as a Director of Lahaina Acquisitions, Inc. on the same date, a position he held since May 1991. Mr. Davis will devote approximately 20% of his time to the Company.

John C. Lee - Secretary and a member of the Board of Directors

     Mr. Lee is Secretary and a member of the Board of Directors of the Company. Mr. Lee has held the foregoing positions since inception of the Company. Since November 1992, Mr. Lee been engaged in the practice of investing his personal funds in securities. Since August 1996, Mr. Lee has been the Secretary and a member of the Board of Directors of Medical Management Systems, Inc., a Colorado corporation. Medical Management is a shell corporation. From November 1995 to May 1997, Mr. Lee was Secretary and a member of the Board of Directors of Lahaina Acquisitions, Inc., a Colorado corporation, which was formed for the purpose of acquiring or merging with an existing operating entity. Lahaina's Common Stock began trading on the Bulletin Board, operated by the National Association of Securities Dealers, Inc., in August 1996. On May 27, 1997, Mr. Lee resigned the foregoing positions when he sold his interest in Lahaina Acquisitions, Inc. to third parties. From November 1994 to November 1995, Mr. Lee was Vice President and a member of the Board of Directors of Kapalua Acquisitions, Inc., a Colorado corporation. Kapalua's Common Stock began trading on the Bulletin Board, operated by the National Association of Securities Dealers, Inc., in November 1995. Mr. Lee resigned his positions, on November 5, 1995, as an officer and director when it completed a reverse acquisition with Startech Corporation, a Connecticut corporation engaged in the business of waste disposal. Mr. Lee will devote approximately 20% of his time to the operation of the Company.

Involvement in Certain Legal Proceedings

     During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company has been the subject matter of any legal proceedings, including bankruptcy, criminal proceedings, or civil proceedings. Further, no legal proceedings are known to be contemplated by governmental authorities against any director, executive officer and person nominated to become a director.

Indemnification

     The Colorado Revised Statutes and certain provisions of the Company's Articles of Incorporation under certain circumstances provide for indemnification of the Company's Officers, Directors and controlling persons against liabilities which they may incur in such capacities. A summary of the circumstances in which such indemnification is provided for is contained herein, but this description is qualified in its entirety by reference to the Company's Articles of Incorporation and to the statutory provisions.

     In general, any Officer, Director, employee or agent may be indemnified against expenses, fines, settlements or judgments arising in connection with a legal proceeding to which such person is a party, if that person's actions were in good faith, were believed to be in the Company's best interest, and were not unlawful. Unless such person is successful upon the merits in such an action, indemnification may be awarded only after a determination by independent decision of the Board of Directors, by legal counsel, or by a vote of the shareholders, that the applicable standard of conduct was met by the person to be indemnified.

     The circumstances under which indemnification is granted in connection with an action brought on behalf of the Company is generally the same as those set forth above; however, with respect to such actions, indemnification is granted only with respect to expenses actually incurred in connection with the defense or settlement of the action. In such actions, the person to be indemnified must have acted in good faith and in a manner believed to have been in the Company's best interest, and have not been adjudged liable for negligence or misconduct.


Compliance with Section 16(a) of the Securities Exchange Act of 1934.

     Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors and persons who own more than ten percent of a registered class of a company's equity securities to file initial reports of beneficial ownership and to report changes in ownership of those securities with the Securities and Exchange Commission and the National Association of Securities Dealers. They are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of Forms 3, 4 and 5 furnished to the Company or written representations that no other transactions were required, the Company has determined that the pertinent officers, directors and principal shareholders have complied with all applicable Section 16(a) requirements during fiscal 1998.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the period indicated:

                       SUMMARY COMPENSATION TABLE

                          Long Term Compensation       Compensation
                Annual  Compensation              Awards       Payouts
(a)       (b)  (c)       (d)  (e)       (f)       (g)       (h)  (I)
Name                          Other          Restricted     LTIP All
and                           Annual    Stock               Pay- Other
Principal      $        $     Compen    Awards    Options/  Outs Compen
Position  Year Salary   Bonus sation($) $         SAR's(#)  ($)  sation$
          December 31
Philip J.
 Davis
 President 1998 $ -0-    $0   $0        $0           0        $0   $0
 Treasurer 1997 $ -0-    $0   $0        $0           0        $0   $0
 Director  1996 $ -0-    $0   $0        $0           0        $0   $0

John C. Lee
 Secretary 1998 $ -0-    $0   $0        $0           0        $0   $0
 Director  1997 $ -0-    $0   $0        $0           0        $0   $0
           1996 $ -0-    $0   $0        $0           0        $0   $0


Cash Compensation.

     The Company anticipates entering into employment agreements with its officers in the near future, the terms of which are undecided at the present time. The Company did not paid any salaries in 1996, 1997 and 1998 and has not paid any salaries in 1999, and will not initiate the payment of salaries until it becomes profitable to do so.

Compensation of Directors.

     The Company's Board of Directors unanimously resolved that members receive no compensation for their services and are not reimbursed for travel expenses incurred in serving on the Board of Directors.

     No additional amounts are payable to the members of the Company's Board of Directors for committee participation or special assignments.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

Security Ownership of Certain Beneficial Owners

     The following table sets forth the Common Stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually and all officers and directors of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and                 Number of                          Percent of
address of owner         Shares         Position            Ownership

Philip J. Davis              700,000    President,          48.93%
5459 South Iris Street                  Treasurer and
Littleton, CO 80123                     Director

John C. Lee                  700,000    Secretary and       48.93%
5410 East Long Place                    Directors
Littleton, CO 80122

All officers and           1,400,000                        97.86%
directors as a
group (2 persons)

Changes in Control

     To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Registrant has engaged in no transactions with management or others in which the amount involved exceeds $60,000.

     On December 20, 1996, the Company issued 1,400,000 shares of
Common Stock to the following individuals and corporations in consideration of the payment of $0.02143 per share in cash.

                              Total                    Shares
Name                          Consideration            Acquired
Philip J. Davis               $ 15,000.00              700,000
5459 South Iris Street
Littleton, Colorado   80123

John C. Lee                   $ 15,000.00              700,000
5410 East Long Place
Littleton, Colorado 80122

     In June 1998, the Company completed an offering and sold 30,700 shares of Common Stock to 48 persons in consideration of $30,700 in cash pursuant to Reg. 504 of the Act.

     For the year ended December 31, 1997, two of the Company's officers advanced $10,423 to the Company, during the quarter ended September 30, 1998, and the quarter ended December 31, 1998. The
Company repaid these advances.


                              PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

Exhibits

     The following documents are incorporated herein by reference from the Registrant's Form 10-SB Registration Statement which was filed with the Securities and Exchange Commission on October 20, 1998, and all exhibits thereto, as filed with the Commission:

Exhibit
  No.     Description

  3.1     Articles of Incorporation.

  3.2     Bylaws.

 10.1     Oil and gas lease.

 10.2     Contract for sale of lease.

     The following documents are incorporated herein:

 27       Financial Data Schedule.

                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of April, 1999.

                    MIZAR ENERGY COMPANY
                    (Registrant)


                    BY:  /s/ Philip J. Davis
                         Philip J. Davis, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this 15th day of April, 1999.


SIGNATURES               TITLE                    DATE


/s/ Philip J. Davis      President, Treasurer     April 15, 1999
Philip J. Davis          Chief Financial Officer
                         and a member of the
                         Board of Directors


/s/ John C. Lee          Secretary and a member   April 15th, 1999
John C. Lee              Board of Directors