Form 10QSB
period 1999-03-31
MIZAR ENERGY CO
filed 1999-05-14
CIK 1042463

-----------------------------------------------------------------
-----------------------------------------------------------------

                SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.   20549
               ----------------------------------
                            FORM 10-QSB

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1999.

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from:

                  ------------------------------
                   Commission file number 0-24977
                  ------------------------------

                       MIZAR ENERGY COMPANY
     (Exact name of Registrant as specified in its charter.)

COLORADO                                33-0231238
(State of other jurisdiction of         (IRS Employer
incorporation or organization)          Identification No.)

                      5459 South Iris Street
                    Littleton, Colorado   80123
  (Address of principal executive offices, including zip code.)

                          (303) 932-9998
       Registrant's telephone number, including area code.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES [ x ]          NO [   ]

The number of shares outstanding of the Registrant's Common Stock, no par value per share, at March 31, 1999 was 1,430,700 shares.


-----------------------------------------------------------------
-----------------------------------------------------------------

                              PART I

ITEM 1.   FINANCIAL STATEMENTS.

                        MIZAR ENERGY COMPANY
                   (A Development Stage Company)
                           BALANCE SHEET
                     March 31, 1999 (Unaudited)

                               ASSETS


CURRENT ASSETS
 Cash                                        $   9,826
                                             ---------
                                             $   9,826
                                             =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Reserve for reclamation cost                $   3,500
 Accounts payable                                3,774
                                             ---------
                                                 7,274


STOCKHOLDERS' EQUITY
 Preferred stock, 10,000,000 shares
  authorized, no par value; none
  issued and outstanding                            -
 Common stock, 25,00,000 shares
  authorized, no par value;
  1,430,700 shares issued and
  outstanding                                   44,869
 Accumulated deficit                           (42,317)
                                             ---------
     Total Stockholders' Equity                  2,552
                                             ---------
                                             $   9,826
                                             =========

                        MIZAR ENERGY COMPANY
                   (A Development Stage Company)
                      STATEMENT OF OPERATIONS
         For the Three Months Ended March 31, 1999 and 1998
    and For the Period From Inception (December 11, 1996) as a
            Development Stage Company to March 31, 1999

                                                       From Inception
                                                       of Development
                         Three Months   Three Months   Stage to
                         1999           1998           March 31, 1999
                         (Unaudited)    (Unaudited)    (Unaudited)
REVENUES                 $     -        $     -        $      -

EXPENSES
 Lease operating costs         -           2,932           8,162
 General and
  administrative            3,776            333          16,279
 Impairment of oil and
  gas properties               -              -           17,876
                         --------       --------       ---------
                            3,776          3,265          42,317

NET LOSS                 $ (3,776)      $ (3,265)      $ (42,317)
                         ========       ========       =========


                        MIZAR ENERGY COMPANY
                   (A Development Stage Company)
                      STATEMENT OF CASH FLOWS
         For the Three Months Ended March 31, 1999 and 1998
    and For the Period From Inception (December 11, 1996) as a
            Development Stage Company to March 31, 1999

                                                       From Inception
                                                       of Development
                                                       Stage to
                         1999           1998           March 31, 1999
                         (Unaudited)    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATIONS
 Net loss                $ (3,776)      $ (3,265)      $ (42,317)
 Adjustment to reconcile
 net loss to net cash
 used by operating
 activities:
  Amortization                 -              22             446
  Impairment of oil and
   gas properties              -              -           17,876
  Increase in organization
   costs                       -              -             (446)
  Increase in accounts
   payable                  3,774             -            3,774
                         --------       --------       ---------
Net cash used by
 operating activities          (2)        (3,243)        (20,667)

CASH FLOWS FROM INVESTING
ACTIVITIES
 Purchase of oil and
  gas properties                -             -          (17,876)
 Sale of oil and gas
  properties                    -             -            3,500
                         ---------      --------       ---------
Net cash provided (used
 by investing activities                                 (14,376)
CASH FLOWS FROM FINANCING
ACTIVITIES
 Advances from related
  parties                       -             -           10,423
 Repayments to related
  parties                       -             -          (10,423)
 Issuance of common stock       -             -           60,700
 Deferred offering costs        -             -          (15,831)
                         ---------      --------       ---------
Net cash provided by
 financing activities           -             -           44,869
                         ---------      --------       ---------
NET INCREASE (DECREASE)
IN CASH                        (2)        (3,243)          9,826

CASH, beginning of period   9,828          4,057              -
                         --------       --------       ---------
CASH, end of period      $  9,826       $    814       $   9,826
                         ========       ========       =========


                        MIZAR ENERGY Company
                   NOTES TO FINANCIAL STATEMENTS

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Mizar Energy Company (the "Company") was incorporated in the state of Colorado on December 11. 1996 and had no previous operations. The Company plans to be engaged in the business of acquiring, developing and operating oil and gas properties. The Company is currently in the development stage.

Oil and Gas Properties

In 1997, the Company acquired oil and gas mineral leases. In April 1998, the Company sold its working interest in these leases for an overriding royalty interest. The Company retained the rights to the surface equipment in this transaction. On December 31, 1997. the Company adjusted its investment in the royalty interest to its net realizable value.

Private Stock Offering.

In June 1998. the Company completed a private offering of its common stock. Under terms of the offering, the Company issued 30,700 shares at $1.00 per share. After offering costs of $15,831, net proceeds to the Company amounted to $14,869.

Commitments and Contingencies

In 1999, the Company's underlying interest in oil and gas property expired. In connection with this interest, the Company could, if the assignee of the underlying interest fails to pay reclaimation costs of the expired interest in the oil and gas properties, be obligated to pay these costs. The Company has estimated and reserved $3,500 to pay the reclaimation costs if its assignee fails to pay these costs.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Liquidity and Capital Resources.

     The Company sold 1,400,000 shares of its Common Stock to officers and directors for $30,000 in cash. The Company also completed an offering of 30,700 shares in June 1998 for $30,700 in cash. A portion of the foregoing was used for organizational matters and the purchase of one oil and gas lease. The Company has no operating history. The Company has approximately $19,000 in cash as of September 30, 1998, which the Company intends to use for working capital and to purchase additional oil and gas leases.

                             PART II.
Item 6.   Exhibits and Reports on Form 8-K.

(a)     Exhibits

EXHIBIT INDEX

Exhibit
  No.          Description.

  27      Financial Data Schedule

(b)  Reports on Form 8-K

     No reports were filed on Form 8-K during the quarter ended March
31, 1999.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 14th day of May, 1999.


                              MIZAR ENERGY COMPANY
                              (the "Registrant")

                              BY:  /s/ Philip J. Davis
                                   Philip J. Davis
                                   President, Treasurer and member of
                                   the Board of Directors