Form 10QSB
period 1999-06-30
MIZAR ENERGY CO
filed 1999-08-11
CIK 1042463

-----------------------------------------------------------------
-----------------------------------------------------------------

                SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.   20549
               ----------------------------------
                            FORM 10-QSB

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1999.

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

                    YES [ x ]          NO [   ]

The number of shares outstanding of the Registrant's Common Stock, no par value per share, at June 30, 1999 was 1,430,700 shares.


-----------------------------------------------------------------
-----------------------------------------------------------------

                              PART I

ITEM 1.   FINANCIAL STATEMENTS.

                        MIZAR ENERGY COMPANY
                   (A Development Stage Company)
                           BALANCE SHEET
                      June 30,1999 (Unaudited)
                               ASSETS

CURRENT ASSETS
 Cash                                             $   6,050
                                                  ---------
                                                  $   6,050
                                                  =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Reserve for reclamation cost                         3,500
 Accounts payable                                       150
                                                  ---------
                                                      3,650


Stockholders' Equity
 Preferred stock, 10,000,000 shares
  authorized, no par value;  none
  issued and outstanding                                 -
 Common stock, 25,000,000 shares
  authorized, no par value;
  1,430,700 shares issued and
  outstanding                                        44,869
 Accumulated deficit                                (42,469)
                                                  ---------
Total Stockholders' Equity                            2,400
                                                  ---------
Total Liabilities and Stockholders' Equity        $   6,050
                                                  =========

                        MIZAR ENERGY COMPANY
                   (A Development Stage Company)
                      STATEMENTS OF OPERATIONS
     For the Three and Six Months Ended June 30, 1999 and 1998 and For the Period From Inception (December 11, 1996) as a
             Development Stage Company to June 30, 1999

                         Three Months   Three Months   Six Months
                         1999           1998           1999
                         (Unaudited)    (Unaudited)    (Unaudited)
REVENUES                 $   -          $     -        $     -

EXPENSES
 Lease operating costs       -                42             -
 General and
  administrative            152            2,266          3,928
 Impairment of oil and
  gas properties             -                -              -
                         ------         --------       --------
                            152            2,308          3,928

NET LOSS                 $ (152)        $ (2,308)      $ (3,928)
                         ======         ========       ========


























                                2-a

                        MIZAR ENERGY COMPANY
                   (A Development Stage Company)
                      STATEMENTS OF OPERATIONS
     For the Three and Six Months Ended June 30, 1999 and 1998 and For the Period From Inception (December 11, 1996) as a
             Development Stage Company to June 30, 1999

                                                  From Inception
                                                  of Development
                                   Six Moonths    Stage to
                                   1998           June 30, 1999
                                   (Unaudited)    (Unaudited)
REVENUES                           $     -        $      -

EXPENSES
 Lease operating costs                2,974           8,162
 General and
  administrative                      2,599          16,431
 Impairment of oil and
  gas properties                         -           17,876
                                   --------       ---------
                                      5,573          42,469

NET LOSS                           $ (5,573)      $ (42,469)
                                   ========       =========




























                                 2-b

                        MIZAR ENERGY COMPANY
                   (A Development Stage Company)
                      STATEMENT OF CASH FLOWS
          For the Six Months Ended June 30, 1999 and 1998
    and For the Period From Inception (December 11, 1996) as a
             Development Stage Company to June 30, 1999

                                                            From Inception
                                                            of Development
                                                            Stage Company
                              1999           1998           to 06/30/99
                              (Unaudited)    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATIONS
 Net loss                     $ (3,928)      $ (5,573)      $ (42,469)
 Adjustments to reconcile
 net loss to net cash
 used by operating activities:
   Amortization                     -              44             446
   Impairment of oil
    and gas properties              -              -           17,876
   Increase in organization
    costs                           -              -             (446)
   Increase in accounts
    payable                        150          1,877             150
                              --------       --------       ---------
Net cash used by operating
 activities                     (3,778)        (3,652)        (24,443)

CASH FLOWS FROM INVESTING
ACTIVITIES
 Purchase of oil and gas
  properties                        -              -          (17,876)
 Sale of oil and gas
  properties                        -              -            3,500
                              --------       --------       ---------
Net cash provided (used) by
 investing activities               -              -          (14,376)

CASH FLOWS FROM FINANCING
ACTIVITIES
 Advances from related
  parties                           -              -           10,423
 Repayments to related
  parties                           -              -          (10,423)
 Issuance of common
  stock                             -          26,600          60,700
 Deferred offering costs            -              -          (15,831)
                              --------       --------       ---------
Net cash provided by
financing activities                -          26,600          44,869
                              --------       --------       ---------
NET INCREASE (DECREASE)
IN CASH                         (3,778)        22,948           6,050

CASH, beginning of
 period                          9,828          4,057              -
                              --------       --------       ---------
CASH, end of period           $  6,050       $ 27,005       $   6,050
                              ========       ========       =========

                       MIZAR ENERGY COMPANY
                   NOTES TO FINANCIAL STATEMENTS


ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Mizar Energy Company (the "Company") was incorporated in the state of Colorado on December 11, 1996 and had no previous operations. The Company plans to be engaged in the business of acquiring, developing and operating oil and gas properties. The Company is currently in the development stage.

Oil and Gas Properties

In 1997, the Company acquired oil and gas mineral leases. In April 1998, the Company sold its working interest in these leases for an overriding royalty interest. The Company retained the rights to the surface equipment in this transaction. On December 31, 1997, the Company adjusted its investment in the royalty interest to its net realizable value.

Private Stock Offering

In June 1998, the Company completed a private offering of its common stock. Under terms of the offering, the Company issued 30,700 shares at $1.00 per share. After offering costs of $15,831, net proceeds to the Company amounted to $14,869.

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

Liquidity and Capital Resources.

     The Company sold 1,400,000 shares of its Common Stock to officers and directors for $30,000 in cash. The Company also completed an offering of 30,700 shares in June 1998 for $30,700 in cash. A portion of the foregoing was used for organizational matters and the purchase of one oil and gas lease. The Company has no operating history. The Company has approximately $6,000 in cash as of June 30, 1999, which the Company intends to use for working capital and to purchase additional oil and gas leases.

                             PART II.
Item 6.   Exhibits and Reports on Form 8-K.

(a)  Reports on Form 8-K

     No reports were filed on Form 8-K during the quarter ended June
30, 1999.

(b)  Exhibits.

EXHIBIT INDEX

Exhibit
  No.          Description.

  27      Financial Data Schedule



                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 11th day of August, 1999.


                              MIZAR ENERGY COMPANY
                              (the "Registrant")

                              BY: /s/ Philip J. Davis
                                   Philip J. Davis
                                   President, Treasurer and member of
                                   the Board of Directors