Form 10-Q
period 1999-09-30
MIZAR ENERGY CO
filed 1999-11-15
CIK 1042463

-----------------------------------------------------------------
-----------------------------------------------------------------

                SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.   20549
               ----------------------------------
                            FORM 10-QSB

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1999.

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

                    YES [ x ]          NO [   ]

The number of shares outstanding of the Registrant's Common Stock, no par value per share, at September 30, 1999 was 1,430,700 shares.


-----------------------------------------------------------------
-----------------------------------------------------------------

                              PART I

ITEM 1.   FINANCIAL STATEMENTS.

                        Mizar Energy Company
                   (A Development Stage Company)

                           BALANCE SHEET
                  September 30, 1999 (Unaudited)

ASSETS
CURRENT ASSETS
   Cash                                 $    5,583
                                        ----------
                                        $    5,583
                                        ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Reserve for reclamation cost              3,500
   Accounts payable                            585
                                        ----------
                                             4,085

Stockholders' Equity
 Preferred stock, 10,000,000 shares authorized
  no par value;  none issued and outstanding
Common stock, 25,000,000 shares authorized,
  no par value;  1,430,700 shares issued and
  outstanding                               44,869
Accumulated deficit                        (43,371)
                                        ----------
  Total Stockholders' Equity                 1,498
                                        ----------
Total Liabilities and
  Stockholders' Equity                  $    5,583
                                        ==========

                         Mizar Energy Company
                    (A Development Stage Company)
                       STATEMENTS OF OPERATIONS

     For the Three and Nine Months Ended September 30, 1999 and 1998
      and For the Period From Inception (December 11, 1996) as a
           Development Stage Company to September 30, 1999

                                                                   From
                                                                   inception of
               Three        Three        Nine         Nine         Development
               Months       Months       Months       Months       Stage
               1999         1998         1999         1998         09/30/99
               (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
REVENUES       $    -       $     -      $     -      $      -     $      -

EXPENSES
Lease operating
 costs              -            500           -          2,780        8,162
General and
 administrative    902         4,239        4,830         7,532       17,333
Impairment of
 oil and gas
 properties         -             -            -             -        17,876
               -------      --------     --------     ---------    ---------
                   902         4,739        4,830        10,312       43,371

NET LOSS       $ (902)      $ (4,739)    $ (4,830)    $ (10,312)   $ (43,371)
               ======       ========     ========     =========    =========

                         Mizar Energy Company
                    (A Development Stage Company)
                       STATEMENT OF CASH FLOWS
        For the Nine Months Ended September 30, 1999 and 1998
      and For the Period From Inception (December 11, 1996) as a
           Development Stage Company to September 30, 1999

                                                            From Inception
                                                            of Development
                                                            Stage Company to
                                 1999         1998          September 30, 1999
                                 (Unaudited)  (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATIONS
 Net loss                        $ (4,830)    $ (10,312)    $ (43,371)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
   Amortization                        -             67           446
   Impairment of oil
    and gas properties                 -             -         17,876
   Increase in organization
    costs                              -             -           (446)
   Increase in accounts
    payable                           585            -            585
                                 --------     ---------     ---------
Net cash used by operating
 activities                        (4,245)      (10,245)      (24,910)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of oil
  and gas properties                   -             -        (17,876)
 Sale of oil and gas
  properties                           -          3,126         3,500
                                 --------     ---------     ---------
Net cash provided (used) by
 investing activities                  -          3,126       (14,376)

CASH FLOWS FROM FINANCING ACTIVITIES
 Advances from related
  parties                              -             -         10,423
 Repayments to related parties         -         (5,000)      (10,423)
 Issuance of common stock              -         26,600        60,700
 Deferred offering costs               -             -        (15,831)
                                 --------     ---------     ---------
Net cash provided by financing
 activities                            -         21,600        44,869
                                 --------     ---------     ---------
NET INCREASE (DECREASE)
 IN CASH                           (4,245)       14,481         5,583
CASH, beginning of period           9,828         4,057            -
                                 --------     ---------     ---------
CASH, end of period              $  5,583     $  18,538     $   5,583
                                 ========     =========     =========

                         Mizar Energy Company
                     NOTES TO FINANCIAL STATEMENT
      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Commitments and Contingencies

In 1999, the Company's underlying interest in oil and gas property expired. In connection with this interest, the Company could, if the assignee of the underlying interest fails to payreclaimation costs of the expired interest in the oil and gas properties, be obligated to pay these costs. The Company has estimated and reserved $3,500 to pay the reclamation costs if its assignee fails to pay these costs.

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

Liquidity and Capital Resources.

     The Company sold 1,400,000 shares of its Common Stock to officers and directors for $30,000 in cash. The Company also completed an offering of 30,700 shares in June 1998 for $30,700 in cash. A portion of the foregoing was used for organizational matters and the purchase of one oil and gas lease. The Company has no operating history. The Company has approximately $5,500 in cash as of September 30, 1999, which the Company intends to use for working capital and to purchase additional oil and gas leases.

                             PART II.
Item 6.   Exhibits and Reports on Form 8-K.

(a)  Reports on Form 8-K

     No reports were filed on Form 8-K during the quarter ended
September 30, 1999.

(b)  Exhibits.

EXHIBIT INDEX

Exhibit
  No.          Description.

  27      Financial Data Schedule



                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated this 12th day of November, 1999.


                              MIZAR ENERGY COMPANY
                              (the "Registrant")

                              BY: /s/ Philip J. Davis
                                   Philip J. Davis
                                   President, Treasurer and member of
                                   the Board of Directors