Form 10KSB40
period 1999-12-31
MIZAR ENERGY CO
filed 2000-03-30
CIK 1042463

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1999
                        Commission File Number 000-24977


                              MIZAR ENERGY COMPANY.
                              ---------------------
               (Exact Name of Registrant as Specified in Charter)

           Colorado                                            33-0231238
           --------                                            ----------
(State or other jurisdiction of                     (I.R.S. Employer ID. Number)
incorporation or organization)

5200 N.W. 33rd Avenue, Suite 215
Ft. Lauderdale, Florida                                           33309
----------------------------------------                   ------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (954) 739-0607
                                                     --------------

        Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock, par value $.001 per share
                                (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past ninety (90) days.  Yes |X|    No | |

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. |X|

         Issuer's revenues for the most recent fiscal year were $0.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was $0. There are approximately 30,700 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been no "public market" for the shares of the Registrant's common stock, so the Registrant has arbitrarily valued these shares.

         The approximate number of shares outstanding of the Registrant's common stock on March 27, 2000 was 1,430,700.

         DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one):  Yes | |    No |X|

                                     PART I

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Annual Report on Form 10-KSB for Mizar Energy Company (the "Company") constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act. Such statements include, but are not limited to statements about (a) the Company's growth strategies, (b) anticipated trends in the Company's industry, (c) the Company's future financing plans, (d) the completion of the merger of HBOA.Com, Inc., a District of Columbia corporation that owns 60% of the Company's issued and outstanding common stock with a subsidiary of the Company by the end of April 2000 and (e) management's expectations and objectives regarding the Company's future financial position and operating results. These statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company be materially different from any future results, performance or achievements expressed or implied by such for-ward-looking statements. Some of these risks and uncertainties are defined in "Plan of Operations - Risk Factors" on pages 12 through 19 of this Form 10-KSB.

         The Company cautions readers that these forward-looking statements speak only as of the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company's expectations or any changes in events, conditions or circumstances on which such statement is based.

ITEM 1.  DESCRIPTION OF BUSINESS

Description of Business

         Mizar Energy Company (the "Company") was formed under the laws of the state of Colorado on December 11, 1996 to engage in the development, production and sale of oil and gas and to buy and sell oil and gas leases. Since its inception, the Company has had no significant operations.

         On January 27, 1997, the Company acquired one (1) oil and gas lease located in Barton County, Kansas covering 160 acres, more or less, at an auction in consideration of $16,000. The lease expired on January 2, 1998. On January 15, 1998, the Company successfully negotiated a new lease covering the same oil and gas lease in Barton County, Kansas ("Kansas Oil and Gas Lease") for one thousand six hundred dollars ($1,600) in cash.

         On April, 2 1998, the Company sold its interest in the Kansas Oil and Gas Lease to an unaffiliated oil and gas company in consideration of a two percent (2%) overriding royalty interest in the property. However, the Company maintained its rights to all surface equipment on the property. In July 1998, the Company sold one pumping unit for three thousand five hundred dollars ($3,500) and continued looking for a buyer to whom it could sell the balance of the equipment. The renewal of the Kansas Oil and Gas Lease expired on January 15, 1999; however, the Company had an obligation to remove the remaining surface equipment from the property and plug certain open wells. On December 13, 1999, the Company sold the remaining surface equipment to Infinity Oil Company ("Infinity") pursuant to a quit-claim deed. Infinity also agreed to plug the remaining open wells and signed a release releasing the Company from any and all liability relating to any clean-up costs associated with the property.

Changes in Control, Management and Business

         On December 28, 1999, Philip Davis and John Lee, the Company's founders and principal shareholders, sold 850,000 shares of common stock of the Company, to HBOA.Com, Inc., a District of Columbia business ("HBOA"). HBOA is engaged in the sale of products and services to the owners of home based businesses through its Internet web site. After the acquisition, HBOA owned approximately 60% of the Company's issued and outstanding common stock.

         On December 28, 1999, Mr. Lee and Mr. Davis, resigned from their positions as officers and directors of the Company and Gary Verdier, the principal shareholder of HBOA took their place. Since that date, Mr. Verdier has served as the Chief Executive Officer, Treasurer, Secretary and Chairman of the Company.

         During fiscal 2000, new management of the Company intends to focus all of its efforts on developing HBOA's home based business Internet portal. See "Plan of Operations." Additionally, new management intends to change the Company's name to a name that is more descriptive of a company that has an Internet portal for home based businesses.

Merger of HBOA with a Wholly Owned Subsidiary of the Company

         After purchasing 850,000 shares of the Company's common stock from Mr. Davis and Mr. Lee, HBOA owns approximately 60% of the Company's issued and outstanding common stock. By the end of April 2000, HBOA intends to merge with a Florida company, which is a wholly owned subsidiary of the Company (the "Florida Subsidiary"). All shareholders of HBOA have already approved the merger. The merger will be an "A" reorganization under the Internal Revenue Code. At the effective time of the merger, the separate corporate existence of HBOA will terminate and each issued and outstanding shares of HBOA common stock will be converted into the right to receive one share of the Company's common stock. In the aggregate, HBOA's shareholders will received 8,569,300 shares of the Company's common stock. After the merger, the Company will have 10,000,000 shares of its common stock issued and outstanding and HBOA's operations will be consolidated into the Company's business.

Business

         Except where the context indicates otherwise, the term "Company" shall refer to the "Company" and "HBOA." As previously noted in "Business - Merger of HBOA with a Wholly Owned Subsidiary of the Company", HBOA intends to complete its merger with a Florida company that is a subsidiary of the Company by the end of April 2000.

         The Company intends to be the premier Internet portal through which home based business owners obtain the products, services and information necessary to start, expand and profitably run their businesses. The Company is exceptionally well positioned to exploit the Internet revolution that is transforming the worlds of business and communications. Through the Internet, HBOA provides 27 million home based business owners with the essential products, services and information necessary to start, expand and profitably run their businesses. The Company consolidates the business function typically found in large institutions into one convenient business portal. This eliminates duplication, provides easier access to the many services that were heretofore found primarily only in large companies. The small business owners should expect to be better able to grow revenues while reducing costs. Up to this time, only corporate giants have had this facility at their fingertips.

         Historically, when you operate a business out of your home either full or part time you are truly "Home Alone." No one is there to supervise, motivate, brainstorm with, and most importantly assist you. In the corporate world shipping packages, buying office supplies, calling your attorney, checking with your accountant, doing market research, checking credit, having access to various forms of insurance, purchasing a computer, selecting a phone carrier, and a host of other tasks seem almost mundane. When you operate your business on your own, these tasks can seem monumental, overwhelming, and very time consuming. The success of the Company will focus squarely on our ability to insure that our client base never feels that they are "Home Alone." The Company is committed to insuring that the customers (members) of the HBOA.com family feel as if they have a staff of experts to call on in the office next to theirs. The Company will supply them with a support staff at their beck and call, a shipping department at their fingertips, and technical and research assistants on-call. The Company will provide the members of the HBOA.com family all of these services and a great many more, twenty-four hours a day, through HBOA's Virtual Office.

Test Marketing

         The Company has conducted a limited but highly successful test marketing campaign. Full page color ads have been placed in the Home Business Journal, a publication with a small (25,000) but highly targeted subscriber base. This publication is geared exclusively to home- based owners. In addition to its subscriber base, the magazine is sold in leading book stores. This has been the only advertising HBOA has done to direct potential customers (members) to its web site. Even though HBOA is still in a "development" phase and has yet to begin a coordinated marketing campaign, traffic to the "test" site has increased significantly. From June 1999 through December 1999, traffic to HBOA's sites grew from 14,000 hits per month to over 60,000 in December. Initial analysis of the data shows approximately 80% of those visitors exploring the site further, thereby demonstrating a high level of interest in the content. HBOA has elected to wait until the site was technically rich with content and user friendly before allocating any further marketing expenditures.

Products and Services

         HBOA has created a new standard as a single source from which home based business owners can obtain the necessary products, services and information required to operate their businesses. Currently the key component include:

1.  Products                                  2.  Shipping (rate, packaging and tracking for:)
     *Office supplies                              *FedEx
     *Computer                                     *Airbonre
     *Office Furniture                             *UPS
     *Trade show displays                          *UPS Postal

3.  Insurance                                 4.  Advocacy
     *Medical                                      *Legislative Issues
     *Dental                                       *Contact your Senator
     *Business owner                               *Contact your Representative
     *Health                                       *Learn about HBOA's efforts
     &Life

5.  Advise                                    6.  Communications
     *Legal advisor                                *Chat Rooms
     *CPA advisor                                  *Seminars on-line
     *Marketing advisor                            *Business Opportunity Reports
     *Technical advisor                            *Comments
     *"Ask HBOA" (general information)

7.  References                                8.  Business Mail
     *Newswire                                     *Member Stores
     *Business Directory                           *Flea Market
     *Business Reference
     *Business Links
     *"How To" Information
     *Book Store

9.  Services
     *Credit Card Processing





     *Incorporation Services
     &Communications (long distance,
     cellular, paging)
     *Credit Reports
     *Web site Design
     *Public Relations
     *Fulfillment Services
     *Travel Services

         The Company is engaged on daily basis in efforts to expand its existing line of products and services. Research indicates that at the present time, no one company has developed as wide of an array of offerings to home based business owners as HBOA.

Strategic Partnerships

         The Company has entered into co-branding and vendor agreements with a wide variety of nationally recognized companies. The Company's efforts to expand the products and services offered to HBOA customers (members) is an ongoing and integral element in the future development of the Company. The following represents a partial list of companies that HBOA either has existing agreements with, or whose agreements are in the various stages of negotiations:

         Amazon.com                         Home Business Journal
         Accesslegal                        National Shippers Warehouse
         Alliance Health                    Onvia
         Company Corporation                Paymentech
         BizSupplies.com                    Pitney Bowes
         Ehealthinsurance.com               Protective Life
         Freeagent.com                      Skybusiness
         Go Daddy                           Unum Telecommunications
         IBM                                United States Chamber of Commerce
         Magazine Outlet                    National Business Opportunity Bureau
         MCI                                General Electric Insurance
         Med Perks                          U.S. Merchants

                               MARKETING STRATEGY

         The Company believes that its one stop shop concept combined with the affinity it will develop with its customers (members), will revolutionize the purchasing habits of home based business owners. The Company is committed to saving home based business owners time and money, as well as providing them with a wide range of services and information they have been previously been unable to source from a single supplier. HBOA's marketing and advertising campaign will creatively drive home the message of the Company's unique approach to servicing its member needs.

Marketing/Advertising Plan

         The Company believes that its perceived value to prospective customers will provide competition with significant challenges. The Company anticipates that its advocacy assistance programs will generate significant publicity on a national level. Once awareness has been created, HBOA has allocated significant amounts of capital to create brand name recognition. The Company plans on utilizing a wide variety of media, as well as several proprietary programs to obtain members. The initial thrust will be in the following areas:

Affinity Groups

         Millions of Americans who work from their home are enrolled in direct sales organizations such as Amway, Nuskin and Tupperware to name a few. Direct sales organizations, sometimes referred to as MLM (Multi-Level Marketing) companies generally offer little in the way of benefits, support services or education to their members. HBOA will work in consort with well-established and reputable direct sales organizations to provide their members with the Company's wide range of products and services. Management believes that this marketplace will allow the Company to enroll substantial numbers of members (in the tens of thousands plus) on a very cost effective basis.

Internet Marketing

         HBOA will utilize traditional as well as proprietary methods of Internet marketing. The Company will employ a method of cyber marketing that will utilize chat rooms, making it easy for people to e-mail content to friends (with a single mouse click and an embedded link back to HBOA) and by leveraging devices like content night e-mail newsletters. These methods of viral marketing in addition to search engine registration can be highly effective at the nominal cost.

         The Company will conduct a comprehensive banner advertising campaign in conjunction with companies such as Flycast, 24/7 and Double Click.

         The Company is in negotiations with several companies whose sites have substantial traffic (over 500,000 unique visitors per month), to create direct links to HBOA.COM.

Print Media

         Due to the success of the Company's initial print advertising campaign resources will be allocated to a wide variety of publications. Print advertising is currently scheduled for USA Today, Entrepreneur Magazine and the Home Business Journal.

Opt-In E-mail

         Opt-in E-mail will be sent to individuals who have requested information regarding home based businesses. The Company will obtain a list of individuals who fit these criteria from a wide range of sources.

Data Base Marketing

         The Company will develop a database that tracts the needs and wants of each member, which in turn created marketing opportunities that are driven by specific knowledge of its members needs.

Chapter Presidents Program

         HBOA has established a grass roots marketing program to create State and Local Chapters each to be headed by a Chapter President. The Chapter President recruits members, chairs meetings with local members of the association, and acts as a local sales representative for the Companies products and services. The Chapter President pays the Company $495.00, and in return receives commissions from the sale of membership and products. The Company has conducted a successful pilot program in Tennessee, and intends to place considerable emphasis on future expansion of this program.

Alliances

         The Company is in preliminary negotiations with several national retailers to create strategic marketing alliances. In theory the retailer will offer their customers an HBOA membership as an inducement to purchase a given product. Programs such as these will expose HBOA to a potentially large number of consumers who may not have been previously been aware of the Company, at a very nominal cost.

                          PROJECTED SOURCES OF REVENUE

Membership

         The Company anticipates deriving a significant percentage of its income from the sale of memberships. Management believes that HBOA will create a membership base in the hundreds of thousands over the next twelve to eighteen months. Currently HBOA offers the following three categories of membership:

         Free - Nothing has proven more successful in E-Commerce marketing than the word "free". HBOA is currently providing non-paying members with access to relevant reference material, the ability to purchase products and services, as well as the ability to research a wide variety of business opportunities. By offering a free category of membership the Company is encouraging as many potential users as possible to purchase products and services from its Virtual Office. Free members will not have access to certain services offered to paying members, and will not be entitled to certain discounts on products and services.

         Executive Level - The cost of this level of membership is currently Fifty Dollars ($50.00) annually. Executive members receive a free vision plan, a free subscription to the Home Business Journal, free web hosting, reduced ISP cost and free E-mail.

         Board Level - The cost of a Board membership is currently One Hundred Twenty-five Dollars ($125.00) annually. Board members receive all of the benefits of Executive Level membership along with access to the "Advise Center", which provides them with free legal, marketing, accounting and technical advice. Board members will also have the ability to attend Company sponsored online seminars.

Sales of Products and Services

         HBOA believes that once a home based business owner becomes a member, he or she should purchase a high percentage of their needs from the Company's Virtual Office. The Company's web site has been designed to be seamless, and all other sites within the HBOA site are looped eliminating the need for members to move to different sites throughout the course of their workday. The Company receives commissions ranging from 3% to 30% on products and services purchased by members. The Company is currently in negotiation with General Electric Insurance to provide members with various forms of life insurance. Life insurance and the sale of certain business opportunities provide HBOA with a significantly higher payout than 30%, and in addition create a back end revenue stream for the Company.

Advertising

         Once the Company has achieved a critical mass of members (75,000 to 100,000) it will be able to develop significant amount of revenue from the sale of banner advertising. Since the Company focuses on a substantial niche market, it anticipates that it will be able to market its banner space at higher prices than industry averages.

Competition

       HBOA faces competition from a number of small business sites currently on the web or in various states of development. Additionally, various association sites have been formed which generally promote such things as books/tapes, speaking engagements or selling business opportunities. HBOA differentiates itself in its completeness as a "single source" vertically integrated portal for home based businesses. It provides under friendly, technically rich and product/service complete content, which will attract and retain home based business owners.

Employees

         The Company is a development stage company and did not have any employees in fiscal 1999. However, as the Company's business develops during fiscal 2000, the Company intends to hire employees.

ITEM 2.  DESCRIPTION OF PROPERTY

         During most of fiscal 1999, the Company's offices were located at 5459 South Iris Street, Littleton, Colorado, the home of the Company's previous president. Effective as of April 1, 2000, HBOA has subleased 4,984 square feet of space located at 2400 E. Commercial Boulevard, Suite 221, Ft. Lauderdale, Florida from an unrelated party. The terms of the lease call for a one year term at a monthly rental of $10,012.74 per month, which includes taxes and CM expense. HBOA has paid a one month security deposit and six months advance rent, leaving 5 months rent to be paid during the balance of the term of the lease.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material litigation presently pending nor, to the best knowledge of the Company, have any such proceedings been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted during the fourth quarter of the calendar year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         At this time, no market exists for the Company's securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Management does not expect any expanded public market to develop unless and until the Company's common stock is approved for quotation on the over-the-counter Bulletin Board. In any event, no assurances can be given that any market for the Company's common stock will develop or be maintained.

         First Level Capital, Inc., an NASD registered broker-dealer, intends to submit a Form 211 application to the National Association of Securities Dealers, Inc. (the "NASD") requesting that the Company's securities be listed for trading on the Bulletin Board operated by the NASD. However, no assurances can be given that the NASD will approve the Company's application on

Form 211 and that a market for the Company's common stock will develop or be maintained.

         When and if a public market develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such public market.

Holders

         As of March 26, 2000, the Company had over 50 holders of records of its common stock. These numbers do not include an indeterminate number of shareholders whose shares may be held by brokers in street name.

Dividend Policy

         The Company has never paid cash dividends on its Common Stock. Payment of dividends will be within the sole discretion of the Company's Board of Directors and will depend, among other factors, upon earnings, capital requirements and the operating and financial condition of the Company. At the present time, the Company's anticipated financial capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following analysis of the Company's results of operation and financial condition should be read in conjunction with the Company's financial statements and notes elsewhere in this Form 10-KSB.

Results of Operations

         The Company did not generate any revenues in fiscal 1999 or fiscal 1998. The Company's lease operating costs were $0 in fiscal 1999 and $2,780 in fiscal 1998. The Company's interest in its Kansas Oil & Gas Lease expired on January 15, 1999, as a result it did not have any operating expenses in 1999.

         The Company's general and administrative expenses were $5,818 in fiscal 1999 and $11,483 in fiscal 1998. The Company operations were not as active during fiscal 1999. As a result, the Company's general and administrative expenses decreased by $5,665 in fiscal 1999 compared to fiscal 1998.


         As a result of the foregoing, the Company's net loss was $5,818 in fiscal 1999 and

$14,263 in fiscal 1998.

Plan of Operations

Overview

         The Company was incorporated in the state of Colorado on December 11, 1996. From its inception through December 28, 1999, the Company was involved in the business of acquiring, developing and operating oil and gas properties. On December 28, 1999, the Company's founders sold 60% of the Company's issued and outstanding common stock to HBOA.Com, Inc., a District of Columbia corporation. Pursuant to this stock sale, there was a change in the Company's business and management team. The Company will now be focusing on developing the premier Internet portal through which home based business owners obtain the products, services and information necessary to start, expand and profitably run their businesses.

         HBOA owns approximately 60% of the Company's issued and outstanding common stock. It is expected that HBOA will be merged with HBOA, Inc., a Florida company, which is a wholly owned subsidiary of the Company by the end of April 2000. After the merger, HBOA's operations will be consolidated into the Company's business. See "Proposed Merger." During the past fifteen months, HBOA has been developing its web site (www.hboa.com), negotiating with and entering into strategic alliance with vendors for products and services (IBM, Amazon.com, Onvia, Freeagent.com, etc), creating or obtaining reference material for customers, staffing, test marketing and researching new business opportunities.

         During the next twelve months, the Company intends to make its Internet portal the premiere site for home based businesses. To achieve this goal, the Company intends to increase the scope of products and services that it offers on its web site. The Company also intends to enter into more strategic relationships with other Internet providers.

         The Company expects to generate revenues from three sources: (1) the sale of products and services from its Internet web site, (2) advertising revenues and (3) fees to be a member of the HBOA web site.

Liquidity and Capital Resources

         As of December 31, 1999, the Company had cash on hand of $510. The Company will have more operating capital after HBOA is merged into HBOA, Inc., the Company's Florida subsidiary. As of March 25, 2000, HBOA has raised approximately $2 million in a private offering. The Company expects that the proceeds from this offering will last approximately 12 months.

         During the next twelve months, the Company does not intend to spend significant amounts on research and development. The Company does however intend to have significant expenditures in the further development of its web site. Additionally, the Company expects to hire a significant number of additional employees.

         In fiscal 1999, the Company financed its working capital requirements from cash that it had on hand. In June 1998, the Company completed an offering of 30,700 shares of its common stock for $30,700 in cash. In November-December 1997, the Company raised $4,100 in a small private offering. In December 1996, the Company sold 1,400,000 shares of its common stock to its officers and directors for $30,000 in cash.

Going Concern Qualification

         The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company reported net operating losses of $14,263 in fiscal 1998 and $5,818 in fiscal 1999, respectively. The Company has taken several actions to keep itself viable and in existence as a going concern. On December 28, 1999, the founders of the Company sold a controlling interest in the Company to HBOA.Com, Inc., a District of Columbia corporation. HBOA is engaged in the sale of products and services to the owners of home based businesses through its Internet web site. After the acquisition, HBOA owned approximately 60% of the Company's issued and outstanding common stock.

         HBOA has raised over $2 million in a private offering. The Company intends to merge HBOA with and into a Florida corporation, that is a wholly-owned subsidiary of the Company. The merger will increase the Company's operating capital. Additionally, the Company plans on having new persons join its board of directors.

Year 2000 Readiness

         The Company has not incurred any material costs nor experienced any operational problems as a result of the Year 2000 issues. The Company has reviewed its internal computer systems and products and their capability of recognizing the year 2000 and years thereafter. The Company expects that any costs relating to ensuring such systems to be year 2000 compliant will not be material to the financial condition or results of operations of the Company.

Risk Factors

         In evaluating the Company and its business the following risk factors should be considered:

The Company has a limited operating history and therefore historical results may not be indicative of future performance

         Mr. Davis and Mr. Lee's sale of 850,000 shares of the Company's common stock to HBOA resulted in a change in control of the Company and a change in the Company's management. The Company has a limited operating history, and its historical results of operations are not useful as a basis for predicting future operating results of the Company. No assurances can be given that the future operations of the Company will be successful.

The Company has a history of operating losses and expectation of future losses

         For the fiscal year ended December 31, 1999, the Company had a net loss of $5,818. The Company does not anticipate that it will earn a profit during the 2000 fiscal year due, in part to start up costs associated with the further development of the Company's web site, significant advertising costs and a substantial increase in the Company's staff. Furthermore, there can be no assurances that the Company's business strategy will enable it to achieve profitable operations in the future.

Need for Additional Capital

         As of December 31, 1999, the Company had cash on hand of $510. After the Company completes the merger of HBOA with and into its Florida subsidiary, the Company will have additional operating capital. As of March 27, 2000, HBOA has raised $2 million in a private offering. The Company expects that the proceeds from this private offering will last approximately 12 months. In the event the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise) the Company could be required to seek additional financing. There can be no assurances that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. Any inability to obtain additional financing when needed would have a material adverse effect on the Company's business, financial operations and results of operations.

Our Methods of Generating Revenue are Relatively New and Largely Untested

         The Company intends to generate revenue through (1) membership fees,
(2) the facilitation of electronic commerce and (3) advertising revenues. These methods of revenues generation are relatively new and largely untested.

         A portion of the Company's revenues for the foreseeable future are expected to be derived from the use of electronic commerce transactions. The Company will facility electronic commerce by directing users who ask a shopping question to electronic commerce merchants, some of who will compensate the Company for the referral. The market for Internet products and services has only recently begun to develop and is rapidly changing. Therefore, the success of the Company's business depends upon the adoption of the Internet as a medium for commerce for a broad base of customers. If this market fails to develop or develops more slowly than expected, or if electronic commerce services to not achieve market acceptance, the Company's business could suffer.

Substantial Competition

         The industry in which the Company competes is highly competitive and highly fragmented. The industry is characterized by the frequent introduction of new web sites often accompanied by major advertising and promotional programs. The Company's primary competition at the present time is various associations' sites, which generally have been formed to promote such things as books/tapes, speaking engagements or selling business opportunities. These include the American Association of Home Based Businesses, American Home Business Association, Fran Tarkenton Small Business Network, Home Business Institute and the Home Office Association of America. None of the existing sites have the level of content anticipated to be provided by The Company. Additionally, the Company faces competition from a number of small businesses sites currently on the web or in various states of development. New entrants to this market include Staples, Office Depot and Onvia further validating the marketplace. While many of these competitors have significantly greater financial, technical and marketing resources than the Company, none focuses on the home business owner. The Company offers a "single source" vertically integrated portal for home based businesses which gives it a distinct competitive advantage. The Company believe providing a user friendly technically rich and product/service complete site will attract and retain home business owners. However, the Company always faces the risk that competitors will introduce better services and resources. This could also affect the Company's ability to keep existing customers or acquire new customers and could result in lower net revenue and/or profits.

Security Risks

         A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in the Company's Internet operations. The Company may be required to expend significant capital and resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Consumer concern over Internet security has been, and could continue to be, a barrier to commercial activities requiring consumers to send their credit card information over the Internet. Computer viruses, break-ins, or other security problems could lead to misappropriation of proprietary information and interruptions, delays, or cessation in service to the Company's customers. Moreover, until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet as a merchandising medium.

Governmental Regulation and Legal Uncertainties

         The Company is not currently subject to direct federal, state, or local regulation, and laws or regulations applicable to access to or commerce on the Internet, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, "indecent" materials, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use, which in turn could decrease the demand for the Company's products and services or increase the cost of doing business or in some other manner have a material adverse effect on the Company's business, results of operations, and financial condition. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity, and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. The Company does not believe that such regulations, which were adopted prior to the advent of the Internet, govern the operations of the Company's business nor have any claims been filed by any state implying that the Company is subject to such legislation. There can be no assurance, however, that a state will not attempt to impose these regulations upon the Company in the future or that such imposition will not have a material adverse effect on the Company's business, results of operations, and financial condition.

         Several states have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace that could reduce demand for the services of the Company of increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on the Company's business, results of operations, and financial condition. In addition, because the Company's services are accessible worldwide, and the Company facilitates sales of goods to users worldwide, other jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in a particular state or foreign country. The Company is qualified to do business in Florida, and failure by the Company to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject the Company to taxes and penalties for the failure to quality and could result in the inability of the Company to enforce contracts in such jurisdictions. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to the Company's business, could have a material adverse effect on the Company's business, results of operations, and financial condition.

Potential Liability for Sales and Other Taxes

         The Company does not currently collect sales or other similar taxes in respect of the delivery of its products into states other than California where the Company collects sales taxes for sales of tangible products. New state tax regulations may subject the Company to the assessment of sales and income taxes in additional states. Although the Internet Tax Freedom Act precludes for a period of three years the imposition of state and local taxes that discriminate against or single out the Internet, it does not impact currently existing taxes. Tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in Internet retailing and are currently considering an agreement with certain of these companies regarding the assessment and collection of sales taxes. The Company is not a party to any such discussions.

Rapid Technological Change

         The market in which the Company competes is characterized by frequent new product introductions, rapidly changing technology, and the emergence of new industry standards. The rapid development of new technologies increases the risk that current or new competitors will develop products or services that reduce the competitiveness and are superior to the Company's products and services. The Company's future success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion new products and services and enhancements to its existing products and services that meet changing customer requirements and emerging industry standards. The development of new, technologically advanced products and services is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There is a potential for product development delay due to the need to comply with new or modified standards. There can be no assurance that the Company will be able to identify, develop, market, support, or manage the transition to new or enhanced products or services successfully or on a timely basis, that new products or services will be responsible to technological changes or will gain market acceptance, or that the Company will be able to respond effectively to announcements by competitors, technological changes, or emerging industry standards. The Company's business, results of operations, and financial condition would be materially and adversely affected if the Company were to be unsuccessful, or to incur significant delays in developing and introducing new products, services, or enhancements.

Dependence on Continued Growth In Use of the Internet

         Our market is new and rapidly evolving. Our business would be adversely affected if Internet usage does not continue to grow, particularly usage by home business owners. A number of factors may inhibit Internet usage, including inadequate network infrastructure, security concerns, inconsistent quality of service, and lack of availability of cost-effective, high-speed service. If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline. In addition, web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, Internet usage, as well as the usage of our web sites, could grow more slowly or decline.

Our Liability for Information Retrieved from the Web

         Because users of the Company's web site may distribute our content to others, third parties might sue the Company for defamation, negligence, copyright or trademark infringement, personal injury or other matters. These types of claims have been brought, sometimes successfully, against online services in the past. Others could also sue the Company for the content that is accessible from our web site through links to other web sites or through content and materials that may be posed by members in chat rooms or bulletin boards. The Company also intends to offer e-mail services, which may subject the Company to potential risks, such as liabilities or claims resulting from unsolicited e-mail (spamming), lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service.

         The Company also may enter into agreements with commerce partners and sponsors that entitle the Company to receive a share of any revenue from the purchase of goods and services through direct links from the Company's web sites to their web sites. Such arrangements may subject the Company to additional claims, including potential liabilities to consumers of such products and services, because the Company provide access to such products or services, even if the Company does not provide such products or services itself. While the Company's agreements with these parties often provide that the Company will be indemnified against such liabilities, such indemnification, if available, may not be adequate. The Company's insurance may not adequately protect the Company against these types of claims.

E-Commerce and Potential Product Liability

         The Company plans to develop a range of products targeted specifically at home business owners. The Company also may foster relationships with manufacturers or companies to offer such products directly on its web site. Such a strategy involves numerous risks and uncertainties. The Company has very limited experience in the sale of products online and the development of relationships with manufacturers or suppliers of such products. Consumers may sue the Company if any of the products that it sells are defective, fail to perform properly or injure the user. The Company's agreements with manufacturers will typically contain provisions intended to limit the Company's exposure to liability claims. These limitations may not however prevent all potential claims. Liability claims could require the Company to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our reputation and our business.

Reliability of Web Site and Technology; Risk of Capacity Constraints

         The performance, reliability and availability of the Company's web site, systems and network infrastructure will be critical to the Company's business and its ability to promote the business of the Company. The Company's web site is hosted by a server owned and operated by a third party, limiting the extent to which the Company will have control over, or the ability to cure, technical problems, which may arise. Any systems problems that result in the unavailability of The Company's web site or interruption of information or access of information to members through the web site would diminish its effectiveness as a means of promoting The Company's business.

         If the volume of traffic on the Company's web site is greater than anticipated, the Company will be required to expand and upgrade its web site and related infrastructure. Although the Company intends that its systems will be designed for scalability, the can be no assurance that the systems will be fully scalable. Any inability to add additional software and hardware to accommodate increased usage may cause unanticipated systems disruptions and degradation in levels of service to customers. There can be no assurance that the Company will be able to effectively upgrade and expand its web site in a timely manner or to integrate smoothly any newly developed or purchased technology with its existing systems. Any inability to do so would have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Dependence on Key Personnel

         The Company will be dependent upon the services of the executive officers and principal employees and consultants of the Company (particularly Gary Verdier) for management of the Company and implementation of its business strategy. The loss of services of Gary Verdier could have a material adverse effect on the Company's business operations, financial conditions and results of operations. If its operations expand, the Company will also be dependent upon its ability to attract and retain additional qualified employees and consultants. There is significant competition for qualified personnel, and there can be no assurances that the Company will be successful in recruiting, retaining or training the management personnel it requires.

No Private or Public Market for Shares

         There is currently no private or public market for the Shares. To date, there has not been an active market in the Company's stock. The Company cannot predict the extent to which investor interest in the Company will lead to the development of a trading market or how liquid that trading market might become. If a trading market does not develop or is not sustained, it may be difficult for investors to sell shares of the Company's common stock at a price that is attractive. As a result, an investment in the Company's common stock may be totally illiquid and investors may not be able to liquidate their investment readily or at all when he/she desires to sell. First Level Capital, Inc., a NASD registered broker-dealer, has agreed to file a Form 15c-211 application to have the Company's shares of common stock listed on the OTC Bulletin Board. However, there can be no assurances, that the NASD will approve the Company's Form 15c-211 application.

        Dilution. The Company's Articles of Incorporation authorizes the issuance of 25,000,000 shares of common stock. As of March 27, 2000, the Company had 1,430,700 shares of its common stock issued and outstanding. In the merger of HBOA and HBOA.Com, the Company will issue 8,569,300 shares of its common stock to the HBOA shareholders. This issuance and any other issuances may result in a reduction of the book value or market price, if any of the outstanding common or preferred shares. Issuance of additional common stock will reduce the proportionate ownership and voting power of the then existing shareholders.

         Anti-Takeover Provisions. The foregoing provision in the Company's Articles of Incorporation (namely the ability, without further shareholder approval) to issue additional shares of common stock could be used as anti-takeover measures. These provisions could prevent or discourage or delay a non-negotiated change in control and result in shareholders receiving less for their common stock than they otherwise might in the event of a takeover attempt.

No Dividends

         The Company anticipates that all future, earnings, if any, will be retained for the development of its business and will not be distributed to shareholders as cash dividends. The declaration and payment of cash dividends, if any, at some future time will depend upon the Company's results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or senior securities and any other factors deemed relevant by the Company's Board of Directors. The declaration and payment of cash dividends, if at all, by the Company will be at the discretion of the Board of Directors.

ITEM 7.  FINANCIAL STATEMENTS

Independent Auditors' Report                              F-1
Balance Sheets                                            F-2
Statement of Operations                                   F-3
Statement of Changes in Stockholders' Equity              F-4
Statements of Cash Flows                                  F-5
Notes to Financial Statements                             F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During fiscal 1999, the Company did not have any changes in or disagreements with its accountants, Spicer, Jeffries & Co., an accounting firm based in Denver, Colorado. However, on March 14, 2000, the Company decided that it was in its best interest to retain an accounting firm that was based in South Florida and dismissed Spicer, Jeffries & Co. The Company's decision to change accountants was based solely on the decision to have a local accounting firm and was not at all related to the quality of work by Spicer, Jeffries & Co. or any disagreements with such firm. Effective as of March 14, 1999, the Company engaged Sewell and Company, P.A. ("Sewell") as its new independent accountants. Sewell has offices in Hollywood, Florida and Pembroke Pines, Florida. The Company reported its change in independent accountants in a Form 8-K it filed with the SEC on March 16, 2000.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS

Current Officers and Directors

         The following table sets forth the name and nature of all positions and offices held by the Company's sole officer and director as of December 31, 1999. Pursuant to the stock purchase agreement dated December 28, 1999, Mr. Davis and Mr. Lee, the previous officers and directors of the Company resigned, and Mr. Verdier became the sole officer and director of the Company on December 28, 1999.

Name           Position                              Term of Office
----           --------                              --------------

Gary Verdier   President, Vice President
               Secretary, Treasurer and Director     December 28, 1999 - Present
                                                     Date

         Mr. Verdier became the President, Vice President, Secretary, Treasurer and Director of the Company on December 28, 1999. Mr. Verdier also serves as the Chairman and Chief Executive Officer of HBOA.Com, Inc., a District of Columbia corporation that owns 60% of the Company's issued and outstanding common stock. For the past seven years, Mr. Verdier has been the President of Dundas Systems, Inc. Dundas Systems is a ten million-dollar a year business opportunity company with a strong and consistent record of profitability. Mr. Verdier has conducted thousands of seminars to home based business owners throughout the United States and Dundas Systems has successfully marketed a home based concept to thousands of American workers. Mr. Verdier has a unique insight to the home based business market, as well as the needs of the individual operating a home based business. The significant growth of Internet users combined with Mr. Verdier's understanding of the products and services home based business owners need to compete in today's business environment provided the catalyst for the creation of the Company.

Officers and Directors of HBOA.Com, Inc.

         HBOA.Com, Inc., a District of Columbia corporation, owns 60% of the Company's issued and outstanding common stock. By the end of April 2000, the Company expects to complete the merger of HBOA with and into HBOA, Inc., a Florida corporation, which is the wholly owned subsidiary of the Company. The officers and directors of HBOA are as follows:

             Name                                    Position With HBOA
             ----                                    ------------------

             Gary Verdier                            CEO and Chairman

             James Luger                             Director

             Marion F. Wolf                          Director

             Carl T. Wolf                            Director

             David M. Sullivan                       Director

             Robert C. Fivian                        Director

         HBOA has a well-rounded management team with individuals that complement each other to provide significant management capability, leadership and expertise in varied disciplines. Mr. Verdier's biography was described in "Current Officers and Directors" above. A brief discussion of the other members of HBOa's management team is as follows:

         James K. Luger is a retired executive currently living in Fort Lauderdale, FL and Minneapolis, M-N. Mr. Luger was President and owner of Luger Sales, a furniture manufacturer formed in 1938. More recently Mr. Luger was the chief executive officer of LM Moore Building Supplies, which has sales of over S70 million dollars a year. Mr. Luger has served on a number of boards including the National Catholic Conference for International Justice, and is currently a director of Plan It & Go.com, an Internet based travel company, which is undergoing merger with Jet America.

         Marion F. Wolf is an adjunct Professor at Rutgers University where she developed classes in Entrepreneurship, small business management and new ventures. Previously she was co-founder of Alpine Lace Brands and also served on the Board of Directors from 1990-1997, Ms. Wolf is currently serving on two not-for-profit boards, which are assisting the visually impaired and academically challenged adult and student. In addition, she is a consulting partner in a firm that specializes in providing integrated marketing solutions for companies seeking Internet presence. She received her BS Degree from The College of New Jersey and her MS Degree from CW Post College at Long Island University. Marion F. Wolf and Carl T Wolf are husband and wife.

         Carl T. Wolf was the Chairman/CEO of Alpine Lace Brands, Inc. Mr. Wolf founded the Company in 1983 and built Alpine Lace into the second most recognized cheese brand in the United States. Alpine Lace became a public company in 1986, and in 1997 the Company was sold to Land O'Lakes. Mr. Wolf was also Chairman/CEO of MCT Danes, which was sold to Land O'Lakes in the Alpine Lace transaction. Mr. Wolf is currently a Director of Media Bay, formerly known as the Audio Book Club. Media Bay is one of the fastest growing sites on the Internet. Mr. Wolf received his MBA from the University of Pittsburgh, and his BA in Economics from Rutgers University where he was a Henry Rutgers Scholar and a Woodrow Wilson Nominee. Carl T. Wolf and Marion F. Wolf are husband and wife.

         David M. Sullivan is a senior level executive with a broad background in marketing and sales. He is currently the Vice President, Marketing for Dundas Systems, Inc. a $IO million dollar direct sales organization, Prior to Joining Dundas he was the President and Owner of Group I Marketing, Inc. From 1986 to 1993 he was the National Director of Marketing for United Consumers Club, Inc., and supervised 63 offices in 27 states.

         Robert C. Fivian is the Managing Director of Rosenthal Collins Fox Asset Management Group ('RCFAMG"), Prior to joining RCFAMG, Mr. Fivian served as President of LIT Asset Management and Vice Chairman of LIT America, Inc., a member firm of the New York Stock Exchange and all principal US stock and futures exchanges. Mr. Fivian has been in the commodities, futures and stock brokerage business for the past 34 years. Mr. Fivian was Chairman and Chief Executive Officer of Phoenix Futures Inc. and Phoenix Asset Management, Inc. from 1985 to 1990. Mr. Fivian was President and Chief Executive Officer at Heinold Commodities, Inc. and Executive Vice President of Heinold Asset Management, Inc. for 10 years. He was associated with Bache & Co., Inc. for 17 years holding various positions including account executive, floor manager at the Chicago Board of Trade, manager of the Chicago Midwest Commodity Department and First Vice-President of the firm.

         Mr. Fivian has held memberships on most of the major US commodity exchanges and has served on numerous committees of the Chicago exchanges. He is a past governor of the 26 International Monetary Market and a former director of the Futures Industry Association. He is currently a member of the Chicago Board of Trade and the Chicago Mercantile Exchange. Mr. Fivian graduated from the University of Wisconsin with a degree in Economics and Finance.

Previous Officers and Directors

         Prior to December 28, 1999, Philip Davis and John Lee served as officers and directors of the Company in the following positions:

Name                 Position                      Term of Office
----                 --------                      --------------

Philip J. Davis      President, Treasurer,         December 11, 1996 -
                     Director                      December 28, 1999

John C. Lee          Secretary, Director           December 11, 1996-
                                                   December 28, 1999

         Mr. Davis was a co-founder of the Company and its former President, Treasurer and Director of the Company. From December 1992 to the present, Mr. Davis was a self-employed consultant. During the past ten years, Mr. Davis has been a principal officer and director of several "shell" companies that have entered into business combinations with operating companies. From August 1996 to the present, Mr. Davis has been the President and a member of the Board of Directors Medical Management Systems, Inc., a Colorado corporation, that is a reporting company under the Exchange Act. In October 1992, Mr. Davis filed for protection under Chapter XIII of the United State Bankruptcy Act. In July 1994, the action was voluntarily dismissed by the Bankruptcy Court. On December 2, 1994, Mr. Davis filed a petition for bankruptcy pursuant to Chapter VII of the United States Bankruptcy Act. Mr. Davis was granted a discharge in March 1995.

         John C. Lee was a co-founder of the Company and its former Secretary and Director. Since November 1992, Mr. Lee has been engaged in the practice of investing his personal funds in securities. During the past eight years, Mr. Lee has been a principal officers and director of several "shell" companies that have entered into business combinations with operating companies. From August 1996 to the present, Mr. Davis has been the President and a member of the Board of Directors Medical Management Systems, Inc., a Colorado corporation, that is a reporting company under the Exchange Act.

Director Compensation

         Directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. Directors receive no additional compensation for services rendered as members of the Company's Board of Directors. However, the Company has agreed to obtain directors and officers insurance for each member of the Board.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors and persons who own more than ten percent of a registered class of a company's equity securities to file initial reports of beneficial ownership and to report changes in ownership of those securities with the Securities and Exchange Commission and the National Association of Securities Dealers. There are also required to furnish the Company with copies of all
Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of Forms 3,4 and 5 furnished to the Company or written representations that no other transactions were required, the Company has determined that the pertinent officers, directors and principal shareholders have complied with all applicable Section 16(a) requirements during fiscal 2000.

ITEM 10. EXECUTIVE COMPENSATION

         The Summary Compensation Table sets forth compensation paid by the Company to Gary Verdier, its current President, and Philip J. Davis, its former President for its three fiscal years ended December 31, 1999, 1998 and 1997. No other principal executive officer received a total annual salary and bonus from the Company which exceeded $100,000.
                                                                    Other
Name and Position              Year        Salary       Bonus       Compensation
-----------------              ----        -------------------------------------
Gary Verdier                   1999        $ 0            0             0
President, Vice President      1998        $ 0            0             0
Treasurer, Secretary and       1997        $ 0            0             0
Director

Philip J. Davis                1999        $ 0            0             0
Former President,              1998        $ 0            0             0
Treasurer and Director         1997        $ 0            0             0
Officer(3)

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to the number of shares of common stock beneficially owned by (i) each director of the Company, (ii) the executive officers named in the Summary Compensation Table,
(iii) all directors and officers of the Company as a group and (iv) each shareholder known by the Company to be a beneficial owner of more than 5% of any class of Company's voting securities as of March 1, 2000. Except as otherwise indicated, each of the shareholders listed below has voting and investment power over the shares beneficially owned. As of March 1, 2000, the Company had 1,430,700 shares of its common stock issued and outstanding. An asterisk indicates beneficial ownership of less than 1% of the Company's outstanding common stock.

Name of Individuals or Number       Amount and Nature of
of Persons in Group                 Beneficial Ownership     Percentage of Class
--------------------------------------------------------------------------------

Gary Verdier
c/o HBOA.Com, Inc.
5200 NW 33rd Avenue, Suite 215
Ft. Lauderdale, FL 33309                     850,000(1)               59.4

Philip Davis
5459 South Iris Street
Littleton, CO 80123                          275,000                  19.2

John Lee
5410 East Long Place
Littleton, CO 80122                          275,000                  19.2

All Executive Officers and
Directors as a Group ( 1 person)             850,000                  59.4

(1) Represents 850,000 shares held by HBOA.Com, Inc., a company in which Mr. Verdier is a controlling shareholder and an officer and director.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the past two fiscal years, the Company has not engaged in any transactions with management or others in which the amount involved exceeded $60,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

         3.1 Articles of Incorporation (filed as an Exhibit to the Company's Registration Statement on Form 10-SB filed and incorporated herein by this reference).
         3.2 Bylaws (filed as an Exhibit to the Company's Registration Statement on Form 10-SB filed and incorporated herein by this reference).
         10.1 Oil and gas lease (filed as an Exhibit to the Company's Registration Statement on Form 10-SB filed and incorporated herein by this reference).
         10.2 Contract for sale of lease filed as an Exhibit to the Company's Registration Statement on Form 10-SB filed and incorporated herein by this reference).
         10.3 Acquisition Agreement between the Company and HBOA.Com, Inc. dated November 17, 1999 (filed as an Exhibit to the Company's Report on Form 8-K dated December 28, 1999 and incorporated herein by this reference).
         10.4 Amendment to Acquisition Agreement between the Company and HBOA.Com, Inc.

                  dated December 28, 1999 (filed as an Exhibit to the Company Report on Form 8-K dated December 28, 1999 and incorporated herein by this reference).
         16.1 Letter on Change in Certifying Accountant (filed as Exhibit 16 to the Company's Form 8-K dated and incorporated hereby by this reference).
         27.1     Financial Data Schedule (filed electronically herewith).

B.       Reports on Form 8-K

         1. The Company filed a Report on Form 8-K dated December 28, 1999 reporting the acquisition by HBOA.Com, Inc. of a controlling interest in the Company. The Report on Form 8-K contained information required under Item 1 - Change in Control of Registrant.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 2000.

                                             MIZAR ENERGY COMPANY

                                             /s/ Gary Verdier
                                             -----------------------------------
                                             Gary Verdier, President, Treasurer
                                             and Secretary


         In accordance with the Exchange Act, this Report on Form 10-KSB has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Date: March 30, 2000                         /s/ Gary Verdier
                                             -----------------------------------
                                             Gary Verdier
                                             (Principal Executive Officer and
                                             Principal Financial and Accounting
                                             Officer)

                              MIZER ENERGY COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

                              MIZER ENERGY COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                                DECEMBER 31, 1999














                                    CONTENTS



                                                                          Page
                                                                          ----


Independent Auditors' Report                                              F-1

Balance Sheets                                                            F-2

Income Statements                                                         F-3

Statement of Changes in Stockholders' Equity                              F-4

Statements of Cash Flows                                                  F-5

Notes to Financial Statements                                             F-7

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Stockholders
Mizer Energy Company (A Development Stage Company)
Littleton, Colorado

We have audited the accompanying balance sheet of Mizer Energy Company (a development stage company) as of December 31, 1999, and the related statements of income, changes in stockholders' equity, and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Mizer Energy Company as of December 31, 1998, were prepared by other auditors whose report dated March 1, 1999, expressed an unqualified opinion with an explanatory paragraph that described the Company's recurring losses from operations discussed in Note 5 of those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mizer Energy Company (a development stage company) as of December 31, 1999, and the results of its operations, and its cash flows for the year ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




SEWELL AND COMPANY, PA


Hollywood, Florida
March 8, 2000

                              MIZAR ENERGY COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                             December 31,            December 31,
                                                                                 1999                    1998
                                                                           ------------------     -------------------
                               Assets

Current assets
  Cash                                                                               $   510                 $ 9,828
                                                                           ------------------     -------------------

                                                                                     $   510                 $ 9,828
                                                                           ==================     ===================



                Liabilities and Stockholders' Equity

Liabilities
  Reserve for reclamation costs                                                      $     -                 $ 3,500
                                                                           ------------------     -------------------
Total current liabilities                                                                  -                   3,500

Stockholders' Equity
  Common stock no par value; 25 million shares
    authorized; 1,430,700 issued and outstanding                                      44,869                  44,869
   Preferred stock no par value; 10 million shares
     authorized; no shares issued or outstanding                                           -
  Deficit accumulation during the development stage                                  (44,359)                (38,541)
                                                                           ------------------     -------------------

                                                                                         510                   6,328
                                                                           ------------------     -------------------

                                                                                     $   510                 $ 9,828
                                                                           ==================     ===================

            See auditors' report and notes to financial statements.

                              MIZAR ENERGY COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                                INCOME STATEMENTS

                                                                                                        Period from inception
                                                                                                         (December 11, 1996)
                                                            For the years ended December 31,                   through
                                                              1999                    1998                December 31, 1999
                                                       -------------------     --------------------     ----------------------
Revenues                                                         $      -                $       -                  $      -

Expenses
  Lease operating costs                                                 -                    2,780                     8,162
  General and administrative                                        5,818                   11,483                    18,321
  Impairment of oil and gas properties                                  -                        -                    17,876
                                                       -------------------     --------------------     ---------------------

Total Expenses                                                      5,818                   14,263                    44,359
                                                       -------------------     --------------------     ---------------------

Net Loss                                                         $ (5,818)               $ (14,263)                  (44,359)
                                                       ===================     ====================     =====================

Earning per share
   Net Loss per Common Share                                     $ (0.004)               $  (0.010)                 $ (0.031)

            See auditors' report and notes to financial statements.

                              MIZAR ENERGY COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM DECEMBER 11, 1996 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1999

                                                                                            Deficit accumulated
                                                            Common Stock                       through the
                                                               Shares          Amount       Development stage         TOTAL
                                                          ---------------------------------------------------------------------
Issuance of common stock to founders for the period
   ended December 1996, in exchange for $30,000
   in cash.                                                   1,400,000        $ 30,000         $       -            $ 30,000

Issuance of common stock according to the private
    offering in effect, through December 1997 ($ 1
    per share).                                                   4,100           4,100                                 4,100

Net loss for the year                                                                             (24,278)            (24,278)
                                                          ---------------------------------------------------------------------
Balance - December 31, 1997                                   1,404,100          34,100           (24,278)              9,822

Issuance of common stock according to the private
    offering in effect, through December 1998 net of
    offering cost of $ 15,831. ($1 per share).                   26,600          10,769                                10,769

Net loss for the year                                                                             (14,263)            (14,263)
                                                          ---------------------------------------------------------------------
Balance - December 31, 1998                                   1,430,700          44,869           (38,541)              6,328

Net loss for the year                                                                              (5,818)             (5,818)
                                                          ---------------------------------------------------------------------

Balance - December 31, 1999                                   1,430,700        $ 44,869         $ (44,359)           $    510
                                                          =====================================================================

            See auditors' report and notes to financial statements.

                     MIZAR ENERGY COMPANY
                (A DEVELOPMENT STAGE COMPANY)
                   STATEMENTS OF CASH FLOWS

                                                                                                          Period from inception
                                                                                                            (December 11, 1996)
                                                            For the years ended December 31,                      through
                                                             1999                      1998                  December 31, 1999
                                                      --------------------      --------------------     -----------------------
Cash flows from operating activities
  Net Loss                                                       $ (5,818)                $ (14,263)                  $ (44,359)
                                                      --------------------      --------------------     -----------------------

  Adjustments to reconcile net income to net cash
    used in operating activities:
       Amortization                                                                             357                         446
       Impairment of oil and gas properties                                                                              17,876
       Increase in organization costs                                                                                      (446)
       Decrease in reclamation costs                               (3,500)                                               (3,500)
                                                      --------------------      --------------------     -----------------------
       Total adjustments                                           (3,500)                      357                      14,376
                                                      --------------------      --------------------     -----------------------

  Net cash used by operating activities                            (9,318)                  (13,906)                    (29,983)
                                                      --------------------      --------------------     -----------------------

Cash flow from investing activities:
       Purchase of oil and gas properties                                                                               (17,876)
       Proceeds from sale of oil and gas equipment                                            3,500                       3,500
                                                      --------------------      --------------------     -----------------------

  Net cash provided (used) in investing activities                      -                     3,500                     (14,376)
                                                      --------------------      --------------------     -----------------------

Cash flow from financing activities:
       Proceeds from issuance of common stock                                                26,600                      44,869
       Proceeds from shareholders' loan                                                                                  10,423
       Principal payment on shareholders' loan                          -                   (10,423)                    (10,423)
                                                      --------------------      --------------------     -----------------------

  Net cash provided by financing activities                             -                    16,177                      44,869
                                                      --------------------      --------------------     -----------------------

Net increase (decrease) in cash and cash equivilents               (9,318)                    5,771                         510

Cash and cash equivalents, beginning of the period                  9,828                     4,057                           -
                                                      --------------------      --------------------     -----------------------

Cash and cash equivalents, end of period                         $    510                 $   9,828                   $     510
                                                      ====================      ====================     =======================

            See auditors' report and notes to financial statements.

                              MIZAR ENERGY COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS


Supplemental Cash Flow disclosure:

Shareholders' Equity Note
-------------------------
During the years ended December 31, 1997 and 1998, the Company issued 30,700 shares of common stock pursuant to a private offering.The proceeds from the offering were $14,869 in cash, net of offering cost of $15,831.






            See auditors' report and notes to financial statements.

                              MIZER ENERGY COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description:
Mizer Energy Company (the Company) was incorporated in the state of Colorado on December 11, 1996, and had no previous operations. From its inception through December 28, 1999, the Company was involved in the business of acquiring, developing and operating oil and gas properties. On December 28, 1999, the Company's founders sold 60% of the Company's issued and outstanding common stock to HBOA.Com, inc., a District of Columbia corporation. Pursuant to this stock sale, there was a change in the Company's business and management team. The Company will now be focusing on developing the premier Internet portal through which home based business owners obtain the products, services and information necessary to start, expand and profitably run their businesses.

The Company is considered to be in the development stage and the accompanying financials represent those of a development stage company.

Cash and Cash Equivalents:
For purposes of the statement of cash flows, the Company treats all short-term investments with maturities of three months or less at acquisition to be cash equivalents.

Use of Estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising Cost:
Advertising and marketing costs are expensed as incurred. During the year ended December 31, 1999, a total of $733 was expensed.

Basic Loss per Share and Diluted Loss per Share:
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 supercedes Accounting Principle Board Opinion No. 15 entitled Earnings Per Share. Basic earnings per share are computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

                              MIZER ENERGY COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Loss per Share and Diluted Loss per Share (continued):
The numerator in calculating basic earnings per share is reported net loss. The denominator is based on the following weighted-average number of common shares:

                                                     1999               1998
                                                     ----               ----

      Basic                                       1,430,700           1,421,592

Concentration of Credit Risk:
Financial instruments that potentially subject the Company to credit risk include cash on deposit with one financial institution amounting to $510 at December 31, 1999, which was insured for up to $100,000 by the U.S. Federal Deposit Insurance Corporation.


2.    STOCKHOLDERS' EQUITY

Common Stock:
Authorized 25,000,00 shares of common stock, no par value per share. Issued and outstanding 1,430,700 shares of common stock.

Preferred Stock:
Authorized 10,000,000 shares of preferred stock, no par value per share. None issued.

The Company issued 1,400,000 shares of common stock to its founders for $30,000 in December 1996.

During November and December 1997, 4,100 shares were issued in connection with a private offering at a price of $1.00 per share.

During 1998, the Company completed its private offering by selling an additional 26,600 shares at a price of $1.00 per share.

At December 31, 1999 and 1998, the total shares of commons stock were as follows:

                                                       1999            1998
                                                       ----            ----

Shares of common stock issued and outstanding        1,430,700       1,430,700

                              MIZER ENERGY COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


3.    OIL AND GAS PROPERTIES

In 1997, the Company acquired oil and gas mineral leases. In April 1998, the Company sold its working interest in these leases for an overriding royalty interest. The Company retained the rights to the surface equipment in this transaction. On December 31, 1997, the Company adjusted its investment in the royalty interest to its net realizable value. In 1999, the Company's underlying interest in oil and gas property expired. In connection with this interest, the Company paid reclamation costs of $2,900 in exchange for a quit claim deed.


4.    INCOME TAXES

At December 31, 1999, the Company had a net operating loss carryforward for income tax purposes of approximately $44,359 available to offset future income taxes, expiring through 2019.


5.    RELATED PARTY TRANSACTIONS

For the year ended December 31, 1997, two of the Company's major shareholders advanced $10,423 to the Company; in 1998, the Company repaid these advances. In addition, the Company is providing office space on a rent-free basis from one of these shareholders.


6.    GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital it would be unlikely for the Company to continue as a going concern. It is Management's plan to seek additional capital through a merger with an existing operating company. (See Note 7)


7.    SUBSEQUENT EVENT

By the end of April 2000, the Company intends to merge HBOA.Com, Inc., a District of Columbia corporation ("HBOA"), with and into a company that is a wholly owned subsidiary of the Company (the "Florida-Sub"). Pursuant to the stock purchase agreement dated December 28, 2000, HBOA.Com, Inc., a District of Columbia corporation, owns approximately 60% of the Company's issued and outstanding common stock.

                              MIZER ENERGY COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



7.    SUBSEQUENT EVENT (continued)

In the aggregate, HBOA's shareholders will receive 8,569,300 shares of the Company's common stock in the merger. After the merger, the Company will have 10,000,000 shares of its common stock issued and outstanding and HBOA's operations will be consolidated into the Company's business. Furthermore, after the merger, the Company will have access tot he cash resources of HBOA. As of March 27, 2000, HBOA had raised approximately $2 million in a private offering.