Form 10QSB
period 2000-03-31
MIZAR ENERGY CO
filed 2000-05-15
CIK 1042463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

          [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER: 0-24977


                              MIZAR ENERGY COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Colorado                             33-0231238
                --------                             ----------
      (State or Other Jurisdiction of             (I.R.S. Employer
       Incorporation or Organization)            Identification Number)

                       2400 E. Commercial Blvd., Suite 221
                            Ft. Lauderdale, FL 33308

          (Address of principal executive offices, including zip code)

                                 (954) 938-8010

              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

                        YES [X]           NO [ ]

The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of March 31, 2000 was 1,430,700.

                              MIZAR ENERGY COMPANY
                         PART I - FINANCIAL INFORMATION

                                                                                                               PAGE
                                                                                                            --------
Item 1.           Financial Statements:

                  Consolidated Balance Sheets as of March 31, 2000 and  December 31, 1999.........................3

                  Consolidated Statements of Operations for the Three Months Ended March 31,
                  2000 and 1999...................................................................................4

                  Consolidated Statements of Cash Flows for the Three Months Ended
                  March 31, 2000 and 1999.........................................................................5

                  Notes to Consolidated Financial Statements...................................................6-10

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................................................11-17


                                            PART II - OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................................18

Item 2.           Changes in Securities..........................................................................18

Item 3.           Defaults Upon Senior Securities................................................................18

Item 4.           Submission of Matters to a Vote of Security Holders............................................18

Item 5.           Other Information..............................................................................18

Item 6.           Exhibits and Reports on Form 8-K...............................................................20

Signatures.......................................................................................................24

                         MIZAR ENERGY COMPANY
                     (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                                       Three months             Period from inception
                                                                          ended                  (December 11, 1996)
                                                                         March 31,                     through
                                                                          2000                      March 31, 2000
                                                                          ----                      --------------
Revenues                                                               $      -                       $      -

Expenses
  Lease operating costs                                                   8,162
  General and administrative                                                 20                          18,341
  Impairment of oil and gas properties                                        -                          17,876
                                                                       --------                        --------

Total Expenses                                                               20                          44,379
                                                                       --------                        --------

Net Loss                                                               $    (20)                        (44,379)
                                                                       ========                        ========


Earning per share
   Net Loss per Common Share                                          ($0.00001)                      ($0.03099)




                       See notes to financial statements.

                                  MIZAR ENERGY COMPANY
                              (A DEVELOPMENT STAGE COMPANY)
                                     BALANCE SHEETS

                                                                                            March 31,              December 31,
                                                                                              2000                    1999
                                                                                           (Unaudited)              (Audited)
                                                                                           -----------              ---------

                                         Assets
Current assets
  Cash                                                                                           490              $    510
                                                                                            --------              --------

                                                                                            $    490              $    510
                                                                                            ========              ========



                          Liabilities and Stockholders' Equity

Liabilities                                                                                 $      -              $      -

Stockholders' Equity
  Common stock no par value; 25 million shares
    authorized; 1,430,700 issued and outstanding                                              44,869                44,869
   Preferred stock no par value; 10 million shares
     authorized; no shares issued or outstanding                                                                         -
  Deficit accumulation during the development stage                                          (44,379)              (44,359)
                                                                                            --------              --------

                                                                                                 490                   510
                                                                                            --------              --------

                                                                                            $    490              $    510
                                                                                            ========              ========

                       See notes to financial statements.

                                  MIZAR ENERGY COMPANY
                              (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM DECEMBER 11, 1996 (DATE OF INCEPTION)
                              TO MARCH 31, 2000 (Unaudited)

                                                                                                      Deficit accumulated
                                                                               Common Stock               through the
                                                                            Shares        Amount       Development stage      TOTAL
                                                                           ---------------------------------------------------------
Issuance of common stock to founders for the period
   ended December 1996, in exchange for $30,000 in cash                    1,400,000      $   30,000      $        -     $   30,000

Issuance of common stock according to the private
   offering in effect, through December 1997 ($ 1 per share)                   4,100           4,100                          4,100

Net loss for the year                                                                                        (24,278)       (24,278)
                                                                           ---------------------------------------------------------
Balance - December 31, 1997                                                1,404,100          34,100         (24,278)         9,822

Issuance of common stock according to the private
    offering in effect, through December 1998 net of
    offering cost of $ 15,831. ($1 per share)                                 26,600          10,769                         10,769

Net loss for the year                                                                                        (14,263)       (14,263)
                                                                           ---------------------------------------------------------
Balance - December 31, 1998                                                1,430,700          44,869         (38,541)         6,328

Net loss for the year                                                                                         (5,818)        (5,818)
                                                                           ---------------------------------------------------------
Balance - December 31, 1999  (Audited)                                     1,430,700          44,869         (44,359)           510

Net loss for the three months ended March 31, 2000                                                               (20)           (20)
                                                                           ---------------------------------------------------------

Balance - March 31, 2000 (Unaudited)                                       1,430,700      $   44,869      ($  44,379)     $     490

                                                                           =========================================================



                       See notes to financial statements.

                              MIZAR ENERGY COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Three months         Period from inception
                                                                                        ended               (December 11, 1996)
                                                                                      March 31,                   through
                                                                                         2000                  March 31, 2000
                                                                                         ----                  --------------

Cash flows from operating activities
  Net Loss                                                                            $   (20)                  $ (44,379)
                                                                                      --------                   --------

  Adjustments to reconcile net income to net cash used in operating activities:
       Amortization                                                                                                   446
       Impairment of oil and gas properties                                                                        17,876
       Increase in organization costs                                                                                (446)
       Decrease in reclamation costs                                                                               (3,500)
                                                                                      --------                   --------
       Total adjustments                                                                     -                     14,376
                                                                                      --------                   --------

  Net cash used by operating activities                                                    (20)                   (30,003)
                                                                                      --------                   --------

Cash flow from investing activities:
       Purchase of oil and gas properties                                                                         (17,876)
       Proceeds from sale of oil and gas equipment                                                                  3,500
                                                                                      --------                   --------

  Net cash used  by investing activities                                                     -                    (14,376)
                                                                                      --------                   --------

Cash flow from financing activities:
       Proceeds from issuance of common stock                                                                      44,869
       Proceeds from shareholders' loan                                                                            10,423
       Principal payment on shareholders' loan                                                                    (10,423)
                                                                                      --------                   --------

  Net cash provided by financing activities                                                  -                     44,869
                                                                                      --------                   --------

Net increase (decrease) in cash and cash equivilents                                       (20)                       490

Cash and cash equivalents, beginning of the period                                         510                          -
                                                                                      --------                   --------

Cash and cash equivalents, end of period                                              $    490                   $    490
                                                                                      ========                   ========



                       See notes to financial statements.

                              MIZAR ENERGY COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2000



NOTE 1            UNAUDITED FINANCIAL STATEMENTS

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles. For further information, such as significant accounting policies followed by the Company, refer to the notes to the Company's audited financial statements.

                  In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. The results of operations for the three-month periods ended March 31, 2000 and 1999 are not necessarily indicative of operating results to be expected for a full year.


NOTE 2            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Business Description
                  --------------------
                  Mizar Energy Company (the Company) was incorporated in the state of Colorado on December 11, 1996, and had no previous operations. From its inception through December 28, 1999, the Company was involved in the business of acquiring, developing and operating oil and gas properties. On December 28, 1999, the Company's founders sold 60% of the Company's issued and outstanding common stock to HBOA.Com., Inc., a District of Columbia corporation. Pursuant to this stock sale, there was a change in the Company's business and management team. The Company will now be focusing on developing the premier Internet portal through which home based business owners obtain the products, services and information necessary to start, expand and profitably run their businesses.

                  The Company is considered to be in the development stage and the accompanying financials represent those of a development stage company.

                  Cash and Cash Equivalents
                  -------------------------
                  For purposes of the statement of cash flows, the Company treats all short-term investments with maturities of three months or less at acquisition to be cash equivalents.

                              MIZAR ENERGY COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2000


NOTE 2            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

                  Use of Estimates
                  ----------------
                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  Advertising Costs
                  -----------------
                  Advertising and marketing costs are expensed as incurred. During the three months ended March 31, 2000, there were no advertising cost expenses.

                  Basic Loss Per Share and Diluted Loss Per Share
                  -----------------------------------------------
                  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 supercedes Accounting Principle Board Opinion No. 15 entitled Earnings Per Share. Basic earnings per share are computing by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

                  The numerator in calculating basic earnings per share is reported net loss. The denominator is based on the following weighted-average number of common shares:
                        Basic                                   1,430,700

                  Concentration of Risk
                  ---------------------
                  Financial instruments that potentially subject the Company to credit risk include cash on deposit with one financial institution amounting to $490 at March 31, 2000, which was insured for up to $100,000 by the U.S. Federal Deposit Insurance Corporation.

                              MIZAR ENERGY COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2000



NOTE 3            INCOME TAXES

                  At March 31, 2000, the Company had a net operating loss carryforward for income tax purposes of approximately $44,379 available to offset future income taxes, expiring through 2020.


NOTE 4            RELATED PARTY TRANSACTIONS

                  The Company is providing office space on a rent-free basis from HBOA.Com, Inc. (see Note 6).


NOTE 5            GOING CONCERN

                  The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital it would be unlikely for the Company to continue as a going concern. It is Management's plan to seek additional capital through a merger with an existing operating company (see Note 6).


NOTE 6            SUBSEQUENT EVENT

                  By the end of June 2000, the Company intends to merge HBOA.Com, Inc., a District of Columbia corporation ("HBOA"), with and into a company that is a wholly owned subsidiary of the Company (the "Florida-Sub"). Pursuant to the stock purchase agreement dated December 28, 2000, HBOA.Com, Inc., a District of Columbia corporation, owns approximately 60% of the Company's issued and outstanding common stock.

                  In the aggregate, HBOA's shareholders will receive 8,569,300 shares of the Company's common stock in the merger. After the merger, the Company will have 10,000,000 shares of its common stock issued and outstanding and HBOA's operations will be consolidated into the Company's business. Furthermore, after the merger, the Company will have access to the cash resources of HBOA. As of March 27, 2000, HBOA had raised approximately $2 million in a private offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         THE FOLLOWING INFORMATION HAS BEEN DERIVED FROM OUR FINANCIAL STATEMENTS AND SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED IN PART 1-ITEM 1 OF THIS 10-QSB. THE DISCUSSION FOLLOWING CONTAINS FORWARD LOOKING STATEMENTS THAT THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN THESE FORWARD- LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH UNDER THE SECTION ENTITLED "RISK FACTORS" UNDER MATERIAL CHANGES IN FINANCIAL CONDITION, RESULTS OF OPERATIONS AND LIQUIDITY HEREIN.

Overview

         Mizar Energy Company, a Colorado company (the "Company") was incorporated in the state of Colorado on December 11, 1996. From its inception through December 28, 1999, the Company was involved in the business of acquiring, developing and operating oil and gas properties. On December 28, 1999, the Company's founders sold 60% of the Company's issued and outstanding common stock to HBOA.Com, Inc., a District of Columbia corporation, which engaged in the sale of products and services to the owners of home based businesses through its Internet web site ("HBOA"). Pursuant to this stock sale, there was a change in the Company's business and management team. The Company is now focusing on developing the premier Internet portal through which home based business owners obtain the products, services and information necessary to start, expand and profitably run their businesses.

         By the end of June 2000, the Company intends to merge with and into a wholly owned subsidiary of the Company. In the aggregate, the HBOA shareholders will receive 8,569,300 shares of the Company's common stock. After the merger, the Company will have 10 million shares of its common stock issued and outstanding HBOA's operations will be consolidated into the Company's business.

         Except where the context indicates otherwise, the term "Company" shall refer to the Company and HBOA. As previously noted, HBOA intends to complete its merger with a Florida company that is a subsidiary of the Company by the end of June 2000

Results of Operations

         The Company is a development stage company and, as a result, operating expenses have totaled $44,379 from the period from inception (December 11, 1996) through March 31, 2000. Operating expenses consist of lease operating costs totaling $8,162, general and administrative expenses totaling $18,341 and impairment of oil and gas properties totaling $17,876. The Company's interest in oil and gas wells expired on January 15, 1999, so the Company entered into an agreement in December 1999 which released it from any obligations, so the Company no longer anticipates incurring any expenses for the impairment of oil and gas properties.

         As a result of the forgoing, the Company's net loss was $44,379 for the period from inception December 31, 1996 through March 31, 2000.

Plan of Operations

         HBOA is focusing on developing its web site (www.hboa.com) into the premier Internet portal through which home based business owners can obtain the products, services and information necessary to start, expand and profitably run their businesses. HBOA expects to generate revenues from three sources: (1) the sale of products and services from its Internet web site, (2) advertising revenues and (3) fees to be a member of the HBOA web site. In order to develop these sources of revenues, HBOA plans on taking the following actions:

         *HBOA intends to increase the scope of products and services that it offers on its web site. HBOA currently has nine categories of products and services, which are as follows (1) Advice, (2) Advocacy, (3) Reference, (4) Products, (5) Services, (6) Insurance, (7) Shipping, (8) Communications and (9) Business Mall.

         *HBOA intends to enter into co-branding and vendor agreements with a wide variety of companies.

         *HBOA plans on increasing its membership base. HBOA currently has three levels of membership: (1) Free (no cost), (2) Executive Level ($50 annually) and
(3) Board Level ($125 annually.)

         *HBOA plans on increasing the quality and scope of its content on its web site by (1) retaining outside content providers, (2) entering into strategic relationships with content providers and (3) developing content in-house.

         *HBOA intends to hire a team of senior managers who have experience with Internet companies.

Liquidity and Capital Resources

         As of March 31, 2000, the Company had cash on hand of $490. The Company will have more operating capital after HBOA is merged into the Company's Florida subsidiary. As of May 11, 2000, HBOA has raised approximately $2 million in a private offering. After the merger, the combined Company and HBOA expect that the proceeds from the Offering will last approximately 12 months. During the next twelve months, the Company and HBOA do not intend to spend significant amounts on research and development. However, HBOA intends to make significant expenditures in the further development of its web site. Additionally, HBOA expects to hire a significant number of additional employees.

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

         The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. To keep itself viable and in existence as a going concern, the Company intends to merge HBOA with and into a Florida corporation, that is a wholly-owned subsidiary of the Company. After the merger is completed, the Company will have access to the cash resources of HBOa. As of May 11, 2000, HBOA had raised $2 million in a private offering.

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

Risk Factors

         In evaluating the Company, HBOA and their combined business the following risk factors should be considered:

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

The Company has a history of operating losses and expectation of future losses, even after the merger of HBOA with a subsidiary of the Company

         For the period from inception through March 31, 2000, the Company had a net loss of $44,379. The Company does not anticipate that it will earn a profit during the 2000 fiscal year. In fiscal 2000, the Company will merge HBOA, an Internet portal, into a wholly-owned Florida subsidiary. Management of the combined companies of HBOA and the Company does not anticipate that the combined companies will make a profit, due, in part to start up costs associated with the further development of HBOA's web site, significant advertising costs and a substantial increase in staff. Furthermore, there can be no assurances that the combined business strategy of the Company and HBOA will enable the combined companies to achieve profitable operations in the future.

Need for Additional Capital

         As of December 31, 1999, the Company had cash on hand of $510. After the Company completes the merger of HBOA with and into its wholly-owned Florida subsidiary, the Company will have additional operating capital. As of May 11, 2000, HBOA has raised $2 million in a private offering. Management of the combined operations of the Company and HBOA expect that the proceeds from this private offering will last approximately 12 months. In the event the Company and/or HBOA's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise) the Company and HBOA could be required to seek additional financing. There can be no assurances that any additional financing will be available to the Company and HBOA when needed, on commercially reasonable terms, or at all. Any inability to obtain additional financing when needed would have a material adverse effect on the Company and HBOA's business, financial operations and results of operations.

Our Methods of Generating Revenue are Relatively New and Largely Untested

         After the merger is completed, the Company and HBOA intend to generate revenue through (1) membership fees, (2) the facilitation of electronic commerce and (3) advertising revenues. These methods of revenues generation are relatively new and largely untested.

         A portion of HBOA revenues for the foreseeable future are expected to be derived from the use of electronic commerce transactions. HBOA will facility electronic commerce by directing users who ask a shopping question to electronic commerce merchants, some of who will compensate HBOA for the referral. The market for Internet products and services has only recently begun to develop and is rapidly changing. Therefore, the success of the business of HBOA and the Company depends upon the adoption of the Internet as a medium for commerce for a broad base of customers. If this market fails to develop or develops more slowly than expected, or if electronic commerce services to not achieve market acceptance, the combined operations of HBOA and the Company could suffer.

Substantial Competition

         The industry in which HBOA competes is highly competitive and highly fragmented. The industry is characterized by the frequent introduction of new web sites often accompanied by major advertising and promotional programs. HBOA's primary competition at the present time is various associations' sites, which generally have been formed to promote such things as books/tapes, speaking engagements or selling business opportunities. These include the American Association of Home Based Businesses, American Home Business Association, Fran Tarkenton Small Business Network, Home Business Institute and the Home Office Association of America. None of the existing sites have the level of content anticipated to be provided by HBOA. Additionally, HBOA faces competition from a number of small businesses sites currently on the web or in various states of development. New entrants to this market include Staples, Office Depot and Onvia further validating the marketplace. While many of these competitors have significantly greater financial, technical and marketing resources than HBOA, none focuses on the home business owner. HBOA offers a "single source" vertically integrated portal for home based businesses which gives it a distinct competitive advantage. HBOA believe providing a user friendly technically rich and product/service complete site will attract and retain home business owners. However, HBOA always faces the risk that competitors will introduce better services and resources. This could also affect HBOA's ability to keep existing customers or acquire new customers and could result in lower net revenue and/or profits.

Security Risks

         A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in HBOA's Internet operations. HBOA may be required to expend significant capital and resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Consumer concern over Internet security has been, and could continue to be, a barrier to commercial activities requiring consumers to send their credit card information over the Internet. Computer viruses, break-ins, or other security problems could lead to misappropriation of proprietary information and interruptions, delays, or cessation in service to HBOA's customers. Moreover, until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet as a merchandising medium.

Governmental Regulation and Legal Uncertainties

         HBOA is not currently subject to direct federal, state, or local regulation, and laws or regulations applicable to access to or commerce on the Internet, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, "indecent" materials, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use, which in turn could decrease the demand for HBOA's products and services or increase the cost of doing business or in some other manner have a material adverse effect on HBOA's business, results of operations, and financial condition. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity, and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. HBOA does not believe that such regulations, which were adopted prior to the advent of the Internet, govern the operations of HBOA's business nor have any claims been filed by any state implying that HBOA is subject to such legislation. There can be no assurance, however, that a state will not attempt to impose these regulations upon HBOA in the future or that such imposition will not have a material adverse effect on HBOA's business, results of operations, and financial condition.

         Several states have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace that could reduce demand for the services of HBOA or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on the HBOA's business, results of operations, and financial condition. In addition, because HBOA's services are accessible worldwide, and HBOA facilitates sales of goods to users worldwide, other jurisdictions may claim that HBOA is required to qualify to do business as a foreign corporation in a particular state or foreign country. HBOA is qualified to do business in Florida, and failure by the HBOA to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject the HBOA to taxes and penalties for the failure to quality and could result in the inability of the HBOA to enforce contracts in such jurisdictions. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to HBOA's business, could have a material adverse effect on HBOA's business, results of operations, and financial condition.

Potential Liability for Sales and Other Taxes

         HBOA does not currently collect sales or other similar taxes in respect of the delivery of its products into states other than California where HBOA collects sales taxes for sales of tangible products. New state tax regulations may subject HBOA to the assessment of sales and income taxes in additional states. Although the Internet Tax Freedom Act precludes for a period of three years the imposition of state and local taxes that discriminate against or single out the Internet, it does not impact currently existing taxes. Tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in Internet retailing and are currently considering an agreement with certain of these companies regarding the assessment and collection of sales taxes.
 HBOA is not a party to any such discussions.

Rapid Technological Change

         The market in which HBOA competes is characterized by frequent new product introductions, rapidly changing technology, and the emergence of new industry standards. The rapid development of new technologies increases the risk that current or new competitors will develop products or services that reduce the competitiveness and are superior to HBOA's products and services. HBOA's future success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion new products and services and enhancements to its existing products and services that meet changing customer requirements and emerging industry standards. The development of new, technologically advanced products and services is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There is a potential for product development delay due to the need to comply with new or modified standards. There can be no assurance that HBOA will be able to identify, develop, market, support, or manage the transition to new or enhanced products or services successfully or on a timely basis, that new products or services will be responsible to technological changes or will gain market acceptance, or that HBOA will be able to respond effectively to announcements by competitors, technological changes, or emerging industry standards. HBOA's business, results of operations, and financial condition would be materially and adversely affected if HBOA were to be unsuccessful, or to incur significant delays in developing and introducing new products, services, or enhancements.

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

Our Liability for Information Retrieved from the Web

         Because users of HBOA's web site may distribute our content to others, third parties might sue HBOA for defamation, negligence, copyright or trademark infringement, personal injury or other matters. These types of claims have been brought, sometimes successfully, against online services in the past. Others could also sue HBOA for the content that is accessible from our web site through links to other web sites or through content and materials that may be posed by members in chat rooms or bulletin boards. HBOA also intends to offer e-mail services, which may subject the HBOA to potential risks, such as liabilities or claims resulting from unsolicited e-mail (spamming), lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service.

          HBOA also may enter into agreements with commerce partners and sponsors that entitle the HBOA to receive a share of any revenue from the purchase of goods and services through direct links from HBOA's web sites to their web sites. Such arrangements may subject HBOA to additional claims, including potential liabilities to consumers of such products and services, because HBOA provide access to such products or services, even if HBOA does not provide such products or services itself. While HBOA's agreements with these parties often provide that HBOA will be indemnified against such liabilities, such indemnification, if available, may not be adequate. HBOA's insurance may not adequately protect the Company against these types of claims.

E-Commerce and Potential Product Liability

         HBOA plans to develop a range of products targeted specifically at home business owners. HBOA also may foster relationships with manufacturers or companies to offer such products directly on its web site. Such a strategy involves numerous risks and uncertainties. HBOA has very limited experience in the sale of products online and the development of relationships with manufacturers or suppliers of such products. Consumers may sue HBOA if any of the products that it sells are defective, fail to perform properly or injure the user. HBOA's agreements with manufacturers will typically contain provisions intended to limit HBOA's exposure to liability claims. These limitations may not however prevent all potential claims. Liability claims could require HBOA to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our reputation and our business.

 Reliability of Web Site and Technology; Risk of Capacity Constraints

         The performance, reliability and availability of HBOA's web site, systems and network infrastructure will be critical to HBOA's business and its ability to promote the business of the HBOA. HBOA's web site is hosted by a server owned and operated by a third party, limiting the extent to which HBOA will have control over, or the ability to cure, technical problems, which may arise. Any systems problems that result in the unavailability of HBOA's web site or interruption of information or access of information to members through the web site would diminish its effectiveness as a means of promoting HBOA's business.

         If the volume of traffic on HBOA's web site is greater than anticipated, HBOA will be required to expand and upgrade its web site and related infrastructure. Although HBOA intends that its systems will be designed for scalability, the can be no assurance that the systems will be fully scalable. Any inability to add additional software and hardware to accommodate increased usage may cause unanticipated systems disruptions and degradation in levels of service to customers. There can be no assurance that HBOA will be able to effectively upgrade and expand its web site in a timely manner or to integrate smoothly any newly developed or purchased technology with its existing systems. Any inability to do so would have a material adverse effect on HBOA's business, prospects, financial condition and results of operations.

 Dependence on Key Personnel

         The Company and HBOA will be dependent upon the services of the executive officers and principal employees and consultants of the Company (particularly Gary Verdier) for management of the Company and HBOA and implementation of its business strategy. The loss of services of Gary

Verdier could have a material adverse effect on the business operations, financial conditions and results of operations of the Company or HBOA. If its operations expand, the Company and HBOA will also be dependent upon its ability to attract and retain additional qualified employees and consultants. There is significant competition for qualified personnel, and there can be no assurances that the Company and HBOA will be successful in recruiting, retaining or training the management personnel it requires.

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

                           PART II. OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

                  None.

ITEM 2.           CHANGES IN SECURITIES

                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.           OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

A.       Exhibits
         27.1 Financial Data Schedule

B.       Reports on Form 8-K
         The Company field a Report on Form 8-K with the SEC on March 16, 2000 reporting information required under Item 4 - Change in Registrant's Certifying Accountant.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 11, 2000                    MIZAR ENERGY COMPANY

                                      By /s/   Gary Verdier
                                         -----------------------------
                                          Gary Verdier
                                          President and Chief Executive Officer