Form 10QSB
period 2000-06-30
MIZAR ENERGY CO
filed 2000-08-15
CIK 1042463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number: 0-13118

                              MIZAR ENERGY COMPANY
                              --------------------
             (Exact name of registrant as specified in its charter)

             Colorado                                 33-0231238
     -------------------------                  -----------------
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

                  YES [X]           NO [ ]

The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of June 30, 2000 was 10,050,000.

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

                  Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999...........................3-4

                  Consolidated Statements of Operations for the Three Months Ended
                  and the Six Months Ended June 30, 2000 and 1999.................................................5

                  Consolidated Statements of Changes in Stockholder's Equity
                  from December 11, 1996 (Date of Inception) to June 30, 2000 (Unaudited).........................6-7

                  Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000
                  and from December 11, 1996 (Date of Inception) to June 30, 2000 (Unaudited......................8

                  Notes to Consolidated Financial Statements......................................................9-13

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................................................14-23


                                            PART II - OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................................24

Item 2.           Changes in Securities..........................................................................24

Item 3.           Defaults Upon Senior Securities................................................................24

Item 4.           Submission of Matters to a Vote of Security Holders............................................24

Item 5.           Other Information..............................................................................24

Item 6.           Exhibits and Reports on Form 8-K...............................................................24

Signatures.......................................................................................................25

                              MIZAR ENERGY COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  QUARTER ENDED
                                  JUNE 30, 2000

                              MIZAR ENERGY COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                           QUARTER ENDED JUNE 30, 2000






                                TABLE OF CONTENTS



                                                                                        Page No.
                                                                                        --------
Consolidated Balance Sheets - June 30, 2000 (Unaudited)
  And December 31, 1999 (Audited)                                                            3

Consolidated Statements of Operations for the Three Months
  And Six Months Ended June 30, 2000 and 1999 (Unaudited)                                    5

Consolidated Statements of Changes in Stockholders' Equity
  For the Period From December 11, 1996 (Date of Inception)
  To June 30, 2000 (Unaudited)                                                               6-7

Consolidated Statements of Cash Flows for the Six Months
  Ended June 30, 2000 (Unaudited)                                                            8

Notes to Consolidated Financial Statements                                                   9

                       MIZAR ENERGY COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                         June 30,   December 31,
                                                          2000         1999
                                                       (Unaudited)   (Audited)
                                                       ----------    ----------
                              Assets

Current assets
  Cash                                                 $1,104,550    $    3,842
  Accounts receivable                                         820
  Prepaid expenses                                         82,756
Total current assets                                    1,188,126         3,842
                                                       ----------    ----------

Fixed assets (net of accumulated depreciation
     of $ 2,730 and $1,191)                                45,661         5,290

  Intangible assets net of accumulated
    amortization of  $ 309 and $126)                       16,822         2,102

Other assets
  Deposits                                                  5,470           470
  Due from related parties                                  6,923       (22,892)
  Investments                                             169,500        75,000
                                                          181,893        52,578
                                                       ----------    ----------

                                                       $1,432,502    $   63,812
                                                       ==========    ==========




                       See notes to financial statements.

               MIZAR ENERGY COMPANY AND SUBSIDIARY
                  (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEETS

                                                         June 30,   December 31,
                                                          2000         1999
                                                       (Unaudited)  (Audited)
                                                      -----------    -----------

               Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable                                    $     6,748    $    34,190
                                                      -----------    -----------
Total current liabilities                                   6,748         34,190


Shareholders' equity
  Common stock $0.01 par value, 20,000,000
    shares authorized; 10,000,000 shares issued
    and outstanding                                   2,292,445        454,159
  Deficit accumulation during the development stage    (866,691)      (424,537)
                                                    -----------    -----------
                                                      1,425,754         29,622
                                                    -----------    -----------

                                                    $ 1,432,502    $    63,812
                                                    ===========    ===========

                       See notes to financial statements.

          MIZAR ENERGY COMPANY AND SUBSIDIARY
             (A DEVELOPMENT STAGE COMPANY)
               STATEMENTS OF OPERATIONS

                                                                                                               Since Inception
                                                                                                              December 11, 1996
                                                                                                                   through
                                                         For the period ended June 30, 2000                     June 30, 2000
                                                       Three month                    Six month                  (Unaudited)
                                                       ---------                      ---------                     ---------
Income
  Sales net of returns                                 $   1,610                      $   2,555                     $  11,656
  Management fees                                             --                         11,778
  Interest income                                         14,798                         17,122                        17,122
  Cost of sales                                             (193)                          (331)                       (4,375)
                                                       ---------                      ---------                     ---------

Gross profit                                              16,215                         19,346                        36,181

Expenses
  General and administrative expenses                     34,865                         89,063                       214,669
  Salaries                                                81,130                        110,726                       217,597
  Consulting                                              51,500                        160,609                       242,176
  Professional fees                                       12,933                         27,084                        56,674
  Marketing and advertising                                3,026                         17,606                        55,937
  Loss Web site design                                    14,610                         24,128                        49,317
  Rent                                                    15,972                         30,582                        37,425
  Impairment of oil and gas properties                                                                                 17,876
  Leasse operating costs                                                                                                8,162
  Depreciation and amortization                            1,198                          1,722                         3,039
                                                       ---------                      ---------                     ---------

                                                         215,234                        461,520                       902,872
                                                       ---------                      ---------                     ---------

Net loss                                               $(199,019)                     $(442,174)                    $(866,691)
                                                       =========                      =========                     =========

Earnings per share
   Net loss per common share                           $   (0.02)                     $   (0.04)                    $   (0.01)
                                                       ---------                      ---------                     ---------



                       See notes to financial statements.

                              MIZAR ENERGY COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM DECEMBER 11, 1996 (DATE OF INCEPTION)
                          TO JUNE 30, 2000 (Unaudited)




                                                                                                       Deficit accumulated
                                                                                 Common Stock              through the
                                                                            Shares          Amount      Development stage    TOTAL
                                                                            ------          ------      -----------------    -----
Issuance of common stock to founders for the period
   ended December 1996, in exchange for $30,000 in cash                    1,400,000     $    30,000     $        --     $   30,000

Issuance of common stock according to the private
   offering in effect, through December 1997 ($ 1 per share)                   4,100           4,100                          4,100

Net loss for the year                                                                                        (24,278)       (24,278)
                                                                           ---------     -----------     -----------     ----------
Balance - December 31, 1997                                                1,404,100     $    34,100     $   (24,278)    $    9,822

Issuance of common stock according to the private
    offering in effect, through December 1998 net of
    offering cost of $ 15,831. ($1 per share)                                 26,600          10,769                         10,769

Net loss for the year                                                                                        (14,263)       (14,263)
                                                                           ---------     -----------     -----------     ----------
Balance - December 31, 1998                                                1,430,700     $    44,869     $   (38,541)    $    6,328

Net loss for the year                                                                                         (5,818)        (5,818)
                                                                           ---------     -----------     -----------     ----------
Balance - December 31, 1999  (Audited)                                     1,430,700     $    44,869     $   (44,359)    $      510


Issuance of shares of common stock in connection
   with the merger of Ingenu Incorporated and HBOA
   Com, Inc., on May 24, 2000                                              8,569,300       2,236,576        (380,178)     1,856,398
                     --- ----                                             ----------     -----------     -----------     ----------

                              Sub-total                                   10,000,000     $ 2,281,445     $  (424,537)    $1,856,908




                       See notes to financial statements.

                              MIZAR ENERGY COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM DECEMBER 11, 1996 (DATE OF INCEPTION)
                          TO JUNE 30, 2000 (Unaudited)


                                                                                                   Deficit accumulated
                                                                            Common Stock                through the
                                                                      Shares           Amount        Development stage      TOTAL
                                                                    ----------       -----------       -----------       ----------
                              Sub-total                             10,000,000       $ 2,281,445       $  (424,537)      $1,856,908

On June 5, 2000, 50,000 shares of common stock
   were issued to an office as signing bonus shares                     50,000            11,000                             11,000

Net loss for the six months ended June 30, 2000                                                          (442,174)         (442,174)
                                                                    ----------       -----------       -----------       ----------

Balance - June 30, 2000 (Unaudited)                                 10,050,000       $ 2,292,445       $  (866,711)      $1,425,734
                                                                    ==========       ===========       ===========       ==========




                       See notes to financial statements.

             MIZAR ENERGY COMPANY AND SUBSIDIARY
                (A DEVELOPMENT STAGE COMPANY)
                   STATEMENTS OF CASH FLOWS


                                                                                                       Since Inception
                                                                                                       December 11, 1996
                                                                                 For the six               through
                                                                                 months ended           June 30, 2000
                                                                                June 30, 2000             (Unadited)
                                                                                -----------              -----------
Cash flows from operating activities
  Net Loss                                                                      $  (442,174)             $  (866,691)

Adjustments to reconcile net loss to net cash
provided by operating activities:
  Depreciation and amortization                                                       1,722                    3,039
  (Increase) decrease in loans to/from affiliates.                                  (29,795)                  (6,923)
  (Increase) decrease in deposits and advances                                       (5,000)                  (5,470)
  (Increase) decrease in accounts receivables                                          (820)                    (820)
  (Increase) decrease in prepaid expenses                                           (82,756)                 (82,756)
  Increase (decrease) in accounts payable                                           (27,442)                   6,748
                                                                                -----------              -----------
Total adjustments                                                                  (144,091)                 (86,182)
                                                                                -----------              -----------

Net cash provided (used) by operating activities                                   (586,265)                (952,873)
                                                                                -----------              -----------

Cash flow from investing activities:
  Cash payments for the purchase of investments                                     (94,500)                (169,500)
  Cash payments for the purchase of property                                        (56,813)                 (65,522)
                                                                                -----------              -----------

Net cash provided (used) by investing activities                                   (151,313)                (235,022)

Cash flow from financing activities:
  Proceeds from issuance of common stock                                          1,838,286                2,292,445
                                                                                -----------              -----------

Net cash provided (used) by financing activities                                  1,838,286                2,292,445
                                                                                -----------              -----------

Net increase (decrease) in cash and cash equivalents                              1,100,708                1,104,550

Cash and cash equivalents, beginning of the period                                    3,842                       --
                                                                                                         -----------

Cash and cash equivalents, end of the period                                    $ 1,104,550              $ 1,104,550
                                                                                ===========              ===========


                       See notes to financial statements.

                              MIZAR ENERGY COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                           QUARTER ENDED JUNE 30, 2000



NOTE 1   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 310(B) of Regulation SB. Accordingly, they do not include all of the information and footnote disclosures normally included in complete consolidated financial statements prepared in accordance with generally accepted accounting principles. For further information, such as significant accounting policies followed by the Company, refer to the notes to the Company's audited consolidated financial statements.

         In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and revenue and expenses. Actual results may differ from these estimated. Interim results are not necessarily indicative of results for a full year.


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business Description
         --------------------

         Mizar Energy Company (the Company) was incorporated in the state of Colorado on December 11, 1996, and had no previous operations. From its inception through December 28, 1999, the Company was involved in the business of acquiring, developing and operating oil and gas properties. On December 28, 1999, the Company's founders sold 59% of the Company's issued and outstanding common stock to HBOA.Com, Inc., a District of Columbia corporation. Pursuant to this stock sale, there was a change in the Company's business and management team. The Company will nor be focusing on developing the premier Internet portal through which home based business owners obtain the products, services and information necessary to start, expand and profitably run their businesses.

         On May 24, 2000, Ingenu Incorporated was incorporated under the laws of the state of Florida. Ingenu Incorporated was formed to engage in the business of Internet services.

         On May 24, 2000, the Company approved the merger of HBOA.CO, Inc. with and into its wholly owned subsidiary, Ingenu Incorporated, which took place May 31, 2000. The surviving corporation changed its name to HBOA.Com, Inc.

         The Company is considered to be in the development stage and the accompanying financial represent those of a development stage company.

                              MIZAR ENERGY COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           QUARTER ENDED JUNE 30, 2000



NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Principles of Consolidation The consolidated financial statements of the Company include those accounts of Mizar Energy Company, a development stage company, and HBOA.Com, Inc., a wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in the consolidation.

         Cash and Cash Equivalents
         -------------------------

         For purposes of the statement of cash flows, the Company treats all short-term investments with maturities of three months or less at acquisition to be cash equivalents.

         Use of Estimates The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Revenue Recognition
         -------------------

         Revenues of HBOA.Com, Inc. are recognized at the time the services are rendered to customers. Services are rendered when the Company's representatives receive the customers' requests and complete the customers' orders.

         Property and Equipment
         ----------------------

         Property and equipment are stated at cost. Depreciation of depreciable assets is computed using the straight-line method of depreciation over the estimated useful lives of the assets. The estimated useful life is 5-10 years.

         Amortization
         ------------

         Amortization of trademarks and copyrights is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles as follows:

                             Trademarks                     15 years
                             Internet Website                3 years

         Advertising Costs
         -----------------

         Advertising and marketing costs are expensed as incurred. During the six months ended June 30, 2000, advertising cost expenses totaled $17,606.

                              MIZAR ENERGY COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           QUARTER ENDED JUNE 30, 2000



NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                            Basic                                 2,858,917

         Concentration of Risk
         ---------------------

         Financial instruments that potentially subject the Company to credit risk include cash on deposit with three financial institutions amounting to $1,104,550 at June 30, 2000. Each financial institution insures its depositors for up to $100,000 through the U.S. Federal Deposit Insurance Corporation.


NOTE 3   CAPITAL STOCK TRANSACTIONS

         Common Stock
         ------------

         Authorized 25,000,000 shares of common stock, no par value per share. Issued and outstanding 1,430,700 shares of common stock.

         On May 24, 2000, 8,569,300 shares of common stock were issued in connection with the merger of Ingenu Incorporated and HBOA.Com, Inc.

         On June 5, 2000, 50,000 shares of common stock were issued to an officer as signing bonus shares.

         Preferred Stock
         ---------------

         Authorized 10,000 shares of preferred stock, no par value per share. None issued.

                              MIZAR ENERGY COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           QUARTER ENDED JUNE 30, 2000



NOTE 4   INCOME TAXES

         At June 30, 2000, the Company had a net operating loss carryforward for income tax purposes of approximately $855,691 available to offset future income taxes, expiring through 2020.


NOTE 5   OTHER FINANCING ARRANGEMENTS

         The Company's subsidiary, HBOA.Com, Inc., with the approval of the board of directors, and under their current contract with Communications Group dated April 19, 1999, granted the option to convert up to 50% of their total current payables for shares of common stock at a price of $1.00 per share with an expiration date on June 30, 2000. At June 30, 2000, a total of 12,000 shares have been exchanged.

         On November 10, 1999, the Company, with the approval of the board of directors, granted the option to convert 100% of the current loan payable to Dundas Systems, Inc. for shares of common stock at a price of $1.00 per share. At June 30, 2000, 223,149 shares have been exchanged for $223,149 in loans payable.


NOTE 6   RELATED PARTY TRANSACTIONS

         The Company is provided with office space on a rent-free basis from HBOA.Com, Inc. (see Note 8).

         The Company has receivables/payables from related third party companies at June 30, 2000 as follows:

                           Due from Dundas Systems, Inc.       $  6,923

         Such loans occurred during the ordinary course of business, bearing no interest, and due on demand. These loans, in the opinion of management, do not involve more than normal credit risk or other unfavorable areas of concern.


NOTE 7   GOING CONCERN

         The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is Management's plan to seek additional capital through a merger with an existing operating company (see Note 8).

                              MIZAR ENERGY COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           QUARTER ENDED JUNE 30, 2000



NOTE 8   MERGER

         On May 24, 2000, the Company approved the merger of Ingenu Incorporated, a Florida corporation, its wholly owned subsidiary with HBOA.Com, Inc., a Florida corporation. The surviving company was Ingenu Incorporated, and the name of the combined foundation is HBOA.Com, Inc. The combination was accounted for as a pooling of interest under which net assets of both foundations were combined at book value and neither entity recognized a gain or loss. The merger shall qualify as a transaction in securities exempt from registration or qualification under the Securities Act of 1933, as amended ("the Securities Act"), and under applicable state securities law, and the merger shall qualify as a tax-free reorganization under Section 386(a)(1)(A) of the Internal Revenue Code of 1986, as amended ("the code").

         The shareholders of HBOA.Com, Inc. received 8,569,300 shares of Mizar Energy Company common stock in exchange for 100% shares of the Company. After the merger, Mizar Energy Company retained 10,000,000 shares of its common stock. The operations of HBOA.Com, Inc. have been consolidated into Mizar Energy Company.


NOTE 9   SUBSEQUENT EVENT

         On June 8, 2000, the Company entered into an option purchase for $87,500 to acquire 510 shares of Song 1, Inc. for the amount of $262,500, plus shares of common stock of the Company equal in value to the sum of $650,000. The option due date is August 15, 2000.

         Stock Option
         ------------

         On July 20, 2000, the board of directors approved an employee stock option plan, authorizing up to 800,000 shares of common stock for employees as part of their overall compensation. As of the date of this report, the plan has not been implemented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and our future results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectation. The section entitled "Additional Factors That May Affect Future Results" describes some, but not all, of the factors that could cause these differences.

Overview

         Mizar Energy Company, a Colorado company (the "Company") was incorporated in the state of Colorado on December 11, 1996. From our inception through December 28, 1999, the Company was involved in the business of acquiring, developing and operating oil and gas properties. On December 28, 1999, the Company's founders sold 60% of the Company's issued and outstanding common stock to HBOA.Com, Inc., a District of Columbia corporation, which engaged in the sale of products and services to the owners of home based businesses through its Internet web site ("HBOA-DC"). Pursuant to this stock sale, there was a change in the Company's business and management team. The Company is focusing on developing its web site into the premier Internet portal through which home based business owners obtain the products, services and information necessary to start, expand and profitably run their businesses.

         On May 31, 2000, HBOA-DC was merged with and into HBOA.Com, Inc., a wholly-owned subsidiary of the Company ("HBOA-FL"). In the aggregate, the HBOA-DC shareholders received 8,569,300 shares of the Company's common stock. As a result of the merger, HBOA-DC's operations were consolidated into the Company's business and the Company has approximately 10 million shares of its common stock issued and outstanding.

         Except where the context indicates otherwise, the term "Company" shall refer to the Company and HBOA-FL, a wholly-owned subsidiary of the Company.

Results of Operations

         The merger of HBOA-DC with and into the Company's wholly owned subsidiary, HBOA-FL, was accounted for as a pooling of interest transaction. As a result of the pooling of interest accounting, the Company's historical financial statements from the previous periods have been restated to include the operations of HBOA-DC. Prior to the merger, the Company's revenues and expenses were nominal. The majority of the changes in the Company's results of operations, liquidity and capital resources are due to the merger of HBOA-DC with and into the Company on May 31, 2000 and the accounting treatment of the merger as a pooling of interest.

         Revenues were $1,610 during the three month period ended June 30, 2000 and $2,555 during the six month period ended June 30, 2000. During the 4 1/2 year period since incorporation of the Company on December 11, 1996, revenues have totaled $11,656. These revenues were generated from the sale of memberships on HBOA's web site. HBOA-DC's operations, are reflected in the Company's financial statements due to the accounting treatment of the merger as a pooling of interest.

         Interest income was $14,798 during the three month period ended June 30, 2000 and $17,122 during the six month period ended June 30, 2000. During the 4 1/2 year period since incorporation of the Company on December 11, 1996, interest income was $17,122. Costs of sales was $193 during the three month period ended June 30, 2000 and $331 during the six month period ended June 30, 2000. During the 4 1/2 year period since inception of the Company, cost of sales has totaled $4,375. These increases in interest income and cost of sales are from HBOA-DC's operations, which are reflected in the Company's financial statements due to the accounting treatment of the merger as a pooling of interest.

         As a result of the forgoing, gross profit was $16,215 during the three month period ended June 30, 2000 and $19,346 during the six month period ended June 30, 1999. During the 4 1/2 year period since incorporation of the Company, gross profit has totaled $36,181.

         Operating expenses totaled $215,234 during the three month period ended June 30, 2000 and $442,174 during the six month period ended June 30, 2000. During the 4 1/2 year period since incorporation of the Company, operating expenses have totaled $902,872. The Company's operating expenses consist of (1) general and administrative expenses, (2) salaries, (3) consulting, (4) professional fees, (5) marketing and advertising expenses, (6) web site design,
(7) rent and (8) depreciation and amortization. During the six month period ended June 30, 2000, the most significant operating expenses were salaries (equal to $110,726) and consulting fees (equal to $160,609). The increases in operating expenses are primarily from HBOA-DC's operations, which are reflected in the Company's financial statements due to the accounting treatment of the merger as a pooling of interest.

         As a result of the forgoing, the Company's net loss was $199,019 during the three month period ended June 30, 2000 and $442,174 during the six month period ended June 30, 2000. During the 4 1/2 year period since incorporation of the Company, the Company's net loss has totaled $866,691.

Plan of Operations

         At the present time, the Company is primarily focused on the operations of HBOA.Com, Inc., its wholly-owned Florida subsidiary. HBOA is an Internet-based membership organization which acts as a resource center, educator and advocate for home-based business owners. The Company has focused on developing HBOA's web site (www.hboa.com) into the premier Internet portal through which home based business owners can obtain the products, services and information necessary to start, expand and profitably run their businesses.

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

         * HBOA intends to enter into co-branding and vendor agreements with a wide variety of companies.

         *HBOA plans on increasing its membership base. HBOA currently has three levels of membership: (1) Free (no cost), (2) Executive Level ($50 annually) and
(3) Board Level ($125 annually.)

         * HBOA plans on increasing the quality and scope of its content on its web site by (1) retaining outside content providers, (2) entering into strategic relationships with content providers and (3) developing content in-house.

         *HBOA intends to hire a team of senior managers who have experience with Internet companies.

         The Company has also explored strategic relationships and joint ventures with other candidates. On June 8, 2000, the Company entered into an option agreement to acquire a majority ownership interest (51%) of Song 1, Inc., a company that has developed a database of musical lyrics and a search engine to search for a song title based on words in the lyrics.

Liquidity and Capital Resources

         As of June 30, 2000, the Company had cash on hand of $1,104,550 compared with cash on hand of $3,842 on December 31, 1999. The Company's cash on hand increased as a result of the merger of HBOA-DC with and into the Company on May 31, 2000. The Company expects that this cash on hand will allow it to continue operations for approximately 9 months. During the next twelve months, the Company expects to make significant expenditures on developing its web site, marketing and advertising expenses and may hire additional employees.

         As of June 30, 2000, the Company's total assets were $1,432,502 compared with total assets of $63,812 on December 31, 199. Total liabilities were $6,748 on June 30, 2000 compared with total liabilities of $34,190 on December 31, 1999. Working capital was $1,181,378 on June 30, 2000 compared with negative working capital on $30,700 on December 31, 1999. The significant increase in liquidity is primarily from HBOA-DC's operations, which are reflected in the Company's financial statements due to the accounting treatment of the merger as a pooling of interest transaction.

         Cash flows used in operating activities was $586,265 during the six month period ended June 30, 2000. Cash flows used in investing activities was $151,313 during the six month period ended June 30, 2000. Cash payments for the purchase of Song 1, Inc. totaled $94,500 and cash payments for the purchase of property totaled $56,813. The property purchased included computers and software, furniture and fixtures and web site design. Cash flows from financing activities were $1,838,286 which resulted from HBOA's sale of common stock in its private offering. Again, these changes in cash flows are primarily from HBOA-DC's operations, which are reflected in the Company's financial statements due to the accounting treatment of the merger as a pooling of interest transaction.

Additional Factors that May Affect Operating Results

         In evaluating the Company, the following risk factors should be considered:

The Company has a limited operating history

         Mr. Davis and Mr. Lee's sale of 850,000 shares of the Company's common stock to HBOA on December 28, 1999 resulted in a change in control of the Company and a change in the Company's management. At this time, the Company began to focus on HBOA's internet operations. Accordingly, you have a relatively short operating history upon which you can evaluate the Company's business and prospects. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by early-stage Internet companies. As an early-stage company, the Company has an evolving and unpredictable business model, the Company faces intense competition and must effectively manage its growth and respond quickly to rapid changes in customer demands and industry standards. The Company may not succeed in addressing these challenges and risks.

The Company has a history of operating losses and expectation of future losses

         For the period from inception through June 30, 2000, the Company had a net loss of $866,691. The Company does not anticipate that it will earn a profit during the 2000 fiscal year. Although the Company has been developing its HBOA web site and seeking strategic alliances or acquisitions, there can be no assurances that the Company will be able to finalize any definitive agreements with any third parties. There can be no assurances that the Company's plans will ever be achieved or that any of the assumption made in its favor will prove to be correct. Even if the assumptions in the Company's business plan prove to be correct, there can be no assurance that the Company will not incur substantial operating losses. Furthermore, there can be no assurances that the combined business strategy of the Company and HBOA will enable the combined companies to achieve profitable operations in the future.

Risks of Entering New Business Areas, Strategic Alliances and Acquisitions

         The Company intends to expand its operations by expanding its product and service offerings, entering into strategic alliances with other companies and/or by making acquisitions of other companies. This will require significant additional expense and could strain our management, financial and operational resources. The process of expanding our product and service offerings, entering into strategic alliances or integrating an acquired business into the Company may result in the unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Moreover, there can be no assurances that the anticipated benefits of any acquisition will be realized. Further, strategic alliances of acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, technologies, services or products and might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

Need for Additional Capital

         As of June 30, 2000, the Company had cash on hand of $1,104,550. Management expect that the cash on hand will last approximately 9 months. In the event the Company plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise) the Company could be required to seek additional financing. There can be no assurances that any additional financing will be available to the Company and HBOA when needed, on commercially reasonable terms, or at all. Any inability to obtain additional financing when needed would have a material adverse effect on the Company and HBOA's business, financial operations and results of operations.

Our Methods of Generating Revenue are Relatively New and Largely Untested

         The Company intends to generate revenue through (1) membership fees,
(2) the facilitation of electronic commerce and (3) advertising revenues. These methods of revenues generation are relatively new and largely untested. In addition, the Company is also exploring strategic alliances and potential acquisitions or business combinations.

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

Substantial Competition

         The industry in which HBOA competes is highly competitive and highly fragmented. The industry is characterized by the frequent introduction of new web sites often accompanied by major advertising and promotional programs. HBOA's primary competition at the present time is various associations' sites, which generally have been formed to promote such things as books/tapes, speaking engagements or selling business opportunities. These include the American Association of Home Based Businesses, American Home Business Association, Fran Tarkenton Small Business Network, Home Business Institute and the Home Office Association of America. None of the existing sites have the level of content anticipated to be provided by HBOA. Additionally, HBOA faces competition from a number of small businesses sites currently on the web or in various states of development. New entrants to this market include Staples, Office Depot and Onvia further validating the marketplace. While many of these competitors have significantly greater financial, technical and marketing resources than HBOA, none focuses on the home business owner. HBOA offers a "single source" vertically integrated portal for home based businesses which gives it a distinct competitive advantage. HBOA believe providing a user friendly technically rich and product/service complete site will attract and retain home business owners. HBOA, however, always faces the risk that competitors will introduce better services and resources. This could also affect HBOA's ability to keep existing customers or acquire new customers and could result in lower net revenue and/or profits.

The Company's historical results may not be indicative of future performance

         The Company's historical results of operations are not useful as a basis for predicting future operating results of the Company. The merger of HBOA-DC with and into the Company's wholly owned subsidiary, HBOA-FL, was accounted for as a pooling of interest transaction. As a result of the pooling of interest accounting, the Company's historical financial statements from the previous periods have been restated to include the operations of HBOA-DC. Prior to the merger, the Company's revenues and expenses were nominal. The majority of the changes in the Company's results of operations, liquidity and capital resources are due to the merger of HBOA-DC with and into the Company on May 31, 2000 and the accounting treatment of the merger as a pooling of interest.

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

 Dependence on Key Personnel

         The Company and HBOA will be dependent upon the services of the executive officers and principal employees and consultants of the Company (particularly Gary Verdier and Edward Saludes) for management of the Company and HBOA and implementation of its business strategy. The loss of services of Gary Verdier and Edward Saludes could have a material adverse effect on the business operations, financial conditions and results of operations of the Company or HBOA. If its operations expand, the Company and HBOA will also be dependent upon its ability to attract and retain additional qualified employees and consultants. There is significant competition for qualified personnel, and there can be no assurances that the Company and HBOA will be successful in recruiting, retaining or training the management personnel it requires.

No Private or Public Market for Shares

         There is currently no private or public market for the Company's common stock. To date, there has not been an active market in the Company's stock. The Company cannot predict the extent to which investor interest in the Company will lead to the development of a trading market or how liquid that trading market might become. If a trading market does not develop or is not sustained, it may be difficult for investors to sell shares of the Company's common stock at a price that is attractive. As a result, an investment in the Company's common stock may be totally illiquid and investors may not be able to liquidate their investment readily or at all when he/she desires to sell. First Level Capital, Inc., a NASD registered broker-dealer, filed a Form 15c-211 application to have the Company's shares of common stock listed on the OTC Bulletin Board. However, there can be no assurances, that the NASD will approve the Company's Form 15c-211 application.

 Dilution.

         The Company's Articles of Incorporation authorizes the issuance of 25 million shares of common stock and 10 million shares of preferred stock. As of August 1, 2000, the Company had 10,050,000 shares of its common stock issued and outstanding. This issuance of any additional shares of common stock or preferred stock may result in a reduction of the book value or market price, if any of the outstanding common or preferred shares. Issuance of additional common stock and preferred stock will reduce the proportionate ownership and voting power of the then existing shareholders.

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

                           PART II. OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

                  None.

ITEM 2.           CHANGES IN SECURITIES

                  On May 31, 2000, HBOA-DC was merged with and into HBOA.Com, Inc., a wholly-owned subsidiary of the Company ("HBOA-FL"). In the aggregate, the HBOA-DC shareholders received 8,569,300 shares of the Company's common stock. We issued the shares to the former HBOA-DC shareholders in reliance upon
Section 4(2) of the Securities Act, because the HBOA-DC shareholders were knowledgeable, sophisticated and had access to comprehensive information about us. Additionally, they had also consented to the merger of HBOA-DC with and into HBOA-FL. We placed legends on the certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

                  On June 12, 2000, we entered into an employment agreement with Edward A. Saludes to be our President and Chief Executive Officer. In connection with his employment agreement, we issued 50,000 shares of its common stock to Mr. Saludes as a signing bonus. Additionally, we also granted Mr. Saludes an option to purchase up to 150,000 shares of the Company's common stock at an exercise price of $1.50 per share. The Company has also agreed to give Mr. Saludes an option to acquire 500,000 shares of the Company's common stock. The terms of this option will be finalized at a later date. The options vest at the rate of 12,500 options per month (1/12 of the options per month). The options are exercisable for a period of five years after the date of the grant. Both the options and signing bonus shares have piggyback registration rights. The options and the 50,000 signing bonus shares are subject to forfeiture if Mr. Saludes is terminated for cause. Our appointment of Mr. Saludes as our President and Chief Executive Officer of the Company became effective as of August 14, 2000. We issued the 50,000 shares and options to Mr. Saludes in reliance upon Section 4(2) of the Securities Act, because Mr. Saludes is knowledgeable, sophisticated and had access to comprehensive information about us. We placed legends on the certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.           OTHER INFORMATION

                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

A.       Exhibits
            10.1 Employment Agreement dated June 5, 2000 between the Company and Edward Saludes.


         27.1 Financial Data Schedule

B.       Reports on Form 8-K
         The Company filed a Report on Form 8-K with the SEC on June 13, 2000 reporting information required under Item 1 - Change in Control of Registration,
Item 2 - Acquisition or Disposition of Assets and Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000                     MIZAR ENERGY COMPANY

                                          By /s/   Edward A. Saludes
                                          --------------------------
                                          Edward A. Saludes
                                          President and Chief Executive Officer