Form 10QSB/A
period 2000-06-30
MIZAR ENERGY CO
filed 2000-11-06
CIK 1042463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSBA

                                 Amendment No. 1

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

                       2400 E. Commercial Blvd., Suite 221
                            Ft. Lauderdale, FL 33308
                     --------------------------------------
          (Address of principal executive offices, including zip code)

                                 (954) 938-8010
                                 --------------
              (Registrant's telephone number, including area code)

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

                                EXPLANATORY NOTE

         We are filing this amendment to amend our quarterly report on Form 10-QSB for the six months ended June 30, 2000 to correct certain typographical errors contained in our financial statements, which relate to the shareholder's equity section of our balance sheet dated June 30, 2000.

         Item 1 of Part 1 is hereby amended and restated as filed herewith.

                                     PART 1
                              FINANCIAL INFORMATION

Item 1.  Financial Statements
Consolidated Balance Sheets as of June 30, 2000 (Unaudited)  and
December 31, 1999 (Audited).......................................................................................3 - 4

Consolidated Statements of Operations for the Six Months Ended June 30,
2000 and 1999 (Unaudited).........................................................................................5

Consolidated Statements of Changes in Stockholders' Equity for the period from December 11, 1996 (Date of Inception) to June 30, 2000 (Unaudited)

Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2000 and 1999............................................................................................6 - 7

Notes to Consolidated Financial Statements........................................................................8 - 13

               MIZAR ENERGY COMPANY AND SUBSIDIARY

                  (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEETS

                                                         June 30,   December 31,
                                                          2000         1999
                                                       (Unaudited)   (Audited)
                                                       ----------    ----------
                              Assets


Current assets
  Cash                                                 $1,104,550    $    3,842
  Accounts receivable                                         820
  Prepaid expenses                                         82,756
                                                       ----------    ----------
Total current assets                                    1,188,126         3,842

Fixed assets (net of accumulated depreciation
     of $ 2,730 and $1,191)                                45,661         5,290

  Intangible assets net of accumulated
    amortization of  $ 309 and $126)                       16,822         2,102

Other assets
  Deposits                                                  5,470           470
  Due from related parties                                  6,923       (22,892)
  Investments                                             169,500        75,000
                                                          181,893        52,578
                                                       ----------    ----------
                                                       $1,432,502    $   63,812
                                                       ==========    ==========


                       See notes to financial statements.

                       MIZAR ENERGY COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                        June 30,    December 31,
                                                          2000          1999
                                                      (Unaudited)    (Audited)
                                                      -----------   -----------

                      Liabilities and Shareholders' Equity


Current liabilities
  Accounts payable                                   $     6,748    $    34,190
Total current liabilities                                  6,748         34,190
                                                     -----------    -----------

Shareholders' equity

  Common stock no par value, 25,000,000
    shares authorized; 10,050,000 shares issued
    and outstanding                                    2,292,445        454,159
  Deficit accumulation during the development stage     (866,691)      (424,537)
                                                     -----------       --------
                                                       1,425,754         29,622
                                                     -----------    -----------
                                                     $ 1,432,502    $    63,812
                                                     ===========    ===========


                       See notes to financial statements.

                       MIZAR ENERGY COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                         Since Inception
                                                                                        December 11, 1996
                                                                                            through
                                                  For the period ended June 30, 2000      June 30, 2000
                                                    Three month        Six month           (Unaudited)
                                                   ---------           ---------           ----------
Income
  Sales net of returns                             $   1,610           $   2,555           $  11,656
  Management fees                                                             --              11,778
  Interest income                                     14,798              17,122              17,122
  Cost of sales                                         (193)               (331)             (4,375)
                                                   ---------           ---------           ---------
Gross profit                                          16,215              19,346              36,181

Expenses
  General and administrative expenses                 34,865              89,063             214,669
  Salaries                                            81,130             110,726             217,597
  Consulting                                          51,500             160,609             242,176
  Professional fees                                   12,933              27,084              56,674
  Marketing and advertising                            3,026              17,606              55,937
  Loss Web site design                                14,610              24,128              49,317
  Rent                                                15,972              30,582              37,425
  Impairment of oil and gas properties                                                        17,876
  Leasse operating costs                                                                       8,162
  Depreciation and amortization                        1,198               1,722               3,039
                                                   ---------           ---------           ---------
                                                     215,234             461,520             902,872
                                                   ---------           ---------           ---------
Net loss                                           $(199,019)          $(442,174)          $(866,691)
                                                   =========           =========           =========

Earnings per share
   Net loss per common share                       $   (0.02)          $   (0.04)          $   (0.01)
                                                   ---------           ---------           ---------


                       See notes to financial statements.

                       MIZAR ENERGY COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM DECEMBER 11, 1996 (DATE OF INCEPTION)
                          TO JUNE 30, 2000 (Unaudited)



                                                                                                      Deficit accumulated
                                                                                 Common Stock             through the
                                                                             Shares         Amount      Development stage    TOTAL
                                                                             ------         ------      -----------------    -----
Issuance of common stock to founders for the period
   ended December 1996, in exchange for $30,000 in cash                     1,400,000    $    30,000    $        --     $    30,000

Issuance of common stock according to the private
   offering in effect, through December 1997 ($ 1 per share)                    4,100          4,100                          4,100

Net loss for the year                                                                                       (24,278)        (24,278)
                                                                          -----------    -----------    -----------     -----------
Balance - December 31, 1997                                                 1,404,100    $    34,100    $   (24,278)    $     9,822

Issuance of common stock according to the private
    offering in effect, through December 1998 net of
    offering cost of $ 15,831. ($1 per share)                                  26,600         10,769                         10,769

Net loss for the year                                                                                       (14,263)        (14,263)
                                                                          -----------    -----------    -----------     -----------
Balance - December 31, 1998                                                 1,430,700    $    44,869    $   (38,541)    $     6,328

Net loss for the year                                                                                        (5,818)         (5,818)
                                                                          -----------    -----------    -----------     -----------
Balance - December 31, 1999  (Audited)                                      1,430,700    $    44,869    $   (44,359)    $       510

Issuance of shares of common stock in connection
   with the merger of Ingenu Incorporated and HBOA
   Com, Inc., on May 24, 2000                                               8,569,300      2,236,576       (380,178)      1,856,398
                                                                          -----------    -----------    -----------     -----------
                              Sub-total                                    10,000,000    $ 2,281,445    $  (424,537)    $ 1,856,908



                       See notes to financial statements.

                        MIZAR ENERGY COMPANY

                    (A DEVELOPMENT STAGE COMPANY)
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE PERIOD FROM DECEMBER 11, 1996 (DATE OF INCEPTION)
                    TO JUNE 30, 2000 (Unaudited)

                                                                                                 Deficit accumulated
                                                                           Common Stock               through the
                                                                       Shares          Amount       Development stage      TOTAL
                                                                       ------          ------       -----------------      -----

                              Sub-total                              10,000,000      $ 2,281,445      $  (424,537)      $ 1,856,908

On June 5, 2000, 50,000 shares of common stock
   were issued to an office as signing bonus shares                      50,000           11,000                             11,000

Net loss for the six months ended June 30, 2000                                                          (442,174)         (442,174)
                                                                     ----------      -----------      -----------       -----------
Balance - June 30, 2000 (Unaudited)                                  10,050,000      $ 2,292,445      $  (866,711)      $ 1,425,734
                                                                     ==========      ===========      ===========       ===========



                       See notes to financial statements.

             MIZAR ENERGY COMPANY AND SUBSIDIARY
                (A DEVELOPMENT STAGE COMPANY)
                   STATEMENTS OF CASH FLOWS


                                                                              Since Inception
                                                                              December 11, 1996
                                                     For the six                  through
                                                     months ended              June 30, 2000
                                                     June 30, 2000                (Unadited)
                                                     -------------             --------------
Cash flows from operating activities
  Net Loss                                             $  (442,174)            $  (866,691)
                                                       -----------             -----------
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Depreciation and amortization                              1,722                   3,039
  (Increase) decrease in loans to/from affiliates          (29,795)                 (6,923)
  (Increase) decrease in deposits and advances              (5,000)                 (5,470)
  (Increase) decrease in accounts receivables                 (820)                   (820)
  (Increase) decrease in prepaid expenses                  (82,756)                (82,756)
  Increase (decrease) in accounts payable                  (27,442)                  6,748
                                                       -----------             -----------
Total adjustments                                         (144,091)                (86,182)
                                                       -----------             -----------

Net cash provided (used) by operating activities          (586,265)               (952,873)
                                                       -----------             -----------
Cash flow from investing activities:

  Cash payments for the purchase of investments            (94,500)               (169,500)
  Cash payments for the purchase of property               (56,813)                (65,522)
                                                       -----------             -----------
Net cash provided (used) by investing activities          (151,313)               (235,022)

Cash flow from financing activities:

  Proceeds from issuance of common stock                 1,838,286               2,292,445
                                                       -----------             -----------

Net cash provided (used) by financing activities         1,838,286               2,292,445
                                                       -----------             -----------

Net increase (decrease) in cash and cash equivalents     1,100,708               1,104,550


Cash and cash equivalents, beginning of the period           3,842                      --
                                                       -----------             -----------

Cash and cash equivalents, end of the period           $ 1,104,550             $ 1,104,550
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

                  In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.

NOTE 2            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Business Description
                  --------------------
                  Mizar Energy Company (the Company) was incorporated in the state of Colorado on December 11, 1996, and had no previous operations. From its inception through December 28, 1999, the Company was involved in the business of acquiring, developing and operating oil and gas properties. On December 28, 1999, the Company's founders sold 59% of the Company's issued and outstanding common stock to HBOA.Com., Inc., a District of Columbia corporation. Pursuant to this stock sale, there was a change in the Company's business and management team. The Company will now be focusing on developing the premier Internet portal through which home based business owners obtain the products, services and information necessary to start, expand and profitably run their businesses.

                  On May 24, 2000, Ingenu Incorporated was incorporated under the laws of the state of Florida. Ingenu Incorporated was formed to engage in the business of Internet services.

                  On May 24, 2000, the Company approved the merger of HBOA.Com, Inc. with and into its wholly owned subsidiary, Ingenu Incorporated, which took place May 31, 2000. The surviving corporation retained the name of HBOA.Com, Inc.

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

                             MIZAR ENERGY COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           QUARTER ENDED JUNE 30, 2000

NOTE 2            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                  Principles of Consolidation
                  ---------------------------
                  The consolidated financial statements of the Company include those accounts of Mizar Energy Company, a development stage company, and HBOA.Com, Inc., a wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in the consolidation.

                  Cash and Cash Equivalents
                  -------------------------
                  For purposes of the statement of cash flows, the Company treats all short-term investments with maturities of three months or less at acquisition to be cash equivalents.

                  Use of Estimates
                  ----------------
                  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  Revenue Recognition
                  -------------------
                  Revenues of HBOA.Com, Inc. are recognized at the time the services are rendered to customers. Services are rendered when the Company's representatives receive the customers' requests and complete the customers' orders.

                  Property and Equipment
                  ---------------------
                  Property and equipment are stated at cost. Depreciation of depreciable assets is computed using the straight-line method of depreciation over the estimated useful lives of the assets. The estimated useful life is 5-10 years.

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

                  Concentration of Risk
                  ----------------------
                  Financial instruments that potentially subject the Company to credit risk include cash on deposit with three financial institutions amounting to $1,104,550 at June 30, 2000. Each financial institution insures its depositors for up to $100,000 through the U.S. Federal Deposit Insurance Corporation.

NOTE 3           CAPITAL STOCK TRANSACTIONS

                  Common Stock
                  ------------
                  Authorized 25,000,00 shares of common stock, no par value per share. Issued and outstanding 10,050,000 shares of common stock as of June 30, 2000.

                  On May 24, 2000, 8,569,300 shares of common stock were issued in connection with the merger of Ingenu Incorporated and HBOA.Com, Inc.

                  On June 5, 2000, 50,000 shares of common stock were issued to an officer as signing bonus shares.

                  Preferred Stock
                  ---------------
                  Authorized 10,000,000 shares of preferred stock, no par value per share. None issued as of June 30, 2000.

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

NOTE 6            RELATED PARTY TRANSACTIONS

                  The Company is provided with office space on a rent-free basis from HBOA.Com, Inc. (see Note 7).

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

NOTE 7            GOING CONCERN

                  The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital it would be unlikely for the Company to continue as a going concern. It is Management's plan to seek additional capital through a merger with an existing operating company (see Note 7).

                              MIZAR ENERGY COMPANY
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           QUARTER ENDED JUNE 30, 2000

NOTE 8            MERGER

                  On May 24, 2000 the Company approved the merger of Ingenu Incorporated, a Florida corporation, its wholly owned subsidiary with HBOA.Com, Inc., a Florida corporation. The surviving company was Ingenu Incorporated, and the name of the combined foundation is HBOA.Com, Inc. The combination was accounted for as a pooling of interest under which net assets of both foundations were combined at book value and neither entity recognized a gain or loss. The merger shall qualify as a transaction in securities exempt from registration or qualification under the Securities Act of 1933, as amended ("the Securities Act"), and under applicable state securities law, and the merger shall qualify as a tax-free reorganization under Section 386(a)(1)(A) of the Internal Revenue Code of 1986, as amended ("the code").

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                     MIZAR ENERGY COMPANY

Date: October 31, 2000               By: /s/ Edward A. Saludes
                                         ---------------------
                                         Edward A. Saludes
                                         Chief Executive Officer and President