Form 10QSB
period 2000-09-30
MIZAR ENERGY CO
filed 2000-11-14
CIK 1042463

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

         For the quarterly period ended September 30, 2000

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number: 0-13118

                              MIZAR ENERGY COMPANY
                              --------------------
             (Exact name of registrant as specified in its charter)

             Colorado                                   33-0231238
  ------------------------------                    -----------------
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

                  YES [X]           NO [ ]

The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of September 30, 2000 was 10,050,000.

                              MIZAR ENERGY COMPANY

                         PART I - FINANCIAL INFORMATION

                                                                                                               PAGE
Item 1.  Financial Statements:

         Consolidated Balance Sheets as of September 30, 2000 and  December 31, 1999..............................3

         Consolidated Statements of Operations - For the Three Months and Nine
         Months Ended September 30, 2000 and 1999 and For the Period from
         December 11, 1996 (Inception) through September 30, 2000
         (Unaudited)..............................................................................................5

         Consolidated Statements of Changes in Shareholders' Equity - For
         the Period from December 11, 1996 (Date of Inception) to September
         30, 2000 (Unaudited).....................................................................................6

         Consolidated Statements of Cash Flows for the Three Months and Nine
         Months Ended September 30, 2000 and 1999 and For the Period from
         December 11, 1996 (Inception) through September 30, 2000 (unaudited).....................................8

         Notes to Consolidated Financial Statements............................................................9-13

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................................................14-23


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

Item 4.           Submission of Matters to a Vote of Security Holders............................................24

Item 5.           Other Information..............................................................................24

Item 6.           Exhibits and Reports on Form 8-K...............................................................24

Signatures.......................................................................................................25

                       MIZAR ENERGY COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 2000

               MIZAR ENERGY COMPANY AND SUBSIDIARY
                  (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEETS

                                                      September 30, December 31,
                                                          2000         1999
                                                       (Unaudited)    (Audited)
                                                       ----------    ----------
                              Assets


Current assets
  Cash                                                 $  719,602    $    3,842
  Accounts receivable                                         832
  Other receivables                                         7,080
  Prepaid expenses                                         67,994
                                                       ----------    ----------
Total current assets                                      795,508         3,842

Fixed assets (net of accumulated depreciation
     of $ 2,730 and $1,191)                                70,361          5290

  Intangible assets net of accumulated
    amortization of  $ 309 and $126)                      170,812          2102

Other assets
  Deposits                                                  7,980           470
  Due from related parties                                  6,923       (22,892)
  Investments                                                  --        75,000
                                                       ----------    ----------
                                                           14,903        52,578
                                                       ----------    ----------
                                                       $1,051,584    $   63,812
                                                       ==========    ==========
                       See notes to financial statements.

               MIZAR ENERGY COMPANY AND SUBSIDIARY
                  (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEETS

                                                     September 30,  December 31,
                                                         2000           1999
                                                      (Unaudited)    (Audited)
                                                      -----------    -----------

               Liabilities and Shareholders' Equity


Current liabilities
  Accounts payable                                    $    83,786    $    34,190
                                                      -----------    -----------
Total current liabilities                                  83,786         34,190


Shareholders' equity
  Common stock, $0.001  par value, 25,000,000
    shares authorized; 10,050,000 shares issued
    and outstanding                                      10,050        100,000
  Additional paid in capital                          2,272,395        354,159
  Deficit accumulation during the development stage  (1,314,647)      (424,537)
                                                    -----------    -----------
                                                        967,798         29,622
                                                    -----------    -----------

                                                    $ 1,051,584    $    63,812
                                                    ===========    ===========

                       See notes to financial statements.
                                       4

                       MIZAR ENERGY COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                            For the period from
                                                                                             December 11, 1996
                                                                                            (Date of inception)
                                                                                                   to
                                             For the period ended September 30, 2000        September 30, 2000
                                              Three months              Nine months              (Unaudited)
                                              -----------               -----------              -----------
Income
  Sales net of returns                        $     1,636               $     4,191              $    13,292
  Management fees                                      --                    11,778
  Cost of sales                                    (1,048)                   (1,379)                  (5,423)
                                              -----------               -----------              -----------

Gross profit                                          588                     2,812                   19,647

Expenses
  Salaries                                        106,272                   216,998                  323,869
  Consulting                                       43,500                   204,109                  285,676
  Professional fees                                36,484                    63,568                   93,158
  Marketing and advertising                         9,748                    27,354                   65,685
  Loss web site design                                 --                    24,128                   49,317
  Rent                                             30,038                    60,620                   67,463
  Other general and administrative expenses        91,192                   180,235                  305,861
  Impairment of oil and gas properties                 --                        --                   17,876
  Lease operating costs                                --                        --                    8,162
  Loss on purchase option (Note 9)                139,255                   139,255                  139,255
  Depreciation and amortization                     5,338                     7,060                    8,377
                                              -----------               -----------              -----------
                                                  461,827                   923,327                1,364,699

Other income (expenses)
  Interest income                                  13,283                    30,405                   30,405
                                              -----------               -----------              -----------

Net loss                                      $  (447,956)              $  (890,110)             $(1,314,647)
                                              ===========               ===========              ===========

Earnings per share
   Net loss per common share                  $     (0.08)             $     (0.16)             $     (0.24)
                                              -----------              -----------              -----------


                       See notes to financial statements.

                       MIZAR ENERGY COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM DECEMBER 11, 1996 (DATE OF INCEPTION)
                        TO SEPTEMBER 30, 2000 (Unaudited)


                                                                   Common Stock                Additional
                                                                  Shares         Amount       Paid in Capital
                                                               -----------    -----------       -----------
Issuance of common stock to founders for the period
   ended December 1996, in exchange for $30,000 in cash          1,400,000    $    30,000    $        --

Issuance of common stock according to the private
   offering in effect, through December 1997 ($ 1 per share)         4,100          4,100

Net loss for the year                                          -----------    -----------    -----------
Balance - December 31, 1997                                      1,404,100    $    34,100    $        --

Issuance of common stock according to the private
    offering in effect, through December 1998 net of
    offering cost of $ 15,831. ($1 per share)                       26,600         10,769

Net loss for the year
                                                               -----------    -----------    -----------
Balance - December 31, 1998                                      1,430,700    $    44,869    $        --

Net loss for the year
                                                               -----------    -----------    -----------
Balance - December 31, 1999  (Audited)                           1,430,700    $    44,869    $        --

Issuance of shares of common stock in connection
   with the merger of Ingenu Incorporated and HBOA
   Com, Inc., on May 24, 2000                                    8,569,300      2,161,576
                                                               -----------    -----------    -----------
                              Sub-total                         10,000,000    $ 2,206,445    $        --

[RESTUBBED]

                                                               Deficit Accumulated
                                                                   Through the
                                                                Development Stage    TOTAL
                                                                -----------------  -----------
Issuance of common stock to founders for the period
   ended December 1996, in exchange for $30,000 in cash        $        --        $    30,000


Issuance of common stock according to the private
   offering in effect, through December 1997 ($ 1 per share)                            4,100

Net loss for the year                                              (24,278)           (24,278)
                                                               -----------        -----------
Balance - December 31, 1997                                    $   (24,278)       $     9,822



Issuance of common stock according to the private
    offering in effect, through December 1998 net of
    offering cost of $ 15,831. ($1 per share)                                          10,769


Net loss for the year                                              (14,263)           (14,263)
                                                               -----------        -----------
Balance - December 31, 1998                                    $   (38,541)       $     6,328


Net loss for the year                                               (5,818)            (5,818)
                                                               -----------        -----------
Balance - December 31, 1999  (Audited)                         $   (44,359)       $       510


Issuance of shares of common stock in connection
   with the merger of Ingenu Incorporated and HBOA
   Com, Inc., on May 24, 2000                                     (380,178)     1,781,398
                                                               -----------    -----------
                              Sub-total                        $  (424,537)   $ 1,781,908

                       See notes to financial statements.

                       MIZAR ENERGY COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM DECEMBER 11, 1996 (DATE OF INCEPTION)
                        TO SEPTEMBER 30, 2000 (Unaudited)

                                                                                                 Deficit Accumulated
                                                             Common Stock             Additional     Through the
                                                           Shares      Amount       Paid in Capital Development Stage     TOTAL
                                                         ----------   -----------    -----------     ----------------  ----------
                              Sub-total                  10,000,000   $ 2,206,445    $        --     $  (424,537)     $ 1,781,908

On June 5, 2000, 50,000 shares of common stock
   were issued to an office as signing bonus shares.         50,000        11,000                                          11,000

Additional capital paid in from shareholders                                              65,000                           65,000

Par value of common stock at $ 0.001                                   (2,207,395)     2,207,395                               --

Net loss for the nine months ended September 30, 2000                                                   (890,110)        (890,110)
                                                         ----------   -----------    -----------     -----------      -----------
Balance - September 30, 2000 (Unaudited)                 10,050,000   $    10,050    $ 2,272,395     $(1,314,647)     $   967,798
                                                         ==========   ===========    ===========     ===========      ===========

                       See notes to financial statements.

                       MIZAR ENERGY COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                         For the period from
                                                                         December 11, 1996
                                                                        (Date of inception)
                                                      For the nine             to
                                                      months ended       September 30, 2000
                                                   September 30, 2000        (Unadited)
                                                   ------------------   --------------------
Cash flows from operating activities
  Net Loss                                           $  (890,110)        $(1,314,647)

Adjustments to reconcile net loss to net cash
provided by operating activities:
  Depreciation and amortization                            7,060               8,377
  Loss on investments                                    139,255             139,255
  (Increase) decrease in loans to/from affiliates        (29,815)             (6,923)
  (Increase) decrease in deposits and advances            (7,510)             (7,980)
  (Increase) decrease in accounts receivables               (832)               (832)
   (Increase) decrease in other receivables               (7,405)             (7,080)
  (Increase) decrease in prepaid expenses                (67,993)            (67,994)
  Increase (decrease) in accounts payable                 49,596              83,788
                                                     -----------         -----------
Total adjustments                                         82,356             140,611
                                                     -----------         -----------

Net cash used by operating activities                   (807,754)         (1,174,036)
                                                     -----------         -----------

Cash flow from investing activities:

  Cash payments for the purchase of investments          (63,930)           (139,255)
  Cash payments for the purchase of property            (240,843)           (249,550)
                                                     -----------         -----------
Net cash used by investing activities                   (304,773)           (388,805)

Cash flow from financing activities:

  Proceeds from issuance of common stock               1,828,287           2,282,443
                                                     -----------         -----------
Net cash provided by financing activities              1,828,287           2,282,443
                                                     -----------         -----------

Net increase in cash and cash equivalents                715,760             719,602

Cash and cash equivalents, beginning of the period         3,842                  --
                                                     -----------         -----------
Cash and cash equivalents, end of the period         $   719,602         $   719,602


                       See notes to financial statements.

                       MIZAR ENERGY COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 2000

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

                       MIZAR ENERGY COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 2000

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

                  Amortization
                  ------------
                  Amortization of trademarks and copyrights is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles as follows:

                           Trademarks                                 15 years
                           Internet Website                            3 years

                  Advertising Costs
                  -----------------
                  Advertising and marketing costs are expensed as incurred. During the nine months ended September 30, 2000, advertising cost expenses totaled $27,354.

                       MIZAR ENERGY COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 2000

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

                  The numerator in calculating basic earnings per share is reported net loss. The denominator is based on the following weighted-average number of common shares:

                          Basic                                   5,501,358

                  Concentration of Risk
                  ---------------------
                  Financial instruments that potentially subject the Company to credit risk include cash on deposit with three financial institutions amounting to $719,602 at September 30, 2000. Each financial institution insures its depositors for up to $100,000 through the U.S. Federal Deposit Insurance Corporation.

NOTE 3           CAPITAL STOCK TRANSACTIONS

                  Common Stock
                  ------------
                  Authorized 25,000,00 shares of common stock, $0.001 par value per share. Issued and outstanding 10,050,000 shares of common stock at September 30, 2000.

                  Preferred Stock
                  ---------------
                  Authorized 10,000,000 shares of preferred stock, no par value per share. None issued as of September 30, 2000.

NOTE 4            INCOME TAXES

                  At September 30, 2000, the Company had a net operating loss carryforward for income tax purposes of approximately $1,175,392 available to offset future income taxes, expiring through 2020.

                       MIZAR ENERGY COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 2000

NOTE 5            OTHER FINANCING ARRANGEMENTS

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

                  The Company has receivables/payables from related third party companies at September 30, 2000 as follows:

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

NOTE 8            MERGER

                  On May 24, 2000 the Company approved the merger of HBOA.Com, Inc., a District of Columbia corporation, with and into HBOA.Com, Inc., a Florida corporation, (f/k/a Ingenu Incorporated), its wholly owned subsidiary. The surviving company was HBOA.Com, Inc, a Florida corporation, (f/k/a Ingenu Incorporated), and the name of the combined foundation is HBOA.Com, Inc. The combination was accounted for as a pooling of interest under which net assets of both foundations were combined at book value and neither entity recognized a gain or loss. The merger shall qualify as a transaction in securities exempt from registration or qualification under the Securities Act of 1933, as amended ("the Securities Act"), and under applicable state securities law, and the merger shall qualify as a tax-free reorganization under Section 386(a)(1)(A) of the Internal Revenue Code of 1986, as amended ("the code").

                       MIZAR ENERGY COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED SEPTEMBER 30, 2000

NOTE 8            MERGER (continued)

                  The shareholders of HBOA.Com, Inc. received 8,569,300 shares of Mizar Energy Company common stock in exchange for 100% shares of the Company. After the merger, Mizar Energy Company retained 10,000,000 shares of its common stock. The operations of HBOA.Com, Inc. have been consolidated into Mizar Energy Company.

NOTE 9            CONTINGENCIES

                  On June 8, 2000, the Company entered into an option to purchase 510 shares of Song 1, Inc. by August 15, 2000. The Company did not exercise the option for various reasons. The total amount paid at September 30, 2000 was $139,255. The Company is currently in litigation to recover this initial deposit of $139,255.

                  The ultimate outcome of this litigation is unknown at this time. While management believes that they will prevail in litigation, to be conservative the investment asset in Song 1, Inc. has been reduced by $139,255.

NOTE 10            SUBSEQUENT EVENT

                  Equity Compensation Plan
                  -------------------------
                  On October 10, 2000, the board of directors approved an Equity Compensation Plan, authorizing up to 2,700,000 shares of common stock in the form of incentive stock options, non-qualifying stock options, and restricted stock grants for its employees, board members, key personnel and consultants under certain terms and conditions set forth in the plan.

                  On the same day the board of directors approved grants of incentive stock options for 1,250,000 shares at a price of $1.50 per share. The vesting period commences after one year of service, and participants are fully vested after three years.

                  Other Financing Arrangements
                  ----------------------------
                  The Company, with the approval of the board of directors, granted the option to convert certain future expenses for shares of common stock at a price of $0.10 per share. The total amount of common stock included in the option was 900,000 shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-QSB are forward- looking. In particular, the statements herein regarding industry prospects and our future results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectation. The section entitled "Additional Factors That May Affect Future Results" describes some, but not all, of the factors that could cause these differences.

Overview

         Mizar Energy Company, a Colorado company (the "Company") was incorporated in the state of Colorado on December 11, 1996. From our inception through December 28, 1999, the Company was involved in the business of acquiring, developing and operating oil and gas properties. On December 28, 1999, the Company's founders sold 60% of the Company's issued and outstanding common stock to HBOA.Com, Inc., a District of Columbia corporation, which engaged in the sale of products and services to the owners of home based businesses through its Internet web site ("HBOA-DC"). Pursuant to this stock sale, there was a change in the Company's business and management team. The Company is now focusing on developing its web site into the premier Internet portal through which home based business owners obtain the products, services and information necessary to start, expand and profitably run their businesses.

         On May 31, 2000, HBOA-DC was merged with and into HBOA.Com, Inc., a wholly-owned subsidiary of the Company ("HBOA-FL"). In the aggregate, the HBOA-DC shareholders received 8,569,300 shares of the Company's common stock. As a result of the merger, HBOA-DC's operations were consolidated into the Company's business and the Company has 10,050,000 shares of its common stock issued and outstanding as of September 30, 2000.

         The Company's common stock was listed for trading on the OTC Bulletin Board in October 2000. At a meeting of the Company's shareholders held on November 10, 2000, the shareholders approved a proposal to reincorporate the company from Colorado to Florida and to change the company's name to HBOA Holdings, Inc. The reincorporation will be effectuated by merging the Company into HBOA Holdings, Inc., a wholly-owned Florida subsidiary of the Company. The Company expects that all of this paperwork to formalize the reincorporation and name change proposal will be processed by the Florida Secretary of State and the Colorado Secretary of State by November 14, 2000.

         Except where the context indicates otherwise, the term "Company" shall refer to Mizar Energy Company, whose name will be changed to HBOA Holdings, Inc. and HBOA-FL, a wholly- owned subsidiary of HBOA Holdings, Inc.

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

         Sales, net of returns, were $1,636 during the three month period ended September 30, 2000 and $4,191 during the nine month period ended September 30, 2000. These revenues were generated from the sale of memberships on HBOA's web site. During the almost 5 year period since incorporation of the Company on December 11, 1996, sales, net of returns, have totaled $13,292. HBOA-DC realized management fees of $11,778 during the period from its inception through September 30, 2000. As a result of the foregoing, the Company's total revenues were $25,070 for the period from inception through September 30, 2000. HBOA-DC's operations, are reflected in the Company's financial statements due to the accounting treatment of the merger as a pooling of interest.

          Costs of sales was $1,048 during the three month period ended September 30, 2000 and $1,379 during the nine month period ended September 30, 2000. During the almost 5 year period since inception of the Company, cost of sales has totaled $5,423. These increases in cost of sales are from HBOA-DC's operations, which are reflected in the Company's financial statements due to the accounting treatment of the merger as a pooling of interest.

         As a result of the forgoing, gross profit was $588 during the three month period ended September 30, 2000 and $2,812 during the nine month period ended September 30, 1999. During the almost 5 year period since incorporation of the Company, gross profit has totaled $19,647.

         Operating expenses totaled $461,827 during the three month period ended September 30, 2000 and $923,327 during the nine month period ended September 30, 2000. During the almost 5 year period since incorporation of the Company, operating expenses have totaled $1,364,699. The Company's operating expenses consist of (1) salaries, (2) consulting fees, (3) professional fees, (4) marketing and advertising expenses, (5) web site design, (6) rent, (7) other general and administrative expenses, (8) impairment of oil and gas properties,
(9) lease operating costs, (10) a loss on a purchase option and (11) depreciation and amortization. During the nine month period ended September 30, 2000, the most significant operating expenses were (1) a loss on a purchase option relating to the Company's proposed acquisition of Song 1, Inc. ($139,225), (2) salaries (equal to $110,726) and (3) other general and administrative expenses ($91,192). The increases in operating expenses are primarily from HBOA-DC's operations, which are reflected in the Company's financial statements due to the accounting treatment of the merger as a pooling of interest.

         Interest income totaled $13,283 during the three month period ended September 30, 2000 and $30,405 during the nine month period ended September 30, 2000. During the almost 5 year period since incorporation of the Company, interest income has totaled $30,405.

         As a result of the forgoing, the Company's net loss was $447,956 during the three month period ended September 30, 2000 and $890,110 during the nine month period ended September 30, 2000. During the almost 5 year period since incorporation of the Company, the Company's net loss has totaled $1,314,647.

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

         The Company is also exploring strategic relationships and joint ventures with other companies.

Liquidity and Capital Resources

         As of September 30, 2000, the Company had cash on hand of $1,051,584 compared with cash on hand of $63,812 on December 31, 1999. The Company's cash on hand increased as a result of the merger of HBOA-DC with and into the Company on May 31, 2000. The Company expects that this cash on hand will allow it to continue operations for approximately 9 months. During the next twelve months, the Company expects to make significant expenditures on developing its web site, marketing and advertising expenses and may hire additional employees.

         As of September 30, 2000, the Company's total assets were $795,508 compared with total assets of $3,842 on December 31, 1999. Total liabilities were $83,786 on September 30, 2000 compared with total liabilities of $34,190 on December 31, 1999. Working capital was $711.722 on September 30, 2000 compared with negative working capital on $30,700 on December 31, 1999. The significant increase in liquidity is primarily from HBOA-DC's operations, which are reflected in the Company's financial statements due to the accounting treatment of the merger as a pooling of interest transaction.

         Cash flows used in operating activities were $890,110 during the nine month period ended September 30, 2000. Cash flows used in investing activities were $304,773 during the nine month period ended September 30, 2000, which included a $240,843 purchase of property and $63,930 for the purchase of an investment. Cash flows from financing activities were $1,828,287 during the nine month period ended September 30, 2000, which resulted from HBOA's sale of common stock in a private offering. Again, these changes in cash flows are primarily from HBOA-DC's operations, which are reflected in the Company's financial statements due to the accounting treatment of the merger as a pooling of interest transaction.

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

The Company has a history of operating losses and expectation of future losses

         For the period from inception through September 30, 2000, the Company has a net loss of $1,314,647. The Company does not anticipate that it will earn a profit during the 2000 fiscal year. Although the Company has been developing its HBOA web site and seeking strategic alliances or acquisitions, there can be no assurances that the Company will be able to finalize any definitive agreements with any third parties. There can be no assurances that the Company's plans will ever be achieved or that any of the assumption made in its favor will prove to be correct. Even if the assumptions in the Company's business plan prove to be correct, there can be no assurance that the Company will not incur substantial operating losses. Furthermore, there can be no assurances that the combined business strategy of the Company and HBOA will enable the combined companies to achieve profitable operations in the future.

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

Need for Additional Capital

         As of September 30, 2000, the Company had cash on hand of $719,602. Management expect that the cash on hand will last approximately 9 months. In the event the Company plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, difficulties, delays or otherwise) the Company could be required to seek additional financing. There can be no assurances that any additional financing will be available to the Company and HBOA when needed, on commercially reasonable terms, or at all. Any inability to obtain additional financing when needed would have a material adverse effect on the Company and HBOA's business, financial operations and results of operations.

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

 Dilution.

         The Company's Articles of Incorporation authorizes the issuance of 25 million shares of common stock and 10 million shares of preferred stock. As of September 30, 2000, the Company had 10,050,000 shares of its common stock issued and outstanding. This issuance of any additional shares of common stock or preferred stock may result in a reduction of the book value or market price, if any of the outstanding common or preferred shares. Issuance of additional common stock and preferred stock will reduce the proportionate ownership and voting power of the then existing shareholders.

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

                  None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.           OTHER INFORMATION

                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

A.       Exhibits

         27.1 Financial Data Schedule

B.       Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2000                    MIZAR ENERGY COMPANY

                                           By /s/   Edward Saludes
                                           -----------------------
                                           Edward Saludes
                                           President and Chief Executive Officer