Form 10KSB
period 2000-12-31
HBOA HOLDINGS INC
filed 2001-04-05
CIK 1042463

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2000
                        Commission File Number 000-24977


                               HBOA HOLDINGS, INC.
                               -------------------
               (Exact Name of Registrant as Specified in Charter)

         Florida                                      65-1053546
         -------                              ---------------------------
(State or other jurisdiction of               (I.R.S. Employer ID. Number)
incorporation or organization)

5200 NW 33rd Avenue, Suite 215
Ft. Lauderdale, FL                                      33309
---------------------------------------           ----------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (954) 938-8010
                                                     --------------

         Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act:
                     Common Stock, par value $.001 per share
                                   (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past ninety (90) days. Yes   X      No
                              --------    --------
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ___

         Issuer's revenues for the most recent fiscal year were $3,980.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3,565,926 on March 29, 2000 based upon the latest published average bid price at the close of the market on March 29, 2000, the most recently available bid date for the Registrant's common stock.

         The approximate number of shares outstanding of the Registrant's common stock on March 29, 2001 was 21,625,000.

         DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                              ------  -------

                                     PART I

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Annual Report on Form 10-KSB for HBOA Holdings, Inc. (the "Company," "we," or "us") constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act. Such statements include, but are not limited to statements about (a) our ability to
(i) generate revenues under our agreements with Firefigher.com, 121, Inc. and LexSys Software Corp and Healthcare Financial Enterprises, (ii) to locate and enter into definitive agreements with other customers and (iii) to obtain new members for our web sites, (b) anticipated trends in the application service provider industry and (c) our ability to raise capital to support our operating activities during the upcoming fiscal year. These statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such for-ward-looking statements. Some of these risks and uncertainties are defined in "Plan of Operations - Risk Factors" on page 12 of this Form 10-KSB.

         We caution our readers that these forward-looking statements speak only as of the date hereof. We hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any changes in events, conditions or circumstances on which such statement is based.

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW
--------

         HBOA Holdings, Inc. a Florida Corporation ("HBOA", "we" or "us") is the parent company of HBOA.com, Inc., a Florida Corporation and Aerisys, Inc., a Florida corporation. The HBOA division and the Aerisys division differ in that the HBOA division targets a consumer level, or "B2C" market, while the Aerisys division targets a corporate, or "B2B" market. The HBOA division provides an online community with business tools and fee-based services for small and home-based businesses. The Aerisys division offers ASP services in the form of branded, private communities hosted for private schools, large corporations, affinity groups, network marketing firms and healthcare service firms. Two separate web sites are used since the target markets are so different, which can be found at http://www.hboa.com and http://www.aerisys.com.

HBOA Division - Online Community
--------------------------------

Products and Services

         This online, interactive business tool is located at http://www.hboa.com for small and home- based business owners. The site includes online email, calendar, contact manager, polling, chat, discussion and file sharing, but also offers members a growing list of products and services for their needs. These products and services are highly applicable to a typical small business, and whenever possible are available to our members at a discount from the market price. Further, the site includes a variety of important reference material to help business owners plan, start, maintain, and grow a small firm.

         Members pay a low monthly fee, which varies at times between $9.95 and $14.95 per month depending on market penetration. For this fee, members receive the aforementioned business tools, access to all reference material, access to health benefit providers, travel, shipping help and similar services. Members also receive a home-business publication, an online newsletter, and access to excellent discount services like severely discounted long-distance and internet access services. Members that take advantage of the low-cost, long-distance services can also enjoy low-cost toll free number for their own customers, and may save hundreds of dollars per year on this alone.

Strategic Partnerships

         We have entered into affiliate and co-branding agreements with a wide variety of nationally recognized companies to provide the aforementioned services and discounted products. In fact, we consider our goal of continuous expansion of these products and services to be an integral element of our service to our members, and therefore our success with this division. A partial list of companies with whose products and services are now available to our members include:


    o    Amazon.com                        o    Home Business Journal
    o    United Parcel Service             o    MedPerks
    o    NextOffice.com                    o    Airborne Express
    o    U.S. Merchant Services            o    Federal Express
    o    Quest Communications              o    Business Filings, Inc.

         We are engaged on a daily basis in efforts to expand our line of services and discounted products for our members, as well as in our application features. We feel it is an integral part of the service we provide our members and their satisfaction with the HBOA.com product.

         While there are some competitors that provide similar online tools for communities, we feel we have a unique and more complete package of business tools, products and services for small and home-based businesses.

Product Development and Maturity - HBOA.com

         This "B2C" division has been a large part of the focus of our resources in the early stages of our company. This is illustrated by the original site launch date of July 20, 2000, the launch of a newly designed site on October 2, 2000, and then several smaller, less significant releases since that time. Some of the changes we've made to the HBOA.com site include:

            o     Adding more features in the business tools
            o     Making the site easier to navigate

            o     Adding more products and services for our members
            o     Creating a more appealing color and graphics scheme
            o     Changing the original offering of annual service to monthly, quarterly or annual fees with credit card collection.
            o     Movement of some company information to the www.aerisys.com site.

         There are no significant changes planned to the HBOA.com site until the next revision of our business toolset in Summer 2001.

Sales and Marketing for HBOA; Customers

         Presently, print advertisements, email and online campaigns are used to attract more HBOA.com members. We expect to see a steady increase in membership from the current number of just under 2,000 to over 5,000 members. As of January 20, 2001, we had 1,805 members. Our sales and marketing staff is highly focused on the more involved products and services offered with the Aerisys division.

Competition

         The market for Internet-related services is extremely competitive. We anticipate that competition will continue to intensify as the use of the Internet grows. The tremendous growth and potential market size of the Internet market have attracted many start-ups as well as extensions of existing of existing businesses from different industries. In the market for Internet-enabled application software and network solutions, we compete on the basis of performance, price, software functionality and overall network design. While our competition comes from many industry segments, we believe that no single segment provides the integrated, single-source solution that we provide.

         Our current and potential competitors include application service providers and companies focused on the application hosting business such as Aristasoft, Breakaway Solutions, Corio, FutureLink, Interpath, NavisSite and Telecomputing; web hosting companies such as Cocentric, Digex and Exodus; Internet Service Providers, such as MCI WorldCom, PSINet and Vario; telecommunications companies, such as AT&T, GTE and Qwest; and systems integrators, such as Andersen Consulting, EDS, IBM and KPMG. While we believe that our network of proprietary EDCs together with our level of service, support and targeted business focus distinguish us from these competitors, some of these competitors have significantly greater market presence, brand recognition, and financial, technical and personnel resources that we do, and have extensive east-to- coast Internet networks.

         We compete with national, regional and local commercial systems integrators who bundle their services with software and hardware providers and perform a facilities management outsourcing role for the customers. These competitors generally have greater name recognition or more extensive experience than we do. Andersen Consulting, EDS and PricewaterhouseCoopers, among others, provide professional consulting services in the use and integration of software applications in single-project client engagements. Large system integrators may establish strategic relationships with software vendors to offer services similar to our HBOA offerings.

         We compete with hardware and software companies in providing packaged application solutions as well as network infrastructure. In order to build market share, both hardware and software providers may establish strategic relationships to enhance their service offerings. IBM currently provides applications outsourcing for its Lotus Notes products and other non-IBM software applications. J.D. Edwards & Company, a developer of enterprise resource planning software, is offering its software in an outsourced model. Oracle is offering Oracle Business Online, a hosted enterprise resource planning application software solution. We believe that additional hardware and software providers, potentially including our strategic partners, may enter the outsourcing market in the future.

         It is possible that new competitors or alliances may emerge and gain market share. Such competitors could materially affect our ability to obtain new contracts. Further, competitive pressure could require use to reduce the price of our products and services thus affecting our business, financial condition and results of operations.


ASP BUSINESS - AERISYS.DIVISION

Products and Services

         Aerisys was formed on December 28, 2000 because many customers and prospective customers of HBOA indicated that branded, private communities were ideal for large corporations, affinity groups and private schools. There are several distinct products and services offered by the Aerisys Division to provide the needed products and services to these clients. The list of products and services offered by Aerisys includes:

                     o Application hosting of our proprietary, unique program for online calendar, email, contact management, discussion, chat, news and polling. This application differs from other online community system in a variety of ways, but mainly in that its proprietary architecture is reflective of the multilevel, tiered organization of our clients.
                     o Branding services for our proprietary solution for our clients so that our profile is invisible to the "members" of the community (who pay our fee.) It is standard that the clients of Aerisys choose a branded, hosted, private community for their group.
                     o All products and services listed on the previous page to include discounted products and services for members.
                     o Customization services for the branded, proprietary solution to accommodate changes that may be unique for a client.
                     o Strategic alliance services to negotiate with new product or service vendors to supplement our existing offerings. This is desirable at times due to the specific client needs.
                     o Training and implementation services that correspond with the product line.
                     o Business planning services for some of our clients that are in a start-up mode.

Product Development and Maturity - Aerisys, Inc.

         This "B2B" division now receives a large percentage of our development, sales and marketing resources. We are about to release our second version of our proprietary application, which adds more features, better architecture and more scalability for our large clients. We will continue to add features and functionality based client relationships and market advances.

Product Target Markets - Aerisys, Inc.

         Our Aerisys branded communities can easily be marketed to many types of companies and large groups. Any company or affinity group that has a widespread group of people that need to collaborate with is a candidate for our solution.

         However, our focus for marketing and sales will primarily be on 3 to 4 marketplaces, namely network marketing firms, affinity groups, healthcare service providers, and private schools. This will allow us to stay highly focused and yet have a diverse sales pipeline.

Sales and Marketing for Aerisys, Inc.

         Our Aerisys branded communities can easily be marketed to many types of companies and large groups. Any company or affinity group that has a widespread group of people with whom they collaborate is a candidate for Aerisys solutions. Presently, our sales and marketing activities include tradeshows, personal presentations, telemarketing and targeted, direct mailing. We also receive some Aerisys leads from personal referrals.

Customers

         As of March 15, 2001, we have signed contracts with two customers to create privately branded communities: Firefigher.com and 121 TV, Inc. Firefigher.com provides a unique, specific portal for the 2 million man firefighter community. 121.TV is a new network marketing firm that uses multi-level sales distribution methods. The products revolve around the newest advancements in home electronics - interactive television. For 121.TV, our branded community is a part of a mandatory fee for the distributors. This is particularly exciting for us, since the group at 121.TV expects to expand their sales force dramatically in the next few months.

         We also signed an agreement with Healthcare Financial Enterprises to provide a privately branded version of our HBOA products and services to AllHealth member institutions and their employees. While we still intend to provide services to AllHealth members at a later date in time, this agreement and our agreement with LexSys Software Corp. has been superseded by a new agreement between LexSys Software Corp. and HBOA Holdings, Inc. These agreements have been to amended to provide for the formation of a limited liability company which will provide a procedure authorization routing interface system ("PARIS") which will connect hospital to insurance providers. The members of the limited liability company are LexSys Software Corp., Healthcare Financial and us. We expect to receive 25% of all profits and losses generated from the limited liability company.

Competition

         We face competition from a number of small business sites currently on the web or in various states of development. Additionally, various association sites have been formed which generally promote such things as books/tapes, speaking engagements or selling business opportunities. We differentiate ourselves in our completeness as a "single source" vertically integrated portal for home based

Governmental Regulation and Legal Uncertainties

         We are not currently subject to direct federal, state, or local regulation, and laws or regulations applicable to access to or commerce on the Internet, other than regulations applicable to businesses generally. Due to the increasing popularity and use of the Internet and other online services, however, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, "indecent" materials, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use, which in turn could decrease the demand for our products and services or increase the cost of doing business or in some other manner have a material adverse effect on our business, results of operations, and financial condition. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity, and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. We do not believe that such regulations, which were adopted prior to the advent of the Internet, govern the operations of our business nor have any claims been filed by any state implying that we are subject to such legislation. There can be no assurance, however, that a state will not attempt to impose these regulations upon us in the future or that such imposition will not have a material adverse effect on our business, results of operations, and financial condition.

         Several states have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on our business, results of operations, and financial condition. In addition, because our services are accessible worldwide, and we facilitate the sales of goods to users worldwide, other jurisdictions may claim that we are required to qualify to do business as a foreign corporation in a particular state or foreign country. We are qualified to do business in Florida, and failure by us to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject us to taxes and penalties for the failure to quality and could result in our inability to enforce contracts in such jurisdictions. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, results of operations, and financial condition.

Corporate History

         We were incorporated under Colorado law on December 11, 1996 under the name of Mizar Energy Company. During our first three years of operations, we engaged in the development, production and sale of oil and gas leases. On December 28, 1999, Philip Davis and John Lee, our founders and principal shareholders, sold 60% of our issued and outstanding common stock to our predecessor, HBOA.Com, Inc., a District of Columbia corporation. On May 31, 2000, we merged HBOA-DC into a wholly owned subsidiary of ours.

         Since December 28, 1999, our business has been primarily focused on HBOA's Internet operations. HBOA-DC was engaged in the sale of products and services to the owners of home based businesses at its Internet portal located at http//www.hboa.com. In June 2000, we began to develop our ASP business. On November 10, 2000, our shareholders approved our proposal to change our name from Mizar Energy Company to HBOA Holdings, Inc. and change our state of incorporation from Colorado to Florida.

Employees

         As of March 27, 2001, we have 5 full-time employees, two of whom are in management, one in sales, one is in our technology department and one in our administrative department.

ITEM 2.           DESCRIPTION OF PROPERTY

         As of April 1, 2001, we will be utilizing approximately 600 square feet of office space at 5200 NW 33rd Avenue, Suite 215, Ft. Lauderdale, Florida. This office space is provided to HBOA on a rent-free basis by Dundas Systems, Inc., a company which is owned by Gary Verdier. Dundas Systems leases the office space from an unrelated third party.

         We believes these facilities are in substantial compliance with environmental laws and regulations, and adequately covered by insurance. We also believe that the leased facility is not unique, and could be replaced, if necessary, at the end of the term of the existing lease.


ITEM 3.           LEGAL PROCEEDINGS

         We are involved in general litigation matters which are incidental to the conduct of our business. We do not believe that any of these proceedings, either individually or in the aggregate, will have a material adverse effect on us.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted during the fourth quarter of the calendar year covered by this report.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         Our common stock began trading on the OTC Bulletin Board on October 5, 2000 under the symbol "MIZR." In November 2000, we changed our symbol to "HBOA." Prior to our listing on the OTC Bulletin Board in October 2000, our stock did not trade publicly. The following are high and low bid quotations on the OTC Bulletin Board for the quarterly periods shown, which we obtained from Nasdaq Data Products, Historical Data Service. Such prices represent quotes or prices between dealers in securities and do not include retail markups, markdown, or commission and may not necessarily represent actual transactions.

                                High                       Low
Period                          Bid*                       Bid*
------                          ------                     ---
Oct. 5- Dec. 31,2000            $.94                       $.75

         * These numbers have been adjusted to reflect our 2-for-1 stock split, effective as of February 19, 2001.

Forward Stock Split and Holders

         We effectuated a 2-for-1 forward-stock split on February 19, 2001. As of March 29, 2000, we had 21,625,000 shares of our common stock issued and outstanding and approximately 92 holders of records of its common stock. These numbers do not include an indeterminate number of shareholders whose shares may be held by brokers in street name.

Sales of Unregistered Securities

         Between November 10-30, 2000, we issued an aggregate of 790,000 shares of our common stock to three consultants for services rendered and to be rendered to us. We also issued 700,000 warrants to one consultant at exercise prices ranging from $1.50 to $2.00 per share. We issued securities to these consultants in reliance upon Section 4(2) of the Securities Act, because the consultants were knowledgeable, sophisticated and had access to comprehensive information about us. The shares were issued without legends, because they were registered on a registration statement on Form S-8.

         On December 14, 2001, Edward Saludes exercised an option to acquire 75,000 shares of our common stock at an exercise price of $1.50 per share. We issued these Shares to Mr. Saludes in reliance upon Section 4(2) of the Securities Act, because he was knowledgeable, sophisticated and had access to comprehensive information about us. The shares were issued without legends, because they were registered on a registration statement on Form S-8. In February 2000, in connection with his resignation, Mr. Saludes returned 52,500 shares that he had acquired upon exercise.

Dividend Policy

         We have never paid cash dividends on its common stock. Payment of dividends will be within the sole discretion of our Board of Directors and will depend, among other factors, upon earnings, capital requirements and our operating and financial condition. At the present time, our anticipated financial capital requirements are such that we intend to follow a policy of retaining earnings in order to finance the development of its business.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION

Overview

         We were incorporated in the state of Colorado on December 11, 1996. From our inception through December 28, 1999, we were involved in the business of acquiring, developing and operating oil and gas properties. On December 28, 1999, Philip Davis and John Lee, our founders and principal shareholders, sold 60% of our issued and outstanding common stock to HBOA.Com, Inc., a District of Columbia corporation ("HBOA-DC"). Pursuant to this stock sale, there was a change in our business and management team. We began to focus on HBOA's business, which was related to the sale of products and services to the owners of home based businesses through its Internet web site

         On May 31, 2000, HBOA-DC was merged with and into our wholly owned subsidiary, HBOA.Com, Inc., a Florida corporation ("HBOA-FL"). In June 2000, we began to develop our ASP business, in addition to HBOA's web site. On November 10, 2000, our shareholders approved our proposal to change our name from Mizar Energy Company to HBOA Holdings, Inc. and to change our state of incorporation from Colorado to Florida.

         The merger of HBOA-DC into our company in May 2000 was treated as a capital transaction and a recapitalization of HBOA-DC. Our financial statements became those of HBOA-DC, with adjustments to reflect the changes in equity structure. As a result of this accounting treatment, our historical financial statements from the previous periods have been restated to include the operations of HBOA-DC. Prior to the merger, our revenues and expenses were nominal. The majority of the changes in our results of operations, liquidity and capital resources are due to the merger of HBOA-DC with and into HBOA-FL on May 31, 2000 and the accounting treatment of the merger.

Results of Operations

         Sales, net of returns, were $3,980 for the twelve month period ended December 31, 2000 and $8,542 during the twelve month period ended December 31, 1999. These revenues were generated from the sale of memberships on HBOA's web site. Revenues decreased in fiscal 2000 because we did not place as much emphasis on marketing sales of HBOA memberships to new customers and placed emphasis on developing our Aerisys division. During the 4 year period since our incorporation, sales, net of returns, have totaled $13,081. HBOA-DC realized management fees of $11,778 during the period from its inception through December 31, 2000. As a result of the foregoing, our total revenues were $24,859 for the period from inception through December 31, 2000.

          Costs of sales was $3,513 during the twelve month period ended December 31, 2000 and $3,570 during the twelve month period ended December 31, 2000. During the 4 year period since our inception, cost of sales has totaled $7,557.

         Gross profit was $467 during the twelve month period ended December 31, 2000 and $16,750 during the twelve month period ended December 31, 1999. Gross profit was higher in fiscal 1999 because HBOA received a $11,788 management fee in that year During the 4 year period since our incorporation, gross profit has totaled $17,302.

         Operating expenses totaled $2,643,434 during the twelve month period ended December 31, 2000 and $344,671 during the twelve month period ended December 31,1999. During the 4 year period since our incorporation, operating expenses have totaled $3,040,447. Our operating expenses consist of (1) salaries, (2) consulting fees, (3) professional fees, (4) marketing and advertising expenses, (5) web site design, (6) rent, (7) other general and administrative expenses, (8) impairment of oil and gas properties, (9) lease operating costs, (10) a loss on a purchase option and (11) depreciation and amortization. During the twelve month period ended December 31, 2000, the most significant operating expenses were (1) a loss on a purchase option relating to the Company's proposed acquisition of Song 1, Inc. ($139,225), (2) consulting fees (equal to $1,559,515) and (3) other general and administrative expenses ($203,541).

         Interest income totaled $37,708 during the twelve month period ended December 31 2000 and $0 during the twelve month period ended December 31, 1999. During the 4 year period since our incorporation, interest income has totaled $37,708.

         As a result of the foregoing, our net loss was $2,605,259 during the twelve month period ended December 31, 2000 and $327,921 during the twelve month period ended December 31,1999. During the 4 year period since our incorporation, our net loss has totaled $2,985,437.

Liquidity and Capital Resources

         As of December 31, 2000, we had cash on hand of $333,361. In fiscal 2000 and 1999, we financed our working capital requirements from cash that we had on hand. In March throught May 2000, we raised approximately $2 million in a private offering. We believe that our current cash reserves will allow us to continue to meet our expected operating expenses for at least that the next 5 months. We believe that our future working capital requirements will be satisfied from net income, future borrowings and/or sales of additional securities. No additional funding for any of these purposes has been committed to date. At the present time, we do not plan on making any new purchases of plant or equipment or hiring any additional employees during the next 12 month period.

         During fiscal 2000, we spent $1,300,619 in operating activities, which consisted primarily of $1,349,770 in compensation expenses charged to our earning resulting from the issuance of stock, stock options and warrants to our consultants, which was offset by an increase in accounts receivable and other receivables. During the period from our incorporation through December 31, 2000, we used $1,618,917 in operating activities.

         During fiscal 2000, we used $232,199 in investing activities. This consisted of $159,677 for the purchase of investments and $72,522 for the purchase of property. During the period from our incorporation through December 31, 2000, we used $258,222 in investing activities.

         During fiscal 2000, we received $1,816,772 from the sale of common stock. During the period from our incorporation through December 31, 2000, we have raised $2,076,062 from the sale of our common stock.

Plan of Operations

         We are presently focused on further product development for our proprietary application software products for the Aerisys division. This development has been ongoing and is anticipated for first release in April, 2001, with two revisions set for release in June and July of 2001. The features of this product will be unique and proprietary, allowing Aerisys to generate revenues by (1) selling ASP services to large organizations and (2) providing consulting services regarding these implementation of these services. We intend to charge our clients a monthly fee for the ASP services. As of March 15, 2001, we have commenced work on 3 projects. Our contracts with Firefigher.com and 121.Tv are in active development. We expect to begin generating revenues in July 2000. However, there can be no assurances that these agreements will ever generate revenues or that revenues will begin in July 2000.

         Our HBOA Division intends to generate revenues by (1) the sale of products and services from our Internet web site, (2) advertising revenues and
(3) fees to be a member of the HBOA web site. We will facilitate electronic commerce by directing users who ask a shopping question to electronic commerce merchants, some of who will compensate us for the referral. During fiscal 2000, we generated nominal revenues from the sale of memberships to our HBOA web site.

Year 2000 Readiness

         We have not incurred any material costs nor experienced any operational problems as a result of Year 2000 issues.

Risk Factors

         In evaluating our business, the following risk factors should be considered:

Our business is difficult to evaluate because we have a limited and varied operating history

         We were incorporated under Colorado law on December 11, 1996 under the name of Mizar Energy Company. During our first three years of operations, we were engaged in the development, production and sale of oil and gas leases. On December 28, 1999, an affiliate of HBOA acquired a 60% ownership interest in Mizar and on May 31, 2000 merged its operations into a wholly owned subsidiary of Mizar. Since December 28, 1999, we have been primarily focused on HBOA's Internet operations. In June 2000, we began focusing on the application service provider business. In November 2000, we reincorporated in Florida and changed our name to HBOA Holdings, Inc.

         Accordingly we have a varied and limited operating history upon which an evaluation of its prospects and future performance can be made. Such prospects must be made in light of the risk, expenses and difficulty frequently encountered by early stage companies in new and rapidly evolving markets. These risks include our ability to:

          -  identify customers who will use our ASP services,
          -  attract a larger audience to our online network,
          - increase awareness of our HBOA ASP services and our HBOA web site,
          - strengthen user-loyalty for our ASP services and our HBOA web site,
          - offer compelling content on our HBOA web site and attract a large number of advertisers from a variety of industries,
          - maintain our current, and develop new, strategic relationships for our ASP business and our web site,
          -  respond effectively to competitive pressures,
          -  continue to develop and upgrade our technology and
          -  attract, retain and motivate qualified personnel.
          -  identify customers who will use our ASP

         We also depend on the growing use of the Internet for advertising, commerce and communications, and on general economic conditions. We cannot assure you that our business strategy will be successful or that we will successfully address these risks.

We have a history of operating losses, a going concern qualification and expect to incur future losses

         We have a net loss of $2,985,437 for the period from inception December 31, 1996 through December 31, 2000. The footnotes to our financial statements for the twelve months ended December 31,2000 include an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern, which may make it more difficult for us to raise additional capital. We do not anticipate that we will earn a profit, during the 2001 fiscal year, due, in part to start up costs associated with developing our ASP business and the further development of our HBOA web site. Furthermore, there can be no assurances that HBOA's business strategy will enable us to achieve profitable operations in the future. Accordingly, an investment in HBOA is a high-risk speculative investment suitable only for persons having no need for liquidity in their investment and who have adequate financial resources to withstand the total loss of their investment. Our success depends on the acceptance and increased use of Internet-based business software solutions and we cannot be sure that this will happen.

Our historical results may not be indicative of our future performance

         Our historical results of operations are not useful as a basis for predicting future operating results. The merger on May 31, 2000 of HBOA.Com, Inc., a District of Columbia corporation with and into our wholly owned subsidiary, HBOA.Com, Inc., a Florida corporation, was accounted for as a capital transaction and recapitalization of HBOA-DC. As a result of this accounting treatment of the merger, our historical financial statements from prior periods have been restated to include the operations of HBOA-DC. Prior to the merger, our revenues and expenses were nominal. The majority of the changes in our results of operations, liquidity and capital resources are due to the merger of HBOA-DC with and into us on May 31, 2000 and the accounting treatment of the merger.

We face risks related to intellectual property rights.

         Our success depends on its internally developed technologies and other intellectual property. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use its intellectual property or trade secrets without authorization. In addition, it is possible that others may independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer.

         In the future, we may have to resort to litigation to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. This type of litigation, regardless of its outcome, could result in substantial costs and diversion of management and technical resources.

         We may receive in the future notices of claims of infringement of other parties' proprietary rights. Infringement or other claims could be made against us in the future. Any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms or at all. If a successful claim of product infringement were made against us, it could have a material adverse effect on our business.

Our success depends on the acceptance and increased use of Internet-based business software solutions and we cannot be sure that this will happen

         Our business model depends on the adoption of Internet-based business software solutions by commercial users. Our business could suffer dramatically if Internet-based solutions are not accepted or perceived to be effective. The market for Internet services, private network solutions and widely distributed Internet-enabled packaged application software has only recently begun to develop and is nor evolving rapidly.

         The growth of Internet-based business software solutions could also be limited by:

         -   concerns over transactionsecurity and user privacy;
         -   inadequate network infrastructure for the entire Internet; and
         -   inconsistent performance of the Internet.

         We cannot be certain that this market will continue to grow or to grow at the rate we anticipated.

The growth in demand for outsourced business software applications is highly uncertain

         Growth in demand for and acceptance of our ASP services is highly uncertain. We believe that many of our potential customers are not fully aware of the benefits of outsourced solutions. It is possible that these solutions may never achieve market acceptance. If the market for our ASP services does not grow or grows more slowly than we currently anticipate, our business, financial condition and operating results would be materially adversely affected.

Our business strategy may not effectively address our market and we may never realize a return on the resources we have invested to execute our strategy

     We have made substantial investments to pursue our We have made substantial investments to pursue our strategy. These investments include:

         -   allying with particular software providers;
         -   expanding our work force;
         -   investing to develop unique service offerings; and
         -   developing implementation resources around specific applications.

These investments may not be successful. More cost effective strategies may be available to compete in this market. We may have chosen to focus on the wrong application areas or to work with the wrong partners. Potential customers may not value the specific product features in which we have invested. There is no assurance that our strategy will prove successful.

Our methods of generating revenue are relatively new and largely untested

         Our Aerisys Division intends to generate revenues by (1) selling ASP services to large organizations and (2) providing consulting services regarding the implementation of these services. We intend to charge our clients a monthly fee for the ASP services. Although we have signed agreements with four customers, we have not realized any revenues on these contracts.. As such, we can not be certain that we will generate any revenues in this new business area.

         Our HBOA Division intends to generate revenues by (1) the sale of products and services from our Internet web site, (2) advertising revenues and
(3) fees to be a member of the HBOA web site. We will facilitate electronic commerce by directing users who ask a shopping question to electronic commerce merchants, some of who will compensate us for the referral. During fiscal 2000,we generated nominal revenues from the sale of memberships to our HBOA web site.

     A portion of our revenues for the foreseeable future are expected to be derived from the facilitation of electronic commerce transactions. The market for Internet products and services has only recently begun to develop and is rapidly changing. Therefore, the success of our business depends upon the adoption of the Internet as a medium for commerce for a broad base of customers. If this market fails to develop or develops more slowly than expected, or if electronic commerce services do not achieve market acceptance, our business may suffer.

Our Liability for Information Retrieved from the Web

         Because users of our web site may distribute our content to others, third parties might sue us for defamation, negligence, copyright or trademark infringement, personal injury or other matters. These types of claims have been brought, sometimes successfully, against online services in the past. Others could also sue us for the content that is accessible from our web site through links to other web sites or through content and materials that may be posed by members in chat rooms or bulletin boards. We also intend to offer e-mail services, which may subject us to potential risks, such as liabilities or claims resulting from unsolicited e-mail (spamming), lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service.

         Also, we enter into agreements with commerce partners and sponsors that entitle us to receive a share of any revenue from the purchase of goods and services through direct links from our web sites to their web sites. Such arrangements may subject us to additional claims, including potential liabilities to consumers of such products and services, because we provide access to such products or services, even if we do not provide such products or services ourselves. While our agreements with these parties often provide that we will be indemnified against such liabilities, such indemnification, if available, may not be adequate. Our insurance may not adequately protect us against these types of claims.

E-Commerce and Potential Product Liability

         We offer online intranet products that include services and products offered by other suppliers. This strategy involves numerous risks and uncertainties. Consumers may sue us if any of the products we sell are defective, fail to perform properly or injure the user. Our agreements with manufacturers typically will contain provisions intended to limit our exposure to liability claims. These limitations, however, may not prevent all potential claims. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our reputation and our business.

Reliability of Web Site and Technology; Risk of Capacity Constraints

     The performance, reliability and availability of our web site, systems and network infrastructure will be critical to our business and our ability to promote our business. Our web site is hosted by a server owned and operated by a third party, limiting the extent to which we will have control over, or the ability to cure, technical problems, which may arise. Any systems problems that result in the unavailability of our web site or interruption of information or access of information to members through the web site would diminish its effectiveness as a means of promoting our business.

         If the volume of traffic on our web site is greater than anticipated, we will be required to expand and upgrade its web site and related infrastructure. Although we intend that our systems will be designed for scalability, the can be no assurance that the systems will be fully scalable. Any inability to add additional software and hardware to accommodate increased usage may cause unanticipated systems disruptions and degradation in levels of service to customers. There can be no assurance that we will be able to effectively upgrade and expand our web site in a timely manner or to integrate smoothly any newly developed or purchased technology with its existing systems. Any inability to do so would have a material adverse effect on our business, prospects, financial condition and results of operations.

Need for Additional Capital

         Our capital requirements have been and will continue to be significant due to, among other things, additional web site development requirements, advertising, and an increase in personnel. Management expects that its existing cash on hand of $333,361 as of December 31, 2000 will last for 5 months.

Dependence on Key Personnel

         We will be dependent upon the services of its executive officers, principal employees and consultants (particularly Gary Verdier, William Shope, Martin Torsey and Bonnie Novella,) for management of HBOA and implementation of our business strategy. The loss of services of Mr. Verdier, Mr. Shope, Mr. Torsey or Ms. Novella, could have a material adverse effect on our business operations, financial conditions and results of operations. If our operations expand, we will be dependent upon its ability to attract and retain additional qualified employees and consultants. There can be no assurances that the demands placed on our personnel by the growth of our business and the need for close monitoring of its operations and financial performance through appropriate and reliable administrative and accounting procedures and controls will be met, or that we will manage its growth successfully; the failure to do so could have a material adverse effect on our business, financial condition and results of operations. There is significant competition for qualified personnel, and there can be no assurances that we will be successful in recruiting, retaining or training the management personnel it requires.

Management of Growth

         During 2001, we expect to have significant growth (principally as a result of our new ASP services and other product introductions) and this growth will require us to make significant additions in personnel and increase working capital requirements. Such growth will result in new and increased responsibilities for management personnel and has placed and continues to place a significant strain upon our management, operating and financial systems and other resources. There cannot be any assurances that we will be able to attract or retain sufficient personnel to continue the planned expansion of our operations. Also crucial to our success in managing growth will be our ability to achieve economies of scale, such as enhanced purchasing power, the ability to purchase a higher percentage of products on credit and the ability to obtain products, which we might not otherwise be able to obtain. There can be no assurance that we will be able to achieve such economies of scale and the failure to do so could have a material adverse effect on our financial condition and results of operations. Although we have experienced significant sales growth, such growth may not be indicative of future sales growth.

         To manage the expansion of our operations, we must continuously evaluate the adequacy of our management structure and our existing systems and procedures, including, without limitation, our data processing, financial and internal control systems. There can be no assurance that management will adequately anticipate all of the changing demands that growth could impose on our systems, procedures, and structure. In addition, we will be required to react to changes in our industry, and there can be no assurance that we will be able to do so successfully or at all. Any failure to adequately anticipate and respond to such changing demand may have a material adverse effect on our business, financial condition and results of operations.

The markets we serve are highly competitive and many of our competitors have much greater resources

ASP Services

         Our current and potential competitors, including Application Service Providers and companies focused on the application hosting business, Web hosting companies, enterprise applications vendors telecommunications companies and systems integrators. Our strategic partners and suppliers could also become competitors either directly or through strategic relationships with some of our other competitors. These relationships may take the form of strategic investments or marketing or other contractual arrangements.

         Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. We cannot be sure that we will have the resources or expertise to compete successfully in the future. Our competitors may be able to (1) more quickly develop and expand their network infrastructure and service offerings; (2) better adopt to new or emerging technologies and changing customer needs; (3) negotiate more favorable licensing agreements with software application vendors;
(4) devote greater resources to the marketing and sale of their products and (5) adopt more aggressive pricing polices.

     Some of our competitors may also be able to provide customers with additional benefits at lower overall costs. We cannot be sure that we will be able to match cost reductions by our competitors. In addition, we believe that there is likely to be consolidation in our markets. Consolidation could increase price competition and other competitive forces in ways that materially adversely affect our business, results of operations and financial condition. Finally, there are substantial barriers to entry, and we have no patented technology that would bar competitors from our market.


HBOA Membership Community

         The number of web sites competing for the attention and spending of members, users and advertisers has increased and we expect it to continue to increase. Our primary competition at the present time is various associations' sites, which generally have been formed to promote such things as books/tapes, speaking engagements or selling business opportunities. These include the American Association of Home Based Businesses, American Home Business Association, Frank Tarkenton Small Business Network, Home Business Institute and the Home Office Association of America. None of the existing sites have the level of content anticipated to be provided by HBOA. Additionally, we face competition from a number of small businesses sites currently on the web or in various states of development. New entrants to this market include Staples, Office Depot and Onvia further validating the marketplace.

         While many of these competitors have significantly greater financial, technical and marketing resources than HBOA, none focuses on the home business owner. HBOA offers a "single source" vertically integrated portal for home based businesses which gives it a distinct competitive advantage. We believe providing a user friendly technically rich and product/service complete site will attract and retain home business owners. We always face the risk, however, that competitors will introduce better services and resources. This could also affect our ability to keep existing customers or acquire new customers and could result in lower net revenue and/or profits.

Security Risks

         A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our Internet operations. We may be required to expend significant capital and resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Consumer concern over Internet security has been, and could continue to be, a barrier to commercial activities requiring consumers to send their credit card information over the Internet. Computer viruses, break-ins, or other security problems could lead to misappropriation of proprietary information and interruptions, delays, or cessation in service to HBOA's customers. Moreover, until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet as a merchandising medium.

Governmental Regulation and Legal Uncertainties

     We are not currently subject to direct federal, state, or local regulation, and laws or regulations applicable to access to or commerce on the Internet, other than regulations applicable to businesses generally. Due to the increasing popularity and use of the Internet and other online services, however, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, "indecent" materials, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use, which in turn could decrease the demand for HBOA's products and services or increase the cost of doing business or in some other manner have a material adverse effect on HBOA's business, results of operations, and financial condition. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity, and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. HBOA does not believe that such regulations, which were adopted prior to the advent of the Internet, govern the operations of HBOA's business nor have any claims been filed by any state implying that HBOA is subject to such legislation. There can be no assurance, however, that a state will not attempt to impose these regulations upon HBOA in the future or that such imposition will not have a material adverse effect on HBOA's business, results of operations, and financial condition.

         Several states have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace that could reduce demand for the services of HBOA of increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on HBOA's business, results of operations, and financial condition. In addition, because HBOA's services are accessible worldwide, and HBOA facilitates sales of goods to users worldwide, other jurisdictions may claim that HBOA is required to qualify to do business as a foreign corporation in a particular state or foreign country. HBOA is qualified to do business in Florida, and failure by HBOA to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject HBOA to taxes and penalties for the failure to quality and could result in the inability of HBOA to enforce contracts in such jurisdictions. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to HBOA's business, could have a material adverse effect on HBOA's business, results of operations, and financial condition.

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


Rapid Technological Change

         The markets in which HBOA competes is characterized by frequent new product introductions, rapidly changing technology, and the emergence of new industry standards. The rapid development of new technologies increases the risk that current or new competitors will develop products or services that reduce the competitiveness and are superior to HBOA's products and services. HBOA's future success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion new products and services and enhancements to its existing products and services that meet changing customer requirements and emerging industry standards. The development of new, technologically advanced products and services is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There is a potential for product development delay due to the need to comply with new or modified standards. There can be no assurance that HBOA will be able to identify, develop, market, support, or manage the transition to new or enhanced products or services successfully or on a timely basis, that new products or services will be responsible to technological changes or will gain market acceptance, or that HBOA will be able to respond effectively to announcements by competitors, technological changes, or emerging industry standards. HBOA's business, results of operations, and financial condition would be materially and adversely affected if HBOA were to be unsuccessful, or to incur significant delays in developing and introducing new products, services, or enhancements.

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

Control by our officers and directors could adversely affect our stockholders

         Our officers and directors own in the aggregate approximately 58.7% of our outstanding common stock. As a result, these persons acting together, will have the ability to control substantially all matters submitted to our shareholders for approval and to control our management and affairs. Accordingly, this concentration of ownership may have the affect of delaying, deferring or preventing a change in control of us, impeding a merger consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially adversely affect the market price of the common stock.

Additional Shares Eligible for Future Sale

     HBOA's Articles of Incorporation authorize the issuance of up to 25 million shares of Common Stock and 10 million shares of preferred stock. As of March 29, 2001, we had 21,625,000 shares of our common stock issued and outstanding. The issuance of additional shares of HBOA's common stock or preferred stock is solely within the discretion of HBOA's Board of Directors. The issuance of a substantial number of additional shares of common stock in connection with the further development of HBOA's business and such additional issuances may result in dilution to the purchasers in this Offering.

No Dividends

         We anticipate that, following the completion of this Offering and for the foreseeable future, earnings, if any, will be retained for the development of its business and will not be distributed to shareholders as cash dividends. The declaration and payment of cash dividends, if any, at some future time will depend upon our results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or senior securities and any other factors deemed relevant by HBOA's Board of Directors. The declaration and payment of cash dividends, if at all, by HBOA will be at the discretion of the Board of Directors.

 Investment Risks

         No representation can be made regarding the future operations or profitability or the amount of any future revenues, income or loss of HBOA. The success of HBOA will be subject to many factors beyond the control of HBOA, such as general economic conditions, competition, and general conditions in the home based business market. Prospective investors should be aware that they could lose their entire investment in HBOA. Even if HBOA is successful in its operations, there can be no assurance that investors will receive any cash dividend or derive a profit or benefit from their investment. A significant amount of the financial risk of HBOA will be borne by the investors who purchase Shares in this Offering.

Absence of Public Market; Restrictions on Transferability

         Our shares presently trade on the OTC Bulletin Board. Securities trading on the OTC Bulletin Board generally attract a smaller number of market makers and a less active public market and may be subject to significant volatility. Factors such as our ability to (i) generate revenues from our existing contracts and locate new customers, (ii) to raise additional capital and(iii) other risk factors listed in this Form 10-KSB could have a material effect on the price of our common stock.

ITEM 7.           FINANCIAL STATEMENTS

Independent Auditors' Report                                  F-2
Balance Sheets                                                F-3  - F-4
Statement of Operations                                       F-5
Statement of Changes in Shareholders' Equity                  F-6  - F-10
Statements of Cash Flows                                      F-11 - F-12
Notes to Financial Statements                                 F-13

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS

Officers, Directors and Significant Employees

         HBOA's directors, executive officers and significant employees, together with their ages and a brief description of their professional backgrounds, are as follows:

         Name                    Age       Position With HBOA

         Gary Verdier            56        Chairman of the Board
         Harvey Judkowitz        56        Chief Financial Officer and Director
         Carl Wolf               53        Director*
         Marion Wolf             52        Director*
         Robert Fivian           63        Director
         William Shope           53        Vice President of Operations
         Bonnie Novella          35        Managing Director of Sales
         Martin P. Torsey        48        Chief Technology Officer

------------------
* Marion Wolf and Carl Wolf share one seat on HBOA's Board of Directors.


         Gary Verdier served as the President, Vice President, Secretary, Treasurer and Director of the Company from December 28, 1999 until August 2000. In February 2001, Mr. Verdier agreed to serve as our Chairman and President. For the past eight years, Mr. Verdier has been the President of Dundas Systems, Inc. Dundas Systems is a ten million-dollar a year business opportunity company with a strong and consistent record of profitability. Mr. Verdier has conducted thousands of seminars to home based business owners throughout the United States and Dundas Systems has successfully marketed a home based concept to thousands of American workers. Mr. Verdier has a unique insight to the home based business market, as well as the needs of the individual operating a home based business. The significant growth of Internet users combined with Mr. Verdier's understanding of the products and services home based business owners need to compete in today's business environment provided the catalyst for the creation of the Company.

     Harvey Judkowitz has served as our Director and Chief Financial Officer since August 2000. Mr. Judkowitz comes to HBOA with over 25 years of experience in executive management, financial management, and accounting, including several CEO and CFO positions with publicly traded companies. He was CEO of Designers International Corp., a public company, from 1982 to 1985; CEO of Utilicore Corporation, a public company, from 1998 through June 30, 1999, and President of NetWebOnLine.Com, Inc. Mr. Judkowitz has also held positions with private companies. He has served as the Treasurer of FT Industries (Claires' Stores) from 1980-1982, the Executive Vice President of JR Industries, Inc. from 1985-1988 and the Chief Financial Officer of New Millennium Communications Corp. from 1998-1999 and the CFO of Capital International. Mr. Judkowitz brings extensive breadth and experience in SEC compliance, auditing, financial management, and Internal Revenue Service compliance to the HBOA management team. Mr. Judkowitz is a member of the public companies division of the AICPA and, as such, is qualified to perform audits of public companies. He holds a BBA degree from Pace University and is a certified public accountant in Florida and New York.

     Carl T. Wolf has served as a director of HBOA since August 2000. Mr. Wolf was the Chairman/CEO of Alpine Lace Brands, Inc. Mr. Wolf founded Alpine Lace in 1983 and built it into the second most recognized cheese brand in the United States. Alpine Lace became a public company in 1986, and in 1997 the Company was sold to Land O'Lakes. Mr. Wolf was also Chairman/CEO of MCT Dairies, which was sold to Land O'Lakes in the Alpine Lace transaction. Mr. Wolf is currently a Director of Media Bay, formerly known as the Audio Book Club. Media Bay is one of the fastest growing sites on the Internet. Mr. Wolf received his MBA from the University of Pittsburgh, and his BA in Economics from Rutgers University where he was a Henry Rutgers Scholar and a Woodrow Wilson Nominee.

     Marion F. Wolf has served as a director of Mizar from August 2000 through the present date. Ms. Wolf shares her board seat with her husband, Carl T. Wolf. Ms. Wolf is an adjunct Professor at Rutgers University where she developed classes in Entrepreneurship, small business management and new ventures. Previously she was co-founder of Alpine Lace Brands and served on its Board of Directors from 1990-1997. Ms. Wolf is currently serving on two not-for-profit boards, which are assisting the visually impaired and academically challenged adult students. In addition, she is a consulting partner in a firm that specializes in providing integrated marketing solutions for companies seeking an Internet presence. She received her BS Degree from The College of New Jersey and her MS Degree from CW Post College at Long Island University.

     Robert C. Fivian has served as a director since August 2000 through the present date. Mr. Fivian has served as the Managing Director of Rosenthal Collins Fox Asset Management Group ("RCFAMG"), Prior to joining RCFAMG, Mr. Fivian served as President of LIT Asset Management and Vice Chairman of LIT America, Inc., a member firm of the New York Stock Exchange and all principal US stock and futures exchanges. Mr. Fivian has been in the commodities, futures and stock brokerage business for the past 34 years. Mr. Fivian was Chairman and Chief Executive Officer of Phoenix Futures Inc. and Phoenix Asset Management, Inc. from 1985 to 1990. Mr. Fivian was President and Chief Executive Officer at Heinold Commodities, Inc. and Executive Vice President of Heinold Asset Management, Inc. for 10 years. He was associated with Bache & Co., Inc. for 17 years holding various positions including account executive, floor manager at the Chicago Board of Trade, manager of the Chicago Midwest Commodity Department and First Vice-President of the firm.

         Mr. Fivian has held memberships on most of the major US commodity exchanges and has served on numerous committees of the Chicago exchanges. He is a past governor of the International Monetary Market and a former director of the Futures Industry Association. He is currently a member of the Chicago Board of Trade and the Chicago Mercantile Exchange. Mr. Fivian graduated from the University of Wisconsin with a degree in Economics and Finance.

         William Shope has served as our vice president of operations from August 2000 through the present date. He joins HBOA with over 25 years of broad management experience in operations, sales and marketing. Mr. Shope recently came from American Cyber Systems, a developer and re-seller of Internet kiosks where he served as president and CEO. Prior to that, he was the vice president and general manager of a national business opportunity company and was instrumental in the start-up and subsequent expansion of that company to one of the largest distributors of its kind in the U.S. His professional experience includes vice president of marketing for a specialized computer manufacturing firm, director of stores for a European retail store chain, retail operations manager of 90+ stores for a young men's retail store chain. He holds a BS degree in psychology mathematics from Tulane University.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors and persons who own more than ten percent of a registered class of a company's equity securities to file initial reports of beneficial ownership and to report changes in ownership of those securities with the Securities and Exchange Commission and the National Association of Securities Dealers. There are also required to furnish the Company with copies of all
Section 16(a) forms they file. Except for Mr. Saludes filing a Form 4 in February 2000 which should have been filed in the preceding month, to the Company's knowledge, based solely on a review of the copies of Forms 3,4 and 5 furnished to the Company or written representations that no other transactions were required, the Company has determined that the pertinent officers, directors and principal shareholders have complied with all applicable Section 16(a) requirements during fiscal 2000.

ITEM 10.          EXECUTIVE COMPENSATION

         The Summary Compensation Table sets forth compensation paid by the Company to:

         -Edward Saludes, our Chief Executive Officer from August 2000 through February 2001;
         -Gary Verdier, our Chief Executive Officer from
          December 28, 1999 through August 2000;
         -Philip J. Davis, our Chief Executive Director from May 1996 through
          December 28, 1999.

No other principal executive officer received a total annual salary and bonus from the Company which exceeded $100,000.

                         Annual Compensation       Long Term Compensation
                         -------------------       ----------------------
Name of Individual                             Restricted Stock   Number of

and Principal Position      Year      Salary      Awards       Options/SARS
------------------------    ----      ------      ------       ------------

Edward A. Saludes           2000    $ 67,500    $100,000(2)     950,000(3)
Chief Executive             1999          --          --             --
Officer and President(1)    1998          --          --             --

Gary Verdier                2000          --          --             --
Chief Executive             1999          --          --             --
Officer and President(4)    1998          --          --             --

Philip J. Davis             2000          --          --             --
President                   1999          --          --             --
                            1998          --          --             --

(1) Mr. Saludes served as our Chief Executive Officer and President from August 2000 through February 2001.

(2) As part of his signing bonus, Mr. Saludes received 50,000 shares of our common stock in June 12, 2000. The average of HBOA's bid and ask price on December 31, 2001 was $2.00 per share. When Mr. Saludes resigned in Feb. 2001, he gave these 50,000 signing bonus shares back to HBOA.

(3) Represents grants of stock options to Mr. Saludes under HBOA's Equity Compensation Plan. As of December 31, 2000, 75,000 options had vested and the exercise price was $1.50 per share. When Mr. Saludes resigned from HBOA in February 2001, all of these options were returned to HBOA or forfeited (except 22,500 options which were exercised).

(4) Mr. Verdier served as our Chief Executive Officer and President from December 28, 1999 through August 2000. In February 2001, Mr. Verdier agreed to serve as our Chief Executive Officer.

(5) Mr. Davis served as our Chief Executive Officer and President from May 1996 through December 28, 1999.

Option Grants in Fiscal 2000

         The following table sets forth information concerning options granted to Edward A. Saludes, our Chief Executive Officer and President during fiscal 2000.

                               % of Total Options

          Number of Securities Granted to Employees     Exercise   Expiration
           Underlying Options    in Fiscal 2000         Price      Date
           ------------------    --------------         --------   -----

Edward A
Saludes           150,000            12%                $1.50      6/12/05
                  800,000            64%                $1.50     10/09/10


When Mr. Saludes resigned from HBOA in February 2001, he forfeited the 875,000 options that had not vested. He also returned 52,500 shares that he had acquired upon the exercise of a vested option.

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

         The following table sets forth information as to the exercise of stock options and warrants during the fiscal year ended March 31, 2000 by our officers listed in our Summary Compensation Table and the fiscal year-end value of unexercised options and warrants.




----------------------------------

                                             Number of
                                             Securities            Value of
                                             Underlying            Unexercised
                                             Unexercised           In-the-Money
                                             Options at            at Fiscal
                                             Fiscal Year End       Year End
                                             -----------------------------------

                     Acquired         Value       Exercisable/   Exercisable/
Name of Individual   Upon Exercise    Realized(1)  Unexercisable  Unexercisable
--------------------------------------------------------------------------------

Edward Saludes        75,000          $11,250       0/875,000     0/$439,500(2)




(1) Value is based on the difference between the market price of HBOA's common stock on December 14, 2000, the date on which the option was exercised ($1.625) and the option exercise price ($1.50) times the number of options exercised (75,000).


(2) Value is based on the difference between the market price of HBOA's common stock on December 31, 2000($2.00) and the option exercise price ($1.50) times the number of outstanding options (875,000).



     When Mr. Saludes resigned from HBOA in February 2001, he returned 52,500 shares that he had acquired upon the exercise of his vested option.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth certain information concerning our common stock beneficially owned by (i) each director of HBOA, (ii) all officers and directors of HBOA as a group and (iii) each holder known by HBOA to be a beneficial owner of more than 5% of the outstanding shares of Common Stock, as of the date of this Confidential Private Offering Memorandum. On March 29, 2001 we had approximately 21,625,000 shares of our common stock issued and outstanding. An asterisk indicates beneficial ownership of less than 1% of HBOA's outstanding common stock. Each of the shareholders listed below has sole voting and investment power over the shares beneficially owned and the address of each beneficial owners is c/o HBOA, 2400 E. Commercial Blvd, Suite 221, Ft. Lauderdale, FL 33308.

 Name of                              Number of
Beneficial Owner                       Shares              Percent
----------------                       ------              -------

Gary Verdier                         12,231,600(1)          56.6%
Carl Wolf                               800,000(2)           3.6%
Harvey Judkowitz                              0(3)             *
William Shope                                 0(4)             *
Robert Fivian                            50,000                *
Marion Wolf                             800,000(5)           3.6%
All Officers and Directors
as a group (6 persons)               13,081,600(6)          58.9%
                                     ----------             -----





(1) Includes 432,444 shares held by Dundas Systems, Inc. a corporation controlled by Mr. Verdier.

(2) Includes 200,000 shares held jointly with his wife, Marion Wolf and warrants to acquire 600,000 shares of our common stock at exercise prices ranging from $.75 to $1.25 per share.

(3) Excludes options to acquire 80,000 shares of our common stock at an exercise price of $1.50 per share. As of March 29, 2001, no options have vested.

(4) Excludes options to acquire 200,000 shares of our common stock at an exercise price of $1.50 per share. As of March 29, 2001, no options have vested.

(5) Includes 200,000 shares held jointly with her husband, Carl Wolf and warrants held by her husband to purchase 600,000 shares of our common stock. Ms. Wolf disclaims beneficial ownership of any shares held by her husband.

(6) The 800,000 shares held by Marion Wolf and Carl Wolf referred to in footnote 2 and 5 are only counted once in order to avoid a misleading total.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Except for the following, the Company has not engaged in any transactions with management or others in which the amount involved exceeded $60,000.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

         3.1 Articles of Incorporation (filed as an Exhibit to the Company's Definitive Proxy Statement filed with the SEC on October 24. 2000 and incorporated herein by this reference)

         3.2 Bylaws (filed as an Exhibit to the Company's Definitive Proxy Statement filed with the SEC on October 24, 2000 and incorporated herein by this reference)

         10.1 HBOA Holdings, Inc. - Year 2000 Equity Compensation Plan (filed as Exhibit 10.1 to the Company's Post Effective Amendment No. 1 to its Registration Statement on Form S-8 filed with the SEC on December 21, 2000 and incorporated herein by this reference)

         10.2 HBOA Holdings, Inc. - Non Qualified Stock Option Plan (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-8 filed with the SEC on December 14, 2000 and incorporated herein by this reference)

         10.3 Acquisition Agreement between the Company and HBOA.Com, Inc. dated November 17, 1999 (filed as an Exhibit to the Company's Report on Form 8-K dated December 28, 1999 and incorporated herein by this reference).

         10.4 Amendment to Acquisition Agreement between the Company and HBOA.Com, Inc. dated December 28, 1999 (filed as an Exhibit to the Company Report on Form 8-K dated December 28, 1999 and incorporated herein by this reference).

         21.1     List of Subsidiaries

         23.1     Accountant's Consent

B.       Reports on Form 8-K

         We filed a Report on Form 8-K dated November 15, 2000 reporting information contained in Item 5 - Other Events. In this Report on Form 8-K, we reported on the voting results at our shareholder meeting held on November 10, 2000, including a proposal to reincorporate the company in Florida and change our name to HBOA Holdings, Inc., the approval of our Year 2000 Equity Compensation Plan and election of our directors.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31 day of March, 2001.

                                         HBOA HOLDINGS, INC.


                                         /s/ Gary Verdier
                                         ----------------
                                         Gary Verdier
                                         Chairman and Chief Executive Officer



         In accordance with the Exchange Act, this Report on Form 10-KSB has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.


Signature                     Title                                Date
---------                     -----                                ----

/s/ Gary Verdier              Chairman and Chief Executive      March 31, 2001
----------------              Officer


/s/ Harvey Judkowitz          Chief Financial Officer           March 31, 2000
--------------------          and Director


/s/ Robert Fivian             Director                          March 31, 2001
-----------------


/s/ Marion Wolf               Director                          March 31, 2001
---------------

/s/ Carl Wolf                 Director                          March 31, 2001
-------------

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                               (FORMERLY KNOWN AS
                              MIZAR ENERGY COMPANY)
                           (DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000, and 1999

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                               (FORMERLY KNOWN AS
                              MIZAR ENERGY COMPANY)
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000, AND 1999











                                TABLE OF CONTENTS

                                                                   Page No.

Independent Auditors' Report                                       F-2

Consolidated Balance Sheets                                        F-3

Consolidated Statements of Operations                              F-5

Consolidated Statements of Changes in Stockholders' Equity         F-6

Consolidated Statements of Cash Flows                              F-11

Notes to Consolidated Financial Statements                         F-13

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors
HBOA Holdings, Inc. and Subsidiaries
Formerly known as Mizar Energy Company
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of HBOA Holdings, Inc. and Subsidiaries (a development stage company) as of December 31, 2000, and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HBOA Holdings, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of its operations, and its cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has no established source of revenue, and recurring losses from operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SEWELL AND COMPANY, PA

/s/ Sewell And Company, P.A
----------------------------

Hollywood, Florida

February 2, 2001, except for Note 13, which is dated February 22, 2001

               HBOA HOLDINGS, INC. AND SUBSIDIARIES
                        (FORMERLY KNOWN AS
                      MIZAR ENERGY COMPANY)
                  (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 2000 AND 1999

                              Assets

                                           2000              1999
                                         --------          --------
Current assets
  Cash                                   $333,361          $  3,332
  Accounts receivable                         440
  Other receivables                        33,750
  Prepaid expenses                         35,048
                                         --------          --------
Total current assets                      402,599             3,332

Property and Equipment, net                71,320             5,290

Intangible assets, net                    155,031             2,102

Other assets
  Deposits                                  7,980               470
  Due from related party                    6,923                --
                                         --------          --------
                                           14,903               470
                                         --------          --------

                                         $643,853          $ 11,194
                                         ========          ========


                       See notes to financial statements.

               HBOA HOLDINGS, INC. AND SUBSIDIARIES
                        (FORMERLY KNOWN AS
                      MIZAR ENERGY COMPANY)
                  (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 2000 AND 1999

               Liabilities and Shareholders' Equity


                                                         2000          1999
                                                     -----------    -----------
Current liabilities
  Accounts payable                                   $    33,951    $    34,190
  Accrued salaries                                        29,077             --
  Payroll taxes                                            1,907             --
  Due to related parties                                      --         22,892
                                                     -----------    -----------
Total current liabilities                                 64,935         57,082


Shareholders' equity
Common stock, $0.0005  par value, 25,000,000
    shares authorized; 21,625,000 and 8,569,300
    shares issued                                         10,812          4,285
Additional paid in capital                             3,529,513        330,005
Deficit accumulation during the development stage     (2,948,907)      (380,178)
                                                     -----------    -----------
                                                         591,418        (45,888)
Less: Treasury stock, 50,000 shares at cost              (12,500)
                                                     -----------    -----------
                                                         578,918        (45,888)
                                                     -----------    -----------
                                                     $   643,853    $    11,194
                                                     ===========    ===========








                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                               (FORMERLY KNOWN AS
                              MIZAR ENERGY COMPANY)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  FOR THE PERIOD FROM
                                                                                     JULY 7, 1998
                                                                                  (DATE OF INCEPTION)
                                                      YEAR ENDED DECEMBER 31,             TO
                                                     2000             1999         DECEMBER 31, 2000
                                                 -----------       -----------     -----------------
Income
  Sales net of returns                           $     3,980       $     8,542       $    13,081
  Management fees                                                       11,778            11,778
  Cost of sales                                       (3,513)           (3,570)           (7,557)
                                                 -----------       -----------       -----------

Gross profit                                             467            16,750            17,302

Expenses
  Salaries                                           384,943            95,331           491,814
  Consulting                                       1,559,515            73,716         1,641,082
  Professional fees                                  164,524            27,665           194,114
  Marketing and advertising                           44,391            26,189            82,722
  Loss web site design                                24,128            25,189            49,317
  Rent                                                90,539             4,034            97,382
  Other general and administrative expenses          203,541            91,592           310,846
  Loss on purchase option (Note 12)                  139,255                --           139,255
  Depreciation and amortization                       32,598               955            33,915
                                                 -----------       -----------       -----------
                                                   2,643,434           344,671         3,040,447
Other income
  Interest income                                     37,708                --            37,708
                                                 -----------       -----------       -----------
Net loss                                         $(2,605,259)      $  (327,921)      $(2,985,437)
                                                 ===========       ===========       ===========
Earnings per share
   Net loss per common share                     $     (0.14)      $     (0.02)      $     (0.16)
                                                 -----------       -----------       -----------









                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                    (FORMERLY KNOWN AS MIZAR ENERGY COMPANY)
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
        PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 2000

                                                                                 DEFICIT ACCUMULATED
                                               COMMON STOCK           PAID IN        THROUGH THE       TREASURY STOCK
                                          SHARES         AMOUNT       CAPITAL     DEVELOPMENT STAGE   SHARES     AMOUNT    TOTAL
                                        --------------------------------------------------------------------------------------------
Issuance of common stock for
   cash on July 7, 1998                 6,426,975       $ 75,000      $   --       $     --              --      $   --   $  75,000

Net loss December 31, 1998                                                          (52,257)                                (52,257)
                                        -------------------------------------------------------------------------------------------
Balance December 31, 1998               6,426,975         75,000          --        (52,257)                                 22,743

Issuance of common stock for cash       2,142,325         25,000                                                             25,000

Merge of Home Based Business Owner
   Association of America, Inc. and
   HBOA. Com, Inc.                                           990                                                                990

Issuance of common stock for cash
   on April 20, 1999                        8,569         10,000                                                             10,000

Issuance of common stock for cash
   on April 22, 1999                        1,714          2,000                                                              2,000

Issuance of common stock for cash
   on April 30, 1999                           86            100                                                                100
                                        -------------------------------------------------------------------------------------------
                    Sub-total           8,579,669       $113,090       $  --       $(52,257)               --    $    --  $  60,833

                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                    (FORMERLY KNOWN AS MIZAR ENERGY COMPANY)
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
        PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 2000

                                                                                 DEFICIT ACCUMULATED
                                               COMMON STOCK           PAID IN        THROUGH TH         TREASURY STOCK
                                          SHARES         AMOUNT       CAPITAL     DEVELOPMENT STAGE   SHARES     AMOUNT    TOTAL
                                        --------------------------------------------------------------------------------------------
                    Sub-total           8,579,669       $ 113,090     $   --       $ (52,257)               --   $  --    $ 60,833
Issuance of common stock for cash
   on May 11, 1999                          2,571           3,000                                                            3,000

Issuance of common stock for cash
   on May 28, 1999                          1,285           1,500                                                            1,500

Issuance of common stock for cash
   on June 7, 1999                          2,828           3,300                                                            3,300

Issuance of common stock for cash
   on July 12, 1999                           428             500                                                              500

Issuance of common stock in exchange
   for services per contract on
   December 31, 1999                          857           1,000         --                                                 1,000

Issuance of common stock in exchange
   for loan payable to a related
   party on December 31, 1999             181,584         211,900         --                                               211,900

Contribution of shares from principal
shareholders                             (199,922)                                                                              --
                                        -------------------------------------------------------------------------------------------
                    Sub-total           8,569,300       $ 334,290     $   --       $ (52,257)               --   $  --    $282,033


                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                    (FORMERLY KNOWN AS MIZAR ENERGY COMPANY)
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
        PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 2000

                                                                                 DEFICIT ACCUMULATED
                                               COMMON STOCK           PAID IN        THROUGH THE       TREASURY STOCK
                                          SHARES         AMOUNT       CAPITAL     DEVELOPMENT STAGE   SHARES     AMOUNT    TOTAL
                                        --------------------------------------------------------------------------------------------
                    Sub-total           8,569,300      $  334,290     $   --       $  (52,257)            --    $   --   $  282,033

Net loss December 31, 1999                                                           (327,921)                             (327,921)
                                        -------------------------------------------------------------------------------------------
Balance December 31, 1999               8,569,300      $  334,290     $   --       $ (380,178)            --    $   --   $  (45,888)

Issuance of common stock according
   to the private offering dated
   February 7, 2000 net of
   offering expenses                    1,730,998       1,810,872                                                         1,810,872

Issuance of common stock in
   exchange for loan payable to
   a related party on June 30, 2000         9,640          11,249                                                            11,249

Prorated return of capital to
   common shareholders based on
   dividends                                               (6,936)                                                           (6,936)

Issuance of common stock in
   exchange for services per
   contract on June 30, 2000                5,313           6,200                                                             6,200

Issuance of common stock for
   cash, on June 30, 2000                   5,056           5,900                                                             5,900

                                        --------------------------------------------------------------------------------------------

                    Sub-total          10,320,307      $2,161,575     $   --       $ (380,178)             --   $  --    $1,781,397


                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                    (FORMERLY KNOWN AS MIZAR ENERGY COMPANY)
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
        PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 2000


                                                                                 DEFICIT ACCUMULATED
                                               COMMON STOCK           PAID IN        THROUGH THE       TREASURY STOCK
                                          SHARES         AMOUNT       CAPITAL     DEVELOPMENT STAGE   SHARES     AMOUNT    TOTAL
                                        --------------------------------------------------------------------------------------------
                    Sub-total           10,320,307    $ 2,161,575    $       --   $ (380,178)             --   $    --   $1,781,397

Contribution of shares from
   principal shareholders               (1,751,007)                                                                              --

Acquisition of assets of Mizar
   Energy on May 31, 2000                1,430,700            510                                                               510

Additional capital paid in from
   shareholders                                                          65,000                                              65,000

Recapitalization  on May 31, 2000                      (2,152,085)    2,152,085                                                  --

On November 28, 2000, shares of
   common stock were issued to a
   consultant in exchange for
   consulting services                     440,000            440       687,060                                             687,500

On November 20, 2000, shares of
   common stock were issued to
   consultants in  exchange for
   consulting services                     350,000            350       568,400                                             568,750


                                        --------------------------------------------------------------------------------------------

                    Sub-total           10,790,000    $    10,790    $3,472,545   $ (380,178)              --  $   --    $3,103,157



                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                    (FORMERLY KNOWN AS MIZAR ENERGY COMPANY)
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
        PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 2000


                                                                               DEFICIT ACCUMULATED
                                               COMMON STOCK         PAID IN        THROUGH THE       TREASURY STOCK
                                          SHARES         AMOUNT     CAPITAL     DEVELOPMENT STAGE   SHARES     AMOUNT      TOTAL
                                        --------------------------------------------------------------------------------------------
                    Sub-total           10,790,000    $ 10,790     $ 3,472,545  $  (380,178)           --   $      --  $ 3,103,157

On December 11, 2000, shares of
   common stock were issued in
   exchange for options granted
   to an officer.                           22,500          22          33,728                                              33,750

Compensation for consulting
   services in exchange of
   stock options and warrants                                           23,240                                              23,240

Stock reacquired on December 7, 2000
  totaling 50,000 shares at cost                                                                  (50,000)    (12,500)     (12,500)

Stock split 2:1                         10,812,500

Net loss December 31, 2000                                                       (2,568,729)                            (2,568,729)
                                        --------------------------------------------------------------------------------------------
                                        21,625,000    $ 10,812     $ 3,529,513  $(2,948,907)      (50,000)  $ (12,500) $   578,918
                                        ============================================================================================


                       See notes to financial statements.

            HBOA HOLDINGS, INC. AND SUBSIDIARIES
                     (FORMERLY KNOWN AS
                    MIZAR ENERGY COMPANY)
                (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            FOR THE PERIOD FROM
                                                                                               JULY 7, 1998
                                                                                            (DATE OF INCEPTION)
                                                                                                   TO
                                                             2000              1999          DECEMBER 31, 2000
                                                          -----------       -----------      -----------------
Cash flows from operating activities
  Net Loss                                                $(2,568,729)      $  (327,921)      $(2,948,907)
                                                          -----------       -----------       -----------

Adjustments to reconcile net loss to net cash
provided by operating activities:
  Depreciation and amortization                                32,598               955            33,915
  Compensation in exchange for stock, options
    and warrants                                            1,349,770         1,349,770
  (Increase) decrease in loans                                 (6,923)           19,280            (6,923)
  (Increase) decrease in deposits and advances                 (7,510)            1,500            (7,980)
  (Increase) decrease in accounts receivables                    (440)             (440)
  (Increase) decrease in other receivables                    (33,750)          (33,750)
  (Increase) decrease in prepaid expenses                     (35,048)          (35,048)
  Increase (decrease) in accounts payable
    and accrued expenses                                       28,836            37,515            66,976
  Increase (decrease) in other payables                       (22,892)
                                                          -----------       -----------       -----------
  Total adjustments                                         1,268,111            59,250         1,329,990
                                                          -----------       -----------       -----------

Net cash used by operating activities                      (1,300,619)         (268,671)       (1,618,917)
                                                          -----------       -----------       -----------

Cash flow from investing activities:
  Cash payments for the purchase of investments              (159,677)          (75,000)         (179,219)
  Cash payments for the purchase of property                  (72,522)            5,389           (79,001)
                                                          -----------       -----------       -----------

Net cash used by investing activities                        (232,199)          (69,611)         (258,220)
                                                          -----------       -----------       -----------

Cash flow from financing activities:
  Return of capital                                            (6,936)            6,936
  Treasury stock reacquired                                   (12,500)          (12,500)
  Proceeds from additional paid in capital                     65,000            75,000           140,000
  Proceeds from issuance of common stock                    1,816,772           259,290         2,076,062
                                                          -----------       -----------       -----------
Net cash provided by financing activities                   1,862,336           334,290         2,210,498
                                                          -----------       -----------       -----------

Net increase (decrease) in cash and cash equivalents          329,519            (3,992)          333,361

Cash and cash equivalents, beginning of the period              3,842             7,324                --
                                                          -----------       -----------       -----------

Cash and cash equivalents, end of the period              $   333,361       $     3,332       $   333,361
                                                          ===========       ===========       ===========

                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                               (FORMERLY KNOWN AS
                              MIZAR ENERGY COMPANY)
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



Supplemental disclosure, 2000, of non-cash financing activities:
----------------------------------------------------------------

On May 31, 2000, the Company acquired HBOA.Com, Inc. through Ingenu Incorporated, its wholly owned subsidiary. The acquisition of HBOA.Com, Inc. by the Company has been treated as an acquisition of the Company by HBOA.Com, Inc., and a recapitalization of HBOA.Com, Inc. A total of 1,430,700 shares were issued with the transaction (See Note 10).

On November 20, 2000, the Company issued 350,000 shares of common stock in exchange for consulting services. The value of $1.625 per share was the market price on the date of the grant. Accordingly, consultant expenses of $568,750 were charged to operations.

On November 28, 2000, the Company issued 440,000 shares of common stock in exchange for consulting services. The value of $1.5625 per share was the market price on the date of the grant. Accordingly, consultant expenses of $687,500 were charged to operations.

Supplemental disclosure, 1999, of non-cash financing activities:
----------------------------------------------------------------

On December 31, 1999, 857 shares of common stock valued at $1.00 per share were issued in exchange for services.









                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                               (FORMERLY KNOWN AS
                              MIZAR ENERGY COMPANY)
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 1            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description
--------------------
HBOA Holdings, Inc. (the Company), formerly known as Mizar Energy Company, was incorporated in the state of Colorado on December 11, 1996. On May 31, 2000, the Company acquired 100% of HBOA.Com, Inc. through a newly formed subsidiary whose name was changed to HBOA.Com, Inc. in a transaction accounted for as a recapitalization of HBOA.Com, Inc. (See Note 11). The Company is focusing on development of a premier Internet portal through which home based business owners, as well as commercial private label businesses, obtain the products, services, and information necessary to start, expand and profitably run their businesses. On December 28, 2000, the Company formed a new subsidiary, Aerisys, Inc., a Florida Corporation, to handle all commercial private business.

The Company is considered to be in the development stage and the accompanying financials represent those of a development stage company.

Principles of Consolidation
---------------------------
The consolidated financial statements of the Company include those accounts of HBOA Holdings, Inc., a development stage company, and its wholly owned subsidiaries, HBOA.Com, Inc. and Aerisys, Inc. All significant intercompany transactions and balances have been eliminated in the consolidation.

Cash and Cash Equivalents
-------------------------
For purposes of the statement of cash flows, the Company treats all short-term investments with maturities of three months or less to be cash equivalents.

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

Reclassification
----------------
Certain reclassifications were made to the 1999 financial statements in order for the presentation to conform to the 2000 financial statement presentation.

Revenue Recognition
-------------------
Revenues of HBOA.Com, Inc. are recognized at the time the services are rendered to customers. Services are rendered when the Company's representatives receive the customers' requests and complete the customers' orders.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                               (FORMERLY KNOWN AS
                              MIZAR ENERGY COMPANY)
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 1            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment
---------------------
Property and equipment are stated at cost. Depreciation of depreciable assets is computed using the straight-line method of depreciation over the estimated useful lives of the assets. The estimated useful life is 5-10 years.

Software Development Costs
---------------------------
In accordance with EITF Issue No. 00.2, the Company accounts for its Internet website design in accordance with Statement of Position No. 98-1 ACCOUNTING FOR THE COST OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNET USE. (SOP 98-1).

SOP 98-1 requires the expensing of all costs of both the preliminary project stage, and the training and application maintenance stage, and the capitalization of all internal or external direct costs incurred during the application development stage.

Amortization
------------
Amortization of trademarks and Internet web site is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles as follows:

         Trademarks              15 years
         Internet Website         3 years

Long Lived Assets
-----------------
The Company continually evaluates the carrying value of property and equipment, goodwill and other intangible assets to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations, and future cash flows are not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified.

No reduction for impairment of long-lived assets was necessary at December 31, 2000.

Advertising Costs
-----------------
Advertising and marketing costs are expensed as incurred. During the years ended December 31, 2000 and 1999, advertising cost expenses totaled $44,391 and $26,189, respectively.

Stock Options
-------------
The Company elected to account for stock options issued to employees in accordance with ACCOUNTING PRINCIPLES BOARD OPINION NO. 25 (APB Opinion No. 25) and related interpretations, and accounts for stock options issued to non-employees in accordance with SFAS 123.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                               (FORMERLY KNOWN AS
                              MIZAR ENERGY COMPANY)
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 1            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

Concentration of Risk
---------------------
Financial instruments that potentially subject the Company to credit risk include cash on deposit with one financial institution amounting to $333,361 at December 31, 2000. Financial institutions insure depositors for up to $100,000 through the U.S. Federal Deposit Insurance Corporation. The Company had cash deposits in excess of federally insured limits of approximately $233,361.

Basic Earnings (Loss) per Share
-------------------------------
Basic earnings (loss) per share for each year is computed by dividing income
(loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

Basic weighted average number of shares outstanding is as follows:

                                                         2000         1999
                                                       --------     --------

                  Basic weighted average number
                      of shares outstanding           18,585,980   16,762,752

In connection with the stock option, 2,540,000 shares of common stock are not included in the diluted earnings per share because the effect is antidilutive (See Note 8).


NOTE 2            PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                       2000             1999
                                                     ---------      ----------

              Furniture and fixtures                 $   40,431     $   5,900
              Computer equipment & software              40,615           581
                                                     ----------     ---------

                                                         81,046         6,481
              Less:  accumulated depreciation            (9,726)        (1,191)
                                                     ----------     ----------

                                                     $   71,320     $    5,290
                                                     ==========     ==========


Depreciation expense for the years ended December 31, 2000 and 1999 was $8,535, and $829, respectively.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                               (FORMERLY KNOWN AS
                              MIZAR ENERGY COMPANY)
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 3            INTANGIBLE ASSETS

Intangible assets are summarized by major classification as follows:

                                                       2000            1999
                                                    ---------       ---------

              Trademarks                            $   7,273       $   2,228
              Web design                              171,947
                                                    ---------       ---------
                                                      179,220           2,228
              Less:  accumulated depreciation         (24,189)           (126)
                                                    ---------       ---------
                                                    $ 155,031       $   2,102
                                                    =========       =========

Amortization expense for the years ended December 31, 2000 and 1999 totaled $24,063 and $126, respectively.

NOTE 4           SHAREHOLDERS' EQUITY

Preferred Stock
---------------
Authorized 10,000,000 shares of preferred stock, no par value per share. None issued as of December 31, 2000, and 1999.

Common Stock
------------
Authorized 25,000,00 shares of common stock, $0.0005 par value per share. Issued and outstanding 21,625,000 shares of common stock at December 31, 2000, and 17,138,600 at December 31, 1999.

On July 7, 1998, 6,426,975 shares of common stock valued at $0.01 per share were issued to founders for cash.

In 1999, 2,142,325 shares of common stock valued at $0.01 per share were issued to founders for cash.

On April 20, 1999, 8,569 shares of common stock valued at $1.00 per share were issued for cash.

On April 22, 1999, 1,714 shares of common stock valued at $1.00 per share were issued for cash.

On April 30, 1999, 86 shares of common stock valued at $1.00 per share were issued for cash.

On May 11, 1999, 2,571 shares of common stock valued at $1.00 per share were issued for cash.

On May 28, 1999, 1,285 shares of common stock valued at $1.00 per share were issued for cash.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                               (FORMERLY KNOWN AS
                              MIZAR ENERGY COMPANY)
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 4           SHAREHOLDERS' EQUITY - continued

On June 7, 1999, 2,828 shares of common stock valued at $1.00 per share were issued for cash.

On July 12, 1999, 428 shares of common stock valued at $1.00 per share were issued for cash.

On December 31, 1999, 857 shares of common stock valued at $1.00 per share were issued in exchange for services rendered. The price per share is a contemporaneous cash-offering price of current sales of $1.00.

On December 31, 1999, 181,584 shares of common stock valued at $1.00 per share were exchanged for loans payable to a related party. The price per share is a contemporaneous cash-offering price of current sales of $1.00.

On December 31, 1999, a principal shareholder contributed 199,922 shares of common stock to the Company. The Company sold these shares at a price of $1.00 per share through various transactions from April to December, 1999.

On February 7, 2000, 1,730,999 shares of common stock valued at $1.00 per share were issued according to a private offering, net of expenses.

On May 31, 2000, the Company acquired HBOA.Com, Inc. through Ingenu Incorporated, its wholly owned subsidiary. The acquisition of HBOA.Com, Inc. by the Company has been treated as an acquisition of the Company by HBOA.Com, Inc., and a recapitalization of HBOA.Com, Inc.. A total of 1,430,700 shares were issued with the transaction (See Note 10).

On May 31, 2000, a principal shareholder contributed 1,751,007 shares of common stock to the Company. The Company sold these shares at a price of $1.00 per share through various transactions from January to May, 2000.

On June 30, 2000, 9,640 shares of common stock valued at $1.00 per shares were exchanged for loans payable to a related party. The price per share is a contemporaneous cash-offering price of current sales of $1.00.

On June 30, 2000, 5,313 shares of common stock valued at $1.00 per shares were issued for cash.

On June 30, 2000, 5,056 shares of common stock valued at $1.00 per shares were issued for cash.

On November 20, 2000, the Company issued 350,000 shares of common stock in exchange for consulting services rendered. The value of $1.625 per share was the market price on the date of the grant. Accordingly, consultant expenses of $568,750 were charged to operations.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                               (FORMERLY KNOWN AS
                              MIZAR ENERGY COMPANY)
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 5   INCOME TAXES

The Company has no current or deferred income tax due to its operating losses.

The Company's income tax expense for the year ended December 31, 2000 differed from the statutory federal rate of 34% as follows:

                                                               December 31,
                                                                   2000
                                                               ------------
           Statutory rate applied to loss
                  before income taxes                         $     886,000
           State income taxes, net of
                 federal income tax effect                           52,000
           Increase in valuation allowance                         (938,000)
                                                              -------------
           Income Tax Expense                                 $           0
                                                              =============

Deferred tax assets and liabilities consist of the following:

                                                               December 31,
                                                                   2000
                                                               ------------

           Current deferred tax asset                         $           0
           Valuation allowance                                            0
                                                              -------------

                                                              $           0
                                                              =============

           Non-current tax asset                              $   1,015,000
           Valuation allowance                                   (1,015,000)
                                                              -------------
                                                              $           0
                                                              =============

The net operating loss carryforward for HBOA Holdings, Inc. (formerly known as Mizar Energy Company) may be limited in use due to a change of ownership (See
Note 11). The non-current deferred tax asset results from the net operating loss carryforward from HBOA.Com, Inc., which approximates $2,605,259 at December 31, 2000, and $327,921 at December 31, 1999. The net operating loss carryforward, which is subject to annual limitations prescribed by the Internal Revenue Code, is available to offset future taxable income from 2017 through 2020. A 100% valuation allowance has been recorded to offset the net deferred tax asset due to uncertainty of the Company generating future taxable income.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                               (FORMERLY KNOWN AS
                              MIZAR ENERGY COMPANY)
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 6   OTHER FINANCING ARRANGEMENTS

On November 10, 1999, the Company, with the approval of the board of directors, granted the option to convert 100% of the current loan payable to a related party for shares of common stock at a price of $1.00 per share. At December 31, 1999, 181,584 shares were exchanged for $211,900 in loans payable, and 9,640 shares of common stock were exchanged for $11,249 in loans payable at June 30, 2000.

The Company, with the approval of the board of directors, and under their current contract with a third party dated April 19, 1999, granted the option to convert up to 50% of their total current payables for shares of common stock at a price pf $1.00 per share with an expiration date on December 31, 1999. The total amount of shares exchange was 5,800. No gain or loss has been recognized on the conversion. The price per share from the most recent sale during the period was $1.00. The Company was not trading at that time.

NOTE 7            RELATED PARTY TRANSACTIONS

The Company has receivables/payables from related party companies as follows:

                                                      2000           1999
                                                   ----------      --------

          Due from related party (See Note 6)      $    6,923      $      0
          Due to related party (See Note 6)                 0        22,892

Such loans occurred during the ordinary course of business, bearing no interest, and due on demand. These loans, in the opinion of management, do not involve more than normal credit risk or other unfavorable areas of concern.

NOTE 8            STOCK OPTIONS AND COMPENSATION PLAN

Stock Compensation Plan
-----------------------
On October 10, 2000, HBOA Holdings, Inc. adopted the "Year 2000 Equity Compensation Plan." The Company registered the plan on November 16, 2000. The Company's stock compensation plan provides that officers, directors, employees and consultants may be granted shares of common stock. Under the plan, the options granted are qualified stock options, and the total amount of common stock that may be granted is 5.4 million shares after stock split. For the year ended December 31, 2000, a total of 540,000 shares were granted to officers and employees at a weighted average price of $0.75 per share.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                               (FORMERLY KNOWN AS
                              MIZAR ENERGY COMPANY)
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 8            STOCK OPTIONS  AND COMPENSATION PLAN - CONTINUED

In accordance with SFAS 123, for options issued to employees, the Company has elected to account for these stock options under APB No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation costs have been recognized for options issued under the plan as of December 31, 2000. Had compensation costs for the Company's stock option been determined on the fair market value at the grant dates for the options, consistent with Statement of Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION (Statement No. 123), the Company's results of operations for the year ended December 31, 2000 would have changed to the pro-forma amounts indicated.

                                                                      2000
                                                                  -----------
           Net loss -                         As reported         $(2,605,529)
                                              Pro-forma           $(2,823,898)

           Net loss from inception -          As reported         $(2,985,437)
                                              Pro-forma           $(3,203,806)

           Net loss per share basic -         As reported         $     (0.14)
                                              Pro-forma           $     (0.15)


For financial statement disclosure purposes, the fair market value of each stock option granted to officers and employees during 2000 was established at the date of grant using a Black-Scholes option-pricing model in accordance with Statement No. 123, with the following assumptions:

                  Expected dividend yield                            0%
                  Risk free interest rate                         6.11%
                  Expected time of exercise                  1-10 years
                  Expected volatility                            60.39%

On December 18, 2000, HBOA Holdings, Inc adopted the "Non-qualified Stock Option Plan." This plan provides that key advisors who perform services for the Company or its subsidiaries and non-employee members of the board of directors of the Company may be granted non-qualified stock options. Under the Non-qualified Stock Option Plan, the total amount of shares of common stock that may be granted is 2,000,000 shares. For the year ended December 31, 2000, a total of 1,000,000 shares Non-qualified Stock Option Plan at weighed average price of $1 were granted to a key advisor for consultation services to be provided during 2001.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                               (FORMERLY KNOWN AS
                              MIZAR ENERGY COMPANY)
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 and 1999


NOTE 8            STOCK OPTIONS  AND COMPENSATION PLAN - continued

For stock options issued to non-employees, the Company complies with regulations in accordance with SFAS No. 123. Accordingly, $23,240 was charged to operations in 2000, equivalent to 400,000 stock options. The remaining 1,000,000 stock options are for consultant services to be rendered during 2001, and accordingly, no compensation cost has been recognized during 2000. The fair value for these options was established at the date of grant using a Black-Scholes option pricing model with the following assumptions for the year ended December 31, 2000.

              Expected dividend yield                                                                 0%
              Risk free interest rate                                                              5.69%
              Expected time of exercise                                                          3 years
              Expected volatility                                                                     0%


                                              Percent of
                               Number of     total options                                         Value of Options
                             securities       granted to                                             at grant date
                              Underlying       employees in     Exercise or       Expiration       using an option-
                               options       fiscal year         base price         date             pricing model
------------------------------------------------------------------------------------------------------------------

CFO                               80,000            4%         $    .75          10/10/2010         $       0.8552
Employees                        460,000           24%               --              ---                    0.8007
Consultants                    1,400,000                        .0625 - 1.00       Various                  0.2324
                               ---------        ------

                               1,940,000         28%
                               =========


Options exercised at December 31, 2000 totaled 75,000. Changes during the year are presented as follows:

                                                                                          Weighted
                                                                                           Average
           Stock Options                                 Number of  Options             Exercise Price
----------------------------------------------------------------------------------------------------------

              Balance at beginning of period                          0                 $    .00
              Granted                                         1,985,000                     0.75
              Exercised                                         (45,000)                    0.75
              Forfeited                                               0                      .00
                                                              ---------

              Balance at end of period                        1,940,000
                                                              =========

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                               (FORMERLY KNOWN AS
                              MIZAR ENERGY COMPANY)
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 and 1999


NOTE 8            STOCK OPTIONS  AND COMPENSATION PLAN - continued

The following table summarizes information about stock options outstanding at December 31, 2000:

                            OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
               ---------------------------------------------     --------------------------------------------------
                                 Weighted         Weighted                                       Weighted
Range of        Number            Average          Average                 Number                 Average
Exercise      Outstanding        Remaining         Exercise            Exercisable at             Exercise
  Price        at 12/31/00     Contracted Life      Price                12/31/00                  Price
----------    ----------------------------------------------     --------------------------------------------------

    0.75           80,000           10            $ 0.75                    0                   $   .00
    0.75          460,000           10              0.75                    0                       .00
 .625 - 1.00     1,400,000          1-3              0.75                1,400,000                  0.75


NOTE 9            WARRANTS

On April 1, 2000, the Company granted 600,000 warrants for consulting services rendered during the year 2000, at an average exercise price of $1.00 per share with a due date of May 31, 2005 to exchange for 600,000 shares of outstanding stock. No warrants were exercised at December 31, 2000.

For financial statement disclosure purposes and for purposes of valuing warrants, the Company accounts for warrants under SFAS No. 123. Accordingly, $36,530 was charged to operations in 2000. The fair market value for these warrants was established at the date of grant using a Black-Scholes option pricing model with the following assumptions for the year ended December 31, 2000.

              Expected dividend yield                       0%
              Risk free interest rate                    5.66%
              Expected time of exercise                5 years
              Expected volatility                           0%


Changes during the year are presented as follows:

                                                                                                   Weighted
                                                                                Common              Average
                                               Number of Warrants                Stock            Exercise Price
-------------------------------------------------------------------------------------------------------------------
              Balance at beginning of period                    0                                  $     0
              Granted                                     600,000                600,000              1.00
              Exercised                                         0                                        0
              Forfeited                                         0                                        0
                                                       ----------                -------

              Balance at end of period                    600,000                600,000
                                                       ==========                =======

The following table summarizes information about warrants outstanding at December 31, 2000:

                            WARRANTS OUTSTANDING                       WARRANTS EXERCISABLE
                   -----------------------------------------     -----------------------------------------
                                Weighted         Weighted                                       Weighted
Range of        Number          Average          Average                 Number                 Average
Exercise      Outstanding     Remaining           Exercise            Exercisable at             Exercise
  Price        at 12/31/00   Contracted Life       Price                12/31/00                  Price
--------      --------------------------------------------       -----------------------------------------
0.75 - 1.25      600,000             4              1.00              600,000                         1.00




NOTE 10           GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. The Company has little established source of revenue, and recurring losses from operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters includes raising working capital to assure the Company's viability, through private or public equity offerings and/or debt financing; and/or through the acquisition of new business or private ventures.


NOTE 11  MERGER

On May 31, 2000 the Company acquired all of the outstanding common stock of HBOA.Com, Inc., through a newly formed subsidiary whose name was then changed to HBOA.Com, Inc. For accounting purposes, the acquisition has been treated as a capital transaction and as a recapitalization of HBOA.Com, Inc. The financial statements became those of HBOA.Com, Inc., with adjustments to reflect the changes in equity structure. The operations are those of HBOA.Com, Inc. for all periods presented, and those of HBOA Holdings, Inc. from the recapitalization date. The assets of HBOA Holdings, Inc. and HBOA.Com, Inc. are at historical cost as of December 31, 2000. Only the assets of HBOA.Com, Inc. are presented as of December 31, 1999. HBOA.Com, Inc. was incorporated on July 7, 1998. The value of the net assets of HBOA Holdings, Inc. at the time of the acquisition is the same as their historical book value of $510. For the recapitalization, equity accounts of HBOA.Com, Inc. have been restated based on the ratio of exchange of 8,569,300 shares of the Company for 10,000,000 shares of HBOA.Com, Inc.

NOTE 12  LOSS ON PURCHASE OPTION

On June 8, 2000, the Company entered into an option to purchase 510 shares of Song 1, Inc. by August 15, 2000. The Company did not exercise the option for various reasons. The total amount paid at December 31, 2000 was $139,255. The Company is currently in litigation to recover this initial deposit of $139,255, however, the ultimate outcome of this litigation is unknown at this time. While management believes that they will prevail in litigation, to be conservative regarding the investment asset in Song 1, Inc., an allowance of $139,255 has been recorded.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                               (FORMERLY KNOWN AS
                              MIZAR ENERGY COMPANY)
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 13  SUBSEQUENT EVENT

On January 25, 2001, the Company, by resolution of the board of directors, authorized the forward stock split 2:1, effective February 19, 2001. Fractional shares of .5 or more will be rounded up; fractional shares less than .5 will be rounded down. No fractional shares will be issued upon the forward stock split, nor is cash intended to be distributed. For financial statement presentation, the split has been retroactively presented at December 31, 2000.

On February 22, 2001, Mr. Ted Saludes resigned from the Company. In connection with his resignation, Mr. Saludes returned 52,500 shares of common stock that he had acquired upon the exercise of vested option for 75,000 shares of common stock. He also returned 50,000 signing bonus shares of common stock that had been issued to him in June 2000.