Form 10QSB
period 2001-03-31
HBOA HOLDINGS INC
filed 2001-05-15
CIK 1042463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER: 0-24977

                              HBOA HOLDINGS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Florida                                       65-1053546
     -------------------------                         -----------------
  (State or Other Jurisdiction of                      (I.R.S. Employer
   Incorporation or Organization)                    Identification Number)

                         5200 NW 33rd Avenue, Suite 215
                            Ft. Lauderdale, FL 33309

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

                  YES [X]           NO [ ]

The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of March 31, 2001 was 21,625,000.




                                                HBOA HOLDINGS, INC.
                                          PART I - FINANCIAL INFORMATION

                                                                                                               PAGE
                                                                                                             --------
Item 1.           Financial Statements:

                  Consolidated Balance Sheet as of March 31, 2001.................................................3-4

                  Consolidated Statements of Operations for the Three Months Ended March 31,
                  2001 and 2000 and for the period from July 7, 1998 (date of inception) to
                  March 31, 2001..................................................................................5

                  Consolidated Statements of Changes in Stockholders' Equity
                  from July 7, 1998 (date of inception) through March 31, 2001 ...................................6-10

                  Consolidated Statements of Cash Flows for the Three Months Ended
                  March 31, 2001 and 2000 and for the period from July 7, 1998 (date of inception)
                  through March 31, 2001 .........................................................................11

                  Notes to Consolidated Financial Statements......................................................12-19

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................................................20-31


                                            PART II - OTHER INFORMATION

Item 5.           Other Information...............................................................................32

Item 6.           Exhibits and Reports on Form 8-K................................................................32

Signatures...................................................................................................... .33


                   HBOA HOLDINGS, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED BALANCE SHEETS (Unaudited)
                              MARCH 31, 2001


                                  Assets


Current assets
  Cash                                                 $ 57,532
  Accounts receivable                                        --
  Other receivables                                          --
  Prepaid expenses                                       23,885
                                                       --------
Total current assets                                     81,417

Property and equipment, net                              68,184

Intangible assets, net                                  164,580

Other assets
  Deposits                                                7,980
  Due from related party                                  6,923
                                                       --------
                                                         14,903
                                                       --------

                                                       $329,084
                                                       ========

                       See notes to financial statements.

                   HBOA HOLDINGS, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED BALANCE SHEETS (Unaudited)
                              MARCH 31, 2001


                   Liabilities and Stockholders' Equity

Current liabilities
    Accounts payable                                       $    56,322
    Accrued salaries                                            10,246
                                                           -----------
Total current liabilities                                       66,568


Stockholders' equity
Common stock, $0.0005  par value, 25,000,000
    shares authorized; 21,625,000 shares issued                 10,812
Additional paid in capital                                   3,669,588
Deficit accumulation during the development stage           (3,405,384)
                                                           -----------
                                                               275,016
Less: Treasury stock, 50,000 shares at cost                    (12,500)
                                                           -----------
                                                               262,516
                                                           -----------

                                                           $   329,084
                                                           ===========


                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                  Period from
                                                                                                  July 7, 1998
                                                                                              (Date of inception)
                                                        Three months ended March 31,                  to
                                                         2001                   2000             March 31, 2001
                                                     -----------            -----------            -----------
Income
Sales net of returns                                 $     1,128            $       945            $    14,209
Management fees                                      $        --                     --                 11,778
Cost of sales                                             (5,560)                  (138)               (13,117)
                                                     -----------            -----------            -----------

Gross profit                                              (4,432)                   807                 12,870

Expenses
  Salaries                                               130,016                 29,596                621,830
  Consulting                                             110,225                109,109              1,751,307
  Professional fees                                       40,512                 14,151                234,626
  Marketing and advertising                               10,946                 14,580                 93,668
  Loss web site design                                        --                  9,518                 49,316
  Rent                                                    63,241                 14,610                160,623
  Other general and administrative expenses               44,106                 54,178                354,952
  Loss on purchase option                                     --                     --                139,255
  Depreciation and amortization                           17,941                    524                 51,857
                                                     -----------            -----------            -----------

                                                         416,987                246,266              3,457,434

Other income
  Interest income                                          1,472                  2,324                 39,180
                                                     -----------            -----------            -----------

Net loss                                             $  (419,947)           $  (243,135)           $(3,405,384)
                                                     ===========            ===========            ===========

Earnings per share
   Net loss per common share                         $     (0.02)           $     (0.02)           $     (0.16)
                                                     -----------            -----------            -----------


                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO MARCH 31, 2001

                                                                                 Deficit accumulated
                                                     Common Stock       Paid in      through the      Treasury Stock
                                                  Shares      Amount    Capital   Development stage   Shares   Amount     TOTAL
                                                ----------------------------------------------------------------------------------
Issuance of common stock for cash
    on July 7, 1998                             6,426,975    $  75,000    $  --      $      --           --    $   --    $  75,000

Net loss December 31, 1998                             --           --       --        (52,257)          --        --      (52,257)

                                                ----------------------------------------------------------------------------------
Balance December 31, 1998                       6,426,975       75,000       --        (52,257)          --        --       22,743

Issuance of common stock for cash               2,142,325       25,000       --             --           --        --       25,000

Merge of Home Based Business Owner
   Association of America, Inc. and HBOA
   Com, Inc.                                           --          990       --             --           --        --          990

Issuance of common stock for cash
    on April 20, 1999                               8,569       10,000       --             --           --        --       10,000

Issuance of common stock for cash
    on April 22, 1999                               1,714        2,000       --             --           --        --        2,000

Issuance of common stock for cash
    on April 30, 1999                                  86          100       --             --           --        --          100

                                                ----------------------------------------------------------------------------------

                     Sub-total                  8,579,669    $ 113,090    $  --      $ (52,257)          --    $   --    $  60,833


                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO MARCH 31, 2001

                                                                                     Deficit accumulated
                                                       Common Stock          Paid in     through the     Treasury Stock
                                                      Shares    Amount       Capital  Development stage  Shares  Amount      TOTAL
                                                  ----------------------------------------------------------------------------------
                     Sub-total                     8,579,669    $  113,090   $    --   $  (52,257)         --   $   --   $   60,833

Issuance of common stock for cash
    on May 11, 1999                                    2,571         3,000        --           --          --       --        3,000

Issuance of common stock for cash
    on May 28, 1999                                    1,285         1,500        --           --          --       --        1,500

Issuance of common stock for cash
    on June 7, 1999                                     2828          3300        --           --          --       --         3300

Issuance of common stock for cash
    on July 12, 1999                                     428           500        --           --          --       --          500

Issuance of common stock in exchange for services
    per contract on December 31, 1999                    857         1,000        --           --          --       --        1,000

Issuance of common stock in exchange for loan
   payable to a related party on December
   31, 1999                                          181,584       211,900        --           --          --       --      211,900

Contribution of shares from principal
   shareholders                                     (199,922)           --        --           --          --       --           --
                                                  ----------------------------------------------------------------------------------

                     Sub-total                     8,569,300    $  334,290   $    --   $  (52,257)         --   $   --   $  282,033


See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO MARCH 31, 2001

                                                                                  Deficit accumulated
                                                   Common Stock            Paid in    through the      Treasury Stock
                                               Shares         Amount       Capital  Development stage  Shares Amount      TOTAL
                                            ---------------------------------------------------------------------------------------
                     Sub-total                8,569,300    $   334,290    $    --   $   (52,257)         --   $    --   $   282,033

Net loss December 31, 1999                     (327,921)      (327,921)
                                            --------------------------------------------------------------------------------------
Balance December 31, 1999                     8,569,300    $   334,290    $    --   $  (380,178)         --   $    --   $   (45,888)

Issuance of common stock according to the
   private offering dated February 7, 2000
   net of  offering expenses                  1,730,998      1,810,872         --            --          --        --     1,810,872

Issuance of common stock in exchange
   for loan payable to a related party on
   June 30, 2000                                  9,640         11,249         --            --          --        --        11,249

Prorated return of capital to common
   shareholders based on dividends                   --         (6,936)        --            --          --        --        (6,936)

Issuance of common stock in exchange for
   services per contract on June 30, 2000         5,313          6,200         --            --          --        --         6,200

Issuance of common stock for cash,
   on June 30, 2000                               5,056          5,900         --            --          --        --         5,900
                                            --------------------------------------------------------------------------------------

                     Sub-total               10,320,307    $ 2,161,575    $    --   $  (380,178)         --   $    --   $ 1,781,397


                       See notes to financial statements.

        HBOA HOLDINGS, INC. AND SUBSIDIARIES
           (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO MARCH 31, 2001

                                                                                     Deficit accumulated
                                                     Common Stock            Paid in    through the       Treasury Stock
                                                Shares        Amount         Capital  Development stage   Shares Amount     TOTAL
                                               -------------------------------------------------------------------------------------
                     Sub-total                10,320,307    $ 2,161,575    $        --   $  (380,178)      --   $   --   $ 1,781,397

Contribution of shares from principal
    shareholders                              (1,751,007)            --             --            --       --       --            --

Acquisition of assets of Mizar Energy
    on May 31, 2000                            1,430,700            510             --            --       --       --           510

Additional capital paid in from shareholders          --             --         65,000            --       --       --        65,000

Recapitalization  on May 31, 2000                     --     (2,152,085)     2,152,085            --       --       --            --

On November 28, 2000, shares of common
    stock were issued to a consultant in
    exchange for consulting services             440,000            440        687,060            --       --       --       687,500

On November 20, 2000, shares of common
    stock were issued to consultants in
    exchange for consulting services             350,000            350        568,400            --       --       --       568,750

                                               -------------------------------------------------------------------------------------

                     Sub-total                10,790,000    $    10,790    $ 3,472,545   $  (380,178)      --   $   --   $ 3,103,157


                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO MARCH 31, 2001

                                                                                     Deficit accumulated
                                                    Common Stock            Paid in       through the
                                                 Shares         Amount      Capital     Development stage
                                                ----------------------------------------------------------
                     Sub-total                  10,790,000   $    10,790   $ 3,472,545    $  (380,178)

On December 11, 2000, shares of common
    stock were issued in exchange for options
    granted to an officer                           22,500            22        33,728             --

Compensation for consulting services in
    exchange of stock options and warrants              --            --        59,770             --

Stock reacquired on December 7, 2000
    totaling 50,000 shares at cost                      --            --            --             --

Stock split 2:1                                 10,812,500            --            --             --

Net loss December 31, 2000                              --            --            --     (2,605,259)
                                                ----------------------------------------------------------
Balance December 31, 2000                       21,625,000        10,812     3,566,043     (2,985,437)

Additional capital paid in from shareholders            --            --         3,360             --

Compensation for consulting services in
    exchange of stock options and warrants              --            --       100,185             --

Net loss March 31, 2001                                 --            --            --       (419,947)
                                                ----------------------------------------------------------

                                                21,625,000   $    10,812   $ 3,669,588    $(3,405,384)
                                                ==========================================================

[RESTUBBED]

                                                        Treasury Stock
                                                    Shares          Amount        TOTAL
                                                  --------------------------------------
                     Sub-total                          --      $      --    $ 3,103,157

On December 11, 2000, shares of common
    stock were issued in exchange for options
    granted to an officer                               --      $      --         33,750

Compensation for consulting services in
    exchange of stock options and warrants              --             --         59,770

Stock reacquired on December 7, 2000
    totaling 50,000 shares at cost                 (50,000)       (12,500)       (12,500)

Stock split 2:1                                         --             --             --

Net loss December 31, 2000                              --             --     (2,605,259)
                                                  --------------------------------------
Balance December 31, 2000                          (50,000)    $  (12,500)       578,918

Additional capital paid in from shareholders            --             --          3,360

Compensation for consulting services in
    exchange of stock options and warrants              --             --        100,185

Net loss March 31, 2001                                 --             --       (419,947)
                                                  --------------------------------------

                                                   (50,000)    $  (12,500)   $   262,516
                                                  ======================================


                      See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           Period from
                                                                                                           July 7, 1998
                                                                                                        (Date of inception)
                                                                      Three months ended March 31,              to
                                                                         2001                2000        December 31, 2001
                                                                     -----------          -----------    -----------------
Cash flows from operating activities
  Net Loss                                                           $  (419,947)         $  (243,135)       $(3,405,384)
                                                                     -----------          -----------        -----------

Adjustments to reconcile net loss to net cash
provided by operating activities:
  Depreciation and amortization                                           17,941                  524             51,857
  Compensation in exchange for stock, options                                 --                   --
    and warrants                                                         100,185                   --          1,449,955
  (Increase) decrease in loans                                                --              (15,969)            (6,923)
  (Increase) decrease in deposits and advances                                --                   --             (7,980)
  (Increase) decrease in accounts receivables                                440                   --                 --
  (Increase) decrease in other receivables                                33,750                   --                 --
  (Increase) decrease in prepaid expenses                                 11,162              (77,549)           (23,885)
  Increase (decrease) in accounts payable
    and accrued expenses                                                   1,634              (13,812)            68,608
                                                                     -----------          -----------        -----------
  Total adjustments                                                      165,112             (106,806)         1,531,632
                                                                     -----------          -----------        -----------

Net cash used by operating activities                                   (254,835)            (349,941)        (1,873,752)
                                                                     -----------          -----------        -----------

Cash flow from investing activities:
  Cash payments for the purchase of investments                               --                   --           (179,219)
  Cash payments for the purchase of property                             (24,353)             (31,734)          (103,354)
                                                                     -----------          -----------        -----------

Net cash used by investing activities                                    (24,353)             (31,734)          (282,573)
                                                                     -----------          -----------        -----------

Cash flow from financing activities:
  Return of capital                                                           --                   --              6,936
  Treasury stock reacquired                                                   --                   --            (12,500)
  Proceeds from additional paid in capital                                 3,359                   --            143,359
  Proceeds from issuance of common stock                                      --            1,346,728          2,076,062
                                                                     -----------          -----------        -----------

Net cash provided by financing activities                                  3,359            1,346,728          2,213,857
                                                                     -----------          -----------        -----------

Net increase (decrease) in cash and cash equivalents                    (275,829)             965,053             57,532

Cash and cash equivalents, beginning of the period                       333,361                3,332                 --
                                                                     -----------          -----------        -----------

Cash and cash equivalents, end of the period                         $    57,532          $   968,385        $    57,532
                                                                     ===========          ===========        ===========

                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001



NOTE 1            UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles. For further information, including significant accounting policies followed by the Company, refer to the notes to the Company's audited financial statements at December 31, 2000 - Form 10KSB.

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of operating results to be expected for a full year.


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

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001



NOTE 2            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Software Development Costs
--------------------------
In accordance with EITF Issue No. 00.2, the Company accounts for its Internet website design in accordance with Statement of Position No. 98-1 Accounting for the Cost of Computer Software Developed or Obtained for Internet Use. (SOP 98-1).

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

No reduction for impairment of long-lived assets was necessary at March 31, 2001.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001



NOTE 2            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  - continued

Advertising Costs
-----------------
Advertising and marketing costs are expensed as incurred. During the three months ended March 31, 2001, advertising expenses totaled $10,946.

Stock Options
-------------
The Company elected to account for stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25 (APB Opinion No. 25) and related interpretations, and accounts for stock options and warrants issued to non-employees in accordance with SFAS 123.

Concentration of Risk
---------------------
Financial instruments that potentially subject the Company to credit risk include cash on deposit with one financial institution amounting to $57,532 at March 31, 2001. Financial institutions insure depositors for up to $100,000 through the U.S. Federal Deposit Insurance Corporation.

Basic Earnings (Loss) per Share
-------------------------------
Basic earnings (loss) per share for each year is computed by dividing income
(loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

Basic weighted average number of shares outstanding at March 31, 2001 is as follows:

                  Basic weighted average number
                      of shares outstanding                      21,625,000

In connection with the stock option and warrants, 2,540,000 shares of common stock are not included in the diluted earnings per share because the effect is antidilutive (See Note 8 and Note 9).


NOTE 3            PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2001 consisted of the following:

              Furniture and fixtures                             $    40,431
              Computer equipment & software                           40,970
                                                                 -----------

                                                                      81,401
              Less:  accumulated depreciation                        (13,217)
                                                                 -----------
                                                                 $    68,184
                                                                 ===========

Depreciation expense for the three months ended March 31, 2001 was $3,491.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001



NOTE 4            INTANGIBLE ASSETS

Intangible assets at March 31, 2001 are summarized by major classification as follows:

              Trademarks                                        $     7,273
              Web design                                            195,947
                                                                -----------

                                                                    203,220
              Less:  accumulated depreciation                       (38,640)
                                                                -----------


                                                                $   164,580
                                                                ===========

Amortization expense for the thee months ended March 31, 2001 totaled $14,450.


NOTE 5           STOCKHOLDERS' EQUITY

Preferred Stock
---------------
Authorized 10,000,000 shares of preferred stock, no par value per share. None issued as of three months ended March 31, 2001.

Common Stock
------------
Authorized 25,000,00 shares of common stock, $0.0005 par value per share. Issued and outstanding 21,625,000 shares of common stock at March 31, 2001.


NOTE 6   INCOME TAXES

The Company has no current or deferred income tax due to its operating losses.

The Company's income tax expense for the three months ended March 31, 2001 differed from the statutory federal rate of 34% as follows:

           Statutory rate applied to loss
                  before income taxes                             $     98,500
           State income taxes, net of
                 federal income tax effect                               2,527
           Increase in valuation allowance                          (  101,027)
                                                                  ------------

           Income Tax Expense                                     $          0
                                                                  ============

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001



NOTE 6   INCOME TAXES - continued

Deferred tax assets and liabilities consist of the following:

           Current deferred tax asset                           $           0
           Valuation allowance                                              0
                                                                -------------

                                                                $           0
                                                                =============

           Non-current tax asset                                  $ 1,116,027
           Valuation allowance                                     (1,116,027)
                                                                --------------

                                                                $           0
                                                                =============

The net operating loss carryforward for HBOA Holdings, Inc. may be limited in use due to a change of ownership. The non-current deferred tax asset results from the net operating loss carryforward approximates $3,405,384 at March 31, 2001. The net operating loss carryforward, which is subject to annual limitations prescribed by the Internal Revenue Code, is available to offset future taxable income from 2017 through 2020. A 100% valuation allowance has been recorded to offset the net deferred tax asset due to uncertainty of the Company generating future taxable income.


NOTE 7            RELATED PARTY TRANSACTIONS

The Company has receivables at March 31, 2001from related party companies as follows:

              Due from related party                             $    6,923

Such loans occurred during the ordinary course of business, bearing no interest, and due on demand. These loans, in the opinion of management, do not involve more than normal credit risk or other unfavorable areas of concern.

After expiration of its lease for office space, the Company temporarily moved its offices to the premises of a related party company.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001



NOTE 8            STOCK OPTIONS AND COMPENSATION PLAN

Stock Compensation Plan
-----------------------
On October 10, 2000, HBOA Holdings, Inc. adopted the "Year 2000 Equity Compensation Plan." The Company registered the plan on November 16, 2000. The Company's stock compensation plan provides that officers, directors, employees and consultants may be granted shares of common stock. Under the plan, the options granted are qualified stock options, and the total amount of common stock that may be granted is 5.4 million shares. A total of 540,000 shares were granted to officers and employees at a weighted average price of $0.75 per share at December 31, 2000. Under the plan, no shares were granted for the three months ended March 31, 2001.

On December 18, 2000, HBOA Holdings, Inc adopted the "Non-qualified Stock Option Plan." This plan provides that key advisors who perform services for the Company or its subsidiaries and non-employee members of the board of directors of the Company may be granted non-qualified stock options. Under the Non-qualified Stock Option Plan, the total amount of shares of common stock that may be granted is 2,000,000 shares. As of December 31, 2000, a total of 1,000,000 shares Non-qualified Stock Option Plan at weighed average price of $0.70 were granted to a key advisor for consultation services to be provided during the current year. For stock options issued to non-employees, the Company complies with regulations in accordance with SFAS No. 123. Accordingly, $100,185 was charged to operations on March 31, 2001, as payment for consulting services rendered during the first quarter of 2001, equivalent to 1,000,000 stock options. No shares have been granted for the three months ended March 31, 2001.

The fair value for these options was established at the date of grant using a Black-Scholes option pricing model with the following assumptions:

              Expected dividend yield                           0%
              Risk free interest rate                        5.77%
              Expected time of exercise                     1 year
              Expected volatility                           55.23%


Changes during the three months ended March 31, 2001 are presented as follows:

                                                                     Weighted
                                                                      Average
         Stock Options                 Number of Options          Exercise Price
--------------------------------------------------------------------------------

    Balance at beginning of period        1,940,000                   $   0.75
    Granted                                       0                        .00
    Exercised                                     0                        .00
    Forfeited                                     0                        .00
                                          ---------

    Balance at end of period              1,940,000
                                          =========

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001



NOTE 8            STOCK OPTIONS  AND COMPENSATION PLAN - continued

The following table summarizes information about stock options outstanding at March 31, 2001:

                            OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
               ---------------------------------------------     -------------------------------------------------
                                 Weighted         Weighted                                       Weighted
Range of        Number            Average          Average                 Number                 Average
Exercise      Outstanding     Remaining           Exercise            Exercisable at             Exercise
  Price        at 12/31/00   Contracted Life       Price                  12/31/00                 Price
----------    ----------------------------------------------     --------------------------------------------------

    0.75           80,000          9.75           $ 0.75                    0             $      .00
    0.75          460,000          9.75             0.75                    0                    .00
 .625 - 1.00     1,400,000          1-2.75           0.75                1,400,000                .75


NOTE 9            WARRANTS

No warrants were granted during the three months ended March 31, 2001. Changes during the period are presented as follows:

                                                                                                Weighted
                                                                              Common             Average
                                               Number of Warrants              Stock          Exercise Price
--------------------------------------------------------------------------------------------------------------
              Balance at beginning of period              600,000             600,000            $ 1.00
              Granted                                           0                   0                 0
              Exercised                                         0                                     0
              Forfeited                                         0                                     0
                                                         --------            --------

              Balance at end of period                    600,000             600,000
                                                         ========             =======


The following table summarizes information about warrants outstanding at March 31, 2001:

                            WARRANTS OUTSTANDING                       WARRANTS EXERCISABLE
                   -----------------------------------------     -----------------------------------------
                               Weighted           Weighted                                       Weighted
Range of         Number         Average           Average                 Number                 Average
Exercise      Outstanding     Remaining           Exercise            Exercisable at             Exercise
  Price        at 03/31/01   Contracted Life       Price                  03/31/01                Price
----------    ----------------------------------------------     --------------------------------------------------
0.75 - 1.25      600,000          3.75             1.00                  600,000                    1.00

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001



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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         THE FOLLOWING INFORMATION HAS BEEN DERIVED FROM OUR FINANCIAL STATEMENTS AND SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED IN PART 1-ITEM 1 OF THIS 10-QSB. THE DISCUSSION FOLLOWING CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH UNDER THE SECTION ENTITLED "RISK FACTORS" UNDER MATERIAL CHANGES IN FINANCIAL CONDITION, RESULTS OF OPERATIONS AND LIQUIDITY HEREIN.

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

         The merger of HBOA-DC into our company in May 2000 was treated as a capital transaction and a recapitalization of HBOA-DC. Our financial statements became those of HBOA-DC, with adjustments to reflect the changes in equity structure and receipt of assets. As a result of this accounting treatment, our historical financial statements from the previous periods have been restated to include the operations of HBOA-DC. Prior to the merger, our revenues and expenses were nominal. The majority of the changes in our results of operations, liquidity and capital resources are due to the merger of HBOA-DC with and into HBOA-FL on May 31, 2000 and the accounting treatment of the merger.

Results of Operations

         We are a development stage company and our revenue from operations have been nominal. Sales, net of returns, were $1,128 during the three months ended March 31, 2001 compared with sales, net of returns, of $945 during the three months ended March 31, 2000. During the period from July 7, 1998 (date of inception) through March 31, 2001, sales, net of revenues, was $14,209.

         Costs of sales was $5,560 during the three months ended March 31, 2001 compared with $138 during the three month period ended March 31, 2000. During the first quarter of March 2001, we paid approximately $4,713 for web hosting services and maintenance agreements.

         Our gross loss for the three months ended March 31, 2001 was $4,432 compared with gross profit of $807 for the three months ended March 31, 2000. Our gross loss is primarily a result of our increased costs of sales. During the period from inception, July 7, 1998, through March 31, 2001, our gross profit was $12,870.

         Our operating expenses for the three months ended March 31, 2001 were $416,987 compared with operating expenses of $246,266 during the three months ended March 31, 2000. This increase is operating expenses is primarily due to increased expenses for salaries, professional fees, rent and depreciation and amortization.

         As a result of the forgoing, our net loss was $419,947 for the three months ended March 31, 2001 compared with a net loss of $243,135 for the three months ended March 31, 2000. For the period from July 7, 1998 (date of inception) through March 31, 2001, our net loss was $3,405,384.

Liquidity and Capital Resources

         As of March 31, 2001, we had cash on hand of $57,532. We expect that this cash on hand will allow us to meet our working capital requirements for the next 2 months.

          We are presently exploring other options to raise additional capital for HBOA, in the form of debt or equity financing. We are considering obtaining loans from our shareholders, which may be secured by a lien on all of our assets or our intellectual property. At this time, we have not entered into any definitive financing agreements. See "We need additional Capital" and "Proposed Financing from Shareholders secured by a lien on the Company's Assets or Intellectual Property" under "Risk Factors".

         Our capital requirements have been and will continue to be significant due to, among other things, our expenses to develop our ASP business. At the present time, we do not have any extensive capital commitments, other than our web hosting services fees in the amount of $17,940 per year. We do not plan on making any new purchases of plant or equipment or hiring any additional employees during the next 12 month period.

         During the three months ended March 31, 2001, we used $254,835 in operating activities. This consisted primarily of our net loss of $419,947 offset by certain cash sources in the amount of $165,113, including $100,185 for compensation in exchange for stock, options and warrants. During the period from inception, July 7, 1998 through March 31, 2001, we have used $1,873,752 in operating activities.

         During the three months ended March 31, 2001, we used $24,353 in investing activities to purchase property. During the period from inception (July 7, 1998) through March 31, 2001, we have used $282,573 in financing activities. In the three months ended March 31, 2001, we received $3,359 from financing activities, as a result of a classification of additional paid in capital. During the period from our inception, July 7, 1998, through March 31, 2001, we raised $2,213,857 in financing.

Plan of Operations

Aerisys Division

         Our Aerisys Division intends to generate revenues by (1) selling ASP services to large organizations and (2) providing consulting services regarding these implementation of these services. We intend to charge our clients a monthly fee for the ASP services. As of May 15, 2001, we have commenced work on 3 projects. One of these projects is with Paris Health Services, LLC. Our other contracts are with Firefigher.com and 121.Tv are in active development. We expect to begin generating revenues in July 2001. However, there can be no assurances that these agreements will ever generate revenues or that revenues will begin in July 2001.

Paris Health Services, LLC

         On May 2, 2001, we entered into an agreement with two other companies, which will assist hospitals in obtaining the pre-authorization approvals that they need to obtain from insurance providers before they perform certain medical procedures. We refer to the procedure authorization routing interface system as the PARIS project. The two other companies involved in this project are Healthcare Financial, Inc. ("HFE") and LexSys Software Corp.

         These companies formed a limited liability company on May 2, 2001 for this project called PARIS Health Services, LLC ("PARIS LLC" or "LLC") and have signed an operating agreement for the PARIS LLC. As a member, we are entitled to 25% of all profits and losses generated from the operations of PARIS LLC. Under the terms of the operating agreement, we are responsible for providing all customer support services. At this time, we are not able to estimate the costs and expenses that we will have to incur to fulfill our obligations under the operating agreement.

Problem

         It is estimated that as many as 90% of all medical procedures for which managed care payors require pre-authorization never receive such authorization and consequently are rejected for payment by the managed care payor. The hospital fails to gain authorization for various reasons including: (1) lack of time to enter physician orders into the hospital computer system, (2) lack of time to call the payor before the mandatory 48-hour expiration period and (3) failure to correlate authorization response with procedure requests.

Proposed Solution

         We believe that at least 70% of all pre-authorization procedures could be routed to a call center or the managed care payor directly on an outsourced basis. Of this number, we estimate that 70% of the requests would be automatically granted authorization. Additionally, another 25% of the outsource requests could be authorized, by isolating them for the case managers at the hospital. This would result in a total pre-authorization rate of 66.5% (100% * 70%) * (70% + 25%) up from about 10%.

         LexSys will develop the virtual private network between the hospitals and the managed care providers, so that the hospital case managers can send the managed care providers e-mails directly discussing the proposed procedure. If LexSys is not able to connect with the managed care providers directly at first, LexSys will route the e-mails to a call center, which in turn will contact the managed care companies directly. HFE is responsible for marketing. HFE assists hospitals in recovering money from insurance companies and has numerous contacts in the hospital industry. As previously mentioned, we will provide all customer support services.

         The solution offered by the PARIS LLC depends on the ability of the hospital staff to enter the required information into the hospital system and the willingness of the hospitals to use the interface system that the LLC develops for them. The primary obstacle to implementing the solution is the entry of data into the system. If however, the data is entered, PARIS will instantly relieve the case manager of 49% the effort she would have spent calling payors without PARIS, effectively creating time. Furthermore, by isolating those cases that do need special attention, the case mangers skills are leveraged where they count most.

          As of May 15, 2001, the PARIS LLC spoken with one hospital, representing a chain of 60 hospitals, about the PARIS project. The hospital has indicated tentative agreement to the LLC's proposal, subject to final approval by its management. The PARIS LLC intend to meet with two other hospitals in the next month.

         The PARIS LLC project is in its initial stages, so there can be no guarantees that it will be successful or will ever be profitable for its members. We are not certain when the PARIS LLC will begin generating revenues.

Aerisys Intelligent Community (TM)

         On May 11, 2001, we launched our Aerisys Intelligent Community (TM) for schools. This product can be described as a hosted, private intranet that is branded for each new client to the colors and logo of that school. With minimal marketing effort, we were able to generate a substantial number of leads in South Florida. Our strategy its to focus on large schools, while we build sales leads in other communities nationwide where there is a large concentration of private and parochial schools.


         This product is offered to schools as a collaborative tool between teachers, administrators and parents. The product is hosted by Aerisys for an annual fee, and eliminates the need for schools to design and maintain their own websites.

         - 220 schools have just recently received the first batch of marketing material regarding this new product, which have resulted in 8 schools in a final analysis stage of moving forward with a community. Revenues are expected from the first schools by August, 2001. Marketing to this group of schools will be heavy and active throughout the summer months.

         - A sales and marketing plan includes a launch to 7 other communities, totaling approximately 1200 schools by September 30, 2001.

HBOA Division

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

Year 2000 Readiness

         We have not incurred any material costs nor experienced any operational problems as a result of the Year 2000 issues. We have reviewed our internal computer systems and products and their capability of recognizing the year 2000 and years thereafter. We expect that any costs relating to ensuring such systems to be year 2000 compliant will not be material to the financial condition or results of operations of the Company.

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

       -        identify customers who will use our ASP
                services,
       -        attract a larger audience to our online network
       - increase awareness of our HBOA ASP services and our HBOA web site,
       - strengthen user-loyalty for our ASP services an our HBOA web site,
       - offer compelling content on our HBOA web site and attract a large number of advertisers from a variety of industries,
       - maintain our current, and develop new, strategic relationships for our ASP business and our web site,
       -        respond effectively to competitive pressures,
       -        continue to develop and upgrade our technology and
       -        attract, retain and motivate qualified
                personnel.

         We also depend on the growing use of the Internet for advertising, commerce and communications, and on general economic conditions. We cannot assure you that our business strategy will be successful or that we will successfully address these risks.

We need additional capital

         Our capital requirements have been and will continue to be significant due to, among other things, our expenses to develop our ASP business. Management expects that our existing cash on hand of $57,532 on hand as of March 31, 2001 will last for 2 months. We are currently exploring various forms of financing, including but not limited sales of additional debt or equity securities (or a combination thereof) in future public or private offerings or obtaining loans from third parties. However, there can be no assurance that any such financing will in fact be available to us when needed or upon terms acceptable to us.

Proposed loans from shareholders secured by a lien on all of our assets or our intellectual property

         We are presently exploring the possibility of receiving loan from our shareholders. One of these shareholders is Gary Verdier, our Chairman and Chief Executive Officer. However, most shareholders are unwilling to advance money to HBOA unless they receive a security interest in all of our assets or our intellectual property. As of May 14, 2001, we have not entered into any definitive financing agreements with any shareholders. If any of these shareholders receive a security interest in all of our assets and we default on our loan, our shareholders could foreclose on the pledged assets. Any foreclosure on pledged assets would have a material adverse effect on our business.

We have a history of operating losses, a going concern qualification and expect to incur future losses

         We have a net loss of $3,405,384 for the period from July 7, 1998 (date of inception) through March 31, 2001. The footnotes to our financial statements for the three months ended March 31,2001 include an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern, which may make it more difficult for us to raise additional capital. We do not anticipate that we will earn a profit, during the 2001 fiscal year, due, in part to start up costs associated with developing our ASP business and the further development of our HBOA web site. Furthermore, there can be no assurances that HBOA's business strategy will enable us to achieve profitable operations in the future. Accordingly, an investment in HBOA is a high-risk speculative investment suitable only for persons having no need for liquidity in their investment and who have adequate financial resources to withstand the total loss of their investment. Our success depends on the acceptance and increased use of Internet-based business software solutions and we cannot be sure that this will happen.

Our historical results may not be indicative of our future performance

         Our historical results of operations are not useful as a basis for predicting future operating results. The merger on May 31, 2000 of HBOA.Com, Inc., a District of Columbia corporation with and into our wholly owned subsidiary, HBOA.Com, Inc., a Florida corporation, was accounted for as a capital transaction and a recapitalization of HBOA-DC. As a result of this accounting treatment of the merger, our historical financial statements from prior periods have been restated to include the operations of HBOA-DC. Prior to the merger, our revenues and expenses were nominal. The majority of the changes in our results of operations, liquidity and capital resources are due to the merger of HBOA-DC with and into us on May 31, 2000 and the accounting treatment of the merger .

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

         The growth of Internet-based business software solutions could also be limited by:

       - concerns over transaction security and user privacy;
       -        inadequate network infrastructure for the entir
                Internet; and
       -        inconsistent performance of the Internet.

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

Our methods of generating revenue are relatively new and largely untested

         Our Aerisys Division intends to generate revenues by (1) selling ASP services to large organizations and (2) providing consulting services regarding the implementation of these services. We intend to charge our clients a monthly fee for the ASP services. Although we have signed agreements with two clients and entered into the Paris LLC agreement, we have not realized any revenues on these contracts. As such, we can not be certain that we will generate any revenues in this new business area.

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

E-Commerce and Potential Product Liability

         We plan to develop a range of products targeted specifically at home business owners. We also may foster relationships with manufacturers or companies to offer such products directly on our web site. Such a strategy involves numerous risks and uncertainties. We have very limited experience in the sale of products online and the development of relationships with manufacturers or suppliers of such products. Consumers may sue us if any of the products that we sell are defective, fail to perform properly or injure the user. Our agreements with manufacturers typically will contain provisions intended to limit our exposure to liability claims. These limitations, however, may not prevent all potential claims. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our reputation and our business.

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

         If the volume of traffic on our web site is greater than anticipated, we will be required to expand and upgrade our web site and related infrastructure. Although we intend that our systems will be designed for scalability, the can be no assurance that the systems will be fully scalable. Any inability to add additional software and hardware to accommodate increased usage may cause unanticipated systems disruptions and degradation in levels of service to customers. There can be no assurance that we will be able to effectively upgrade and expand our web site in a timely manner or to integrate smoothly any newly developed or purchased technology with its existing systems. Any inability to do so would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Management of Growth

         During 2001, we expect to have significant growth (principally as a result of its new ASP services and other product introductions) and this growth will require us to make significant additions in personnel and increase it working capital requirements. Such growth will result in new and increased responsibilities for management personnel and has placed and continues to place a significant strain upon our management, operating and financial systems and other resources. There can not be any assurances that we will be able to attract or retain sufficient personnel to continue the planned expansion of its operations. Also crucial to our success in managing its growth will be its ability to achieve economies of scale, such as enhanced purchasing power, the ability to purchase a higher percentage of products on credit and the ability to obtain products, which we might not otherwise be able to obtain. There can be no assurance that we will be able to achieve such economies of scale and the failure to do so could have a material adverse effect on our financial condition and results of operations. Although we have experienced significant sales growth, such growth may not be indicative of future sales growth.

         To manage the expansion of our operations, we must continuously evaluate the adequacy of its management structure and its existing systems and procedures, including, without limitation, its data processing, financial and internal control systems. There can be no assurance that management will adequately anticipate all of the changing demands that growth could impose on our systems, procedures, and structure. In addition, we will be required to react to changes in its industry, and there can be no assurance that it will be able to do so successfully or at all. Any failure to adequately anticipate and respond to such changing demand may have a material adverse effect on our business, financial condition and results of operations.

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

Absence of Public Market; Restrictions on Transferability

         Our shares presently trade on the OTC Bulletin Board. Securities trading on the OTC Bulletin Board generally attract a smaller number of market makers and a less active public market and may be subject to significant volatility. Factors such as our ability to (i) generate revenues from our existing contracts and locate new customers, (ii) to raise additional capital and(iii) other risk factors listed in this Form 10-QSB and our Annual Report on Form 10-KSB could have a material effect on the price of our common stock.

                           PART II. OTHER INFORMATION

ITEM 5.           OTHER INFORMATION

         Robert Fivian resigned as a director on April 19, 2001. As of May 14, 2001, our board of directors consists of Gary Verdier, Chairman, Harvey Judkowitz, Carl Wolf and Marion Wolf.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

A.       Exhibits

         None

B.       Reports on Form 8-K

         The Company did not file any Reports on Form 8-K during the three months ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2001                       HBOA HOLDINGS, INC.

                                         By /s/   Gary Verdier

                                         Gary Verdier
                                         President and Chief Executive Officer