Form 10QSB
period 2001-06-30
HBOA HOLDINGS INC
filed 2001-08-14
CIK 1042463

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

                         COMMISSION FILE NUMBER: 0-24977

                              HBOA HOLDINGS, INC.
                              -------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    Florida                       65-1053546
                 -------------                  --------------
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

                  YES [X]           NO [ ]

The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of June 30, 2001 was 21,625,000.

                               HBOA HOLDINGS, INC.
                         PART I - FINANCIAL INFORMATION


                                                                                           PAGE
                                                                                           ----

Item  1. Financial Statements:

                  Consolidated Balance Sheets as of June 30, 20001 and December
                  31, 2000...................................................................4

                  Consolidated Statements of Operations for the Three months and
                  Six Months Ended June 30, 2001 and 2000 and for the period from July 7, 1998 (date of inception) to June 30,
                  2001.......................................................................5

                  Consolidated Statements of Changes in Stockholders' Equity
                  from July 7, 1998 (date of inception) through June 30, 2001 ..............6-10

                  Consolidated Statements of Cash Flows for the Six Months Ended
                  June 30, 2001 and 2000 and for the period from July 7, 1998
                  (date of inception) through June 30, 2001..................................11

                  Notes to Consolidated Financial Statements...............................12-19

Item  2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.....................................................20-33


                                            PART II - OTHER INFORMATION

Item  5. Other Information ...................................................................33

Item  6. Exhibits and Reports on Form 8-K.....................................................33

         Signatures...........................................................................34


                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                                  JUNE 30, 2001


                               Assets


Current assets
  Cash                                                  $ 25,014
  Accounts receivable                                         --
  Other receivables                                           --
  Prepaid expenses                                        16,994
                                                        --------
Total current assets                                                    $ 42,008

Property and equipment, net                                               64,693

Intangible assets, net                                                   146,464

Other assets
  Deposits                                                 7,980
  Due from related party                                   6,923
                                                        --------
                                                                          14,903
                                                                        --------

                                                                        $268,068
                                                                        ========
                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                                  JUNE 30, 2001


                Liabilities and Stockholders' Equity

Current liabilities
Accounts payable                                     $    34,605
Accrued salaries                                          10,246
Payroll taxes                                                 --
  Due to related parties                                 100,000
                                                     -----------

Total current liabilities                                             $ 144,851


Stockholders' equity
Common stock, $0.0005  par value, 25,000,000
    shares authorized; 21,625,000 shares issued           10,812
Additional paid in capital                             3,669,588
Deficit accumulation during the development stage     (3,544,683)
                                                     -----------
                                                         135,717
Less: Treasury stock, 50,000 shares at cost              (12,500)
                                                    ------------

                                                                        123,217
                                                                      ---------

                                                                      $ 268,068
                                                                      ==========


                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                                                                    Period from
                                                                                                                   July 7, 1998
                                                                 For the period ended June 30,                  (Date of inception)
                                                       Three months ended            Six months ended                    to
                                                       2001          2000           2001           2000            June 30, 2001
                                                 ---------------------------      ---------------------------   -------------------
Income
Sales net of returns                             $     1,020     $     1,610     $     2,148     $     2,555          $    15,229
Management fees                                           --              --                                               11,778
Cost of sales                                             (9)           (193)         (5,569)           (331)             (13,126)
                                                 ---------------------------     ---------------------------          -----------

Gross profit                                           1,011           1,417          (3,421)          2,224               13,881

Expenses
  Salaries                                            66,515          81,130         196,531         110,726              688,345
  Consulting                                              --          51,500         110,225         160,609            1,751,307
  Professional fees                                   12,468          12,933          52,980          27,084              247,094
  Marketing and advertising                            7,229           3,026          18,175          17,606              100,897
  Loss on web site design                                 --          14,610                          24,128               49,316
  Rent                                                    --          15,972          63,241          30,582              160,624
  Other general and administrative expenses           32,559          34,865          76,665          89,063              387,511
  Loss on purchase option                                 --              --                                              139,255
  Depreciation and amortization                       21,608           1,198          39,549           1,722               73,464
                                                 ---------------------------     ---------------------------          -----------

                                                     140,379         215,234         557,366         461,520            3,597,813
Other income
  Interest income                                         69          14,798           1,541          17,122               39,249
                                                 ---------------------------     ---------------------------          -----------

Net loss                                         $  (139,299)    $  (199,019)    $  (559,246)    $  (442,174)         $(3,544,683)
                                                 ===========================     ===========================          ===========

Earnings per share
   Net loss per common share                     $     (0.01)    $     (0.02)    $      0.03     $     (0.04)         $     (0.16)
                                                 ---------------------------     ---------------------------          -----------

                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO JUNE 30, 2001


                                                                                Deficit accumulated
                                                Common Stock           Paid in      through the
                                            Shares         Amount      Capital    Development stage
                                          ------------    ---------  ------------ ----------------
Issuance of common stock for cash
on July 7, 1998                            6,426,975   $  75,000   $         --   $     --

Net loss December 31, 1998                        --          --             --     (52,257)
                                           ---------   ---------   ------------   ---------

Balance December 31, 1998                  6,426,975      75,000                    (52,257)

Issuance of common stock for cash          2,142,325      25,000             --          --

Merge of Home Based Business Owner
   Association of America, Inc. and HBOA
   Com, Inc.                                      --         990             --          --

Issuance of common stock for cash
on April 20, 1999                              8,569      10,000             --          --

Issuance of common stock for cash
on April 22, 1999                              1,714       2,000             --          --

Issuance of common stock for cash
on April 30, 1999                                 86         100             --          --

                                           ---------   ---------   ------------   ---------

                     Sub-total             8,579,669   $ 113,090   $         --   $ (52,257)

[RESTUBBED]
                                                 Treasury Stock
                                             Shares        Amount        TOTAL
                                          ------------   ----------   ----------


Issuance of common stock for cash
on July 7, 1998                                   --   $         --   $  75,000

Net loss December 31, 1998                        --             --     (52,257)
                                           ---------   ------------   ---------

Balance December 31, 1998                         --                     22,743

Issuance of common stock for cash                 --             --      25,000

Merge of Home Based Business Owner
   Association of America, Inc. and HBOA
   Com, Inc.                                      --             --         990

Issuance of common stock for cash
on April 20, 1999                                 --             --      10,000

Issuance of common stock for cash
on April 22, 1999                                 --             --       2,000

Issuance of common stock for cash
on April 30, 1999                                 --             --         100

                                           ---------   ------------   ---------

                     Sub-total                    --   $         --   $  60,833

                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO JUNE 30, 2001

                                                                                         Deficit accumulated
                                                        Common Stock            Paid in     through the
                                                       Shares       Amount      Capital    Development stage
                                                    ------------  ---------   ---------    ----------------
                     Sub-total                       8,579,669    $  113,090   $         --   $  (52,257)

Issuance of common stock for cash
on May 11, 1999                                          2,571         3,000             --           --

Issuance of common stock for cash
on May 28, 1999                                          1,285         1,500             --           --

Issuance of common stock for cash
on June 7, 1999                                           2828          3300             --           --

Issuance of common stock for cash
on July 12, 1999                                           428           500             --           --

Issuance of common stock in exchange for services
    per contract on December 31, 1999                      857         1,000             --           --

Issuance of common stock in exchange for loan
   payable to a related party on December
31, 1999                                               181,584       211,900             --           --

Contribution of shares from principal
shareholders                                          (199,922)           --             --           --
                                                    ----------    ----------   ------------   ----------

                     Sub-total                       8,569,300    $  334,290   $         --   $  (52,257)
[RESTUBBED]
                                                     Treasury Stock
                                                 Shares       Amount        TOTAL
                                              ------------  -----------  ------------
                     Sub-total                       --   $         --   $   60,833

Issuance of common stock for cash
on May 11, 1999                                      --             --        3,000

Issuance of common stock for cash
on May 28, 1999                                      --             --        1,500

Issuance of common stock for cash
on June 7, 1999                                      --             --         3300

Issuance of common stock for cash
on July 12, 1999                                     --             --          500

Issuance of common stock in exchange for services
    per contract on December 31, 1999                --             --        1,000

Issuance of common stock in exchange for loan
   payable to a related party on December
31, 1999                                             --             --      211,900

Contribution of shares from principal
shareholders                                         --             --           --
                                                    ---   ------------   ----------

                     Sub-total                       --   $         --   $  282,033


                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO JUNE 30, 2001


                                                                                      Deficit accumulated
                                                      Common Stock           Paid in      through the
                                                 Shares          Amount      Capital    Development stage
                                              ------------    ------------  ------------ ----------------
                     Sub-total                 8,569,300    $   334,290   $         --   $   (52,257)

Net loss December 31, 1999                            --             --             --      (327,921)
                                             -----------    -----------   ------------   -----------
Balance December 31, 1999                      8,569,300    $   334,290   $         --   $  (380,178)

Issuance of common stock according to the
   private offering dated February 7, 2000
   net of  offering expenses                   1,730,998      1,810,872             --            --

Issuance of common stock in exchange
for loan payable to a related party on
June 30, 2000                                      9,640         11,249             --            --

Prorated return of capital to common
shareholders based on dividends                       --         (6,936)            --            --

Issuance of common stock in exchange for
services per contract on June 30, 2000             5,313          6,200             --            --

Issuance of common stock for cash,
on June 30, 2000                                   5,056          5,900             --            --

                                             -----------    -----------   ------------   -----------

                     Sub-total                10,320,307    $ 2,161,575   $         --   $  (380,178)
[RESTUBBED]

                                             Treasury Stock
                                          Shares       Amount         TOTAL
                                        ----------  -----------    -----------
                     Sub-total                --   $        --    $   282,033

Net loss December 31, 1999                    --            --       (327,921)
                                             ---   -----------    -----------
Balance December 31, 1999                     --   $        --    $   (45,888)

Issuance of common stock according to the
   private offering dated February 7, 2000
   net of  offering expenses                  --            --      1,810,872

Issuance of common stock in exchange
for loan payable to a related party on
June 30, 2000                                 --            --         11,249

Prorated return of capital to common
shareholders based on dividends               --            --         (6,936)

Issuance of common stock in exchange for
services per contract on June 30, 2000        --            --          6,200

Issuance of common stock for cash,
on June 30, 2000                              --            --          5,900

                                             ---   -----------    -----------

                     Sub-total                --   $        --    $ 1,781,397

                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO JUNE 30, 2001

                                                                                      Deficit accumulated
                                                   Common Stock               Paid in      through the
                                                 Shares         Amount        Capital    Development stage
                                               ----------     -----------   ---------    ----------------
                     Sub-total                  10,320,307    $ 2,161,575    $        --      (380,178)

Contribution of shares from principal
shareholders                                    (1,751,007)            --             --            --

Acquisition of assets of Mizar Energy
on May 31, 2000                                  1,430,700            510             --            --

Additional paid in capital from shareholders            --             --         65,000            --

Recapitalization  on May 31, 2000                       --     (2,152,085)     2,152,085            --

On November 28, 2000, shares of common
stock were issued to a consultant in
exchange for consulting services                   440,000            440        687,060            --

On November 20, 2000, shares of common
stock were issued to consultants in
exchange for consulting services                   350,000            350        568,400            --

                                               -----------    -----------    -----------   -----------
                     Sub-total                  10,790,000    $    10,790    $ 3,472,545   $  (380,178)
[RESTUBBED]
                                                Treasury Stock
                                           Shares      Amount        TOTAL
                                          --------    --------     ------------
                     Sub-total                  --   $      --     $ 1,781,397

Contribution of shares from principal
shareholders                                    --          --              --

Acquisition of assets of Mizar Energy
on May 31, 2000                                 --          --             510

Additional paid in capital from shareholders    --          --          65,000

Recapitalization  on May 31, 2000               --          --              --

On November 28, 2000, shares of common
stock were issued to a consultant in
exchange for consulting services                --          --         687,500

On November 20, 2000, shares of common
stock were issued to consultants in
exchange for consulting services                --          --         568,750

                                               ---   ---------     -----------
                     Sub-total                  --   $      --     $ 3,103,157


                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO JUNE 30, 2001


                                                                                     Deficit accumulated
                                                      Common Stock           Paid in      through the
                                                  Shares        Amount       Capital    Development stage
                                                ----------   -----------   ------------ ----------------
                     Sub-total                  10,790,000   $    10,790   $ 3,472,545    $  (380,178)

On December 11, 2000, shares of common
stock were issued in exchange for options
granted to an officer                               22,500            22        33,728             --

Compensation for consulting services in
exchange of stock options and warrants                  --            --        59,770             --

Stock reacquired on December 7, 2000
totaling 50,000 shares at cost                          --            --            --             --

Stock split 2:1                                 10,812,500            --            --             --

Net loss December 31, 2000                              --            --            --     (2,605,259)
                                               -----------   -----------   -----------    -----------
Balance December 31, 2000                       21,625,000        10,812     3,566,043     (2,985,437)

Additional capital paid in from shareholders            --            --         3,360             --

Compensation for consulting services in
exchange of stock options and warrants                  --            --       100,185             --

Net loss June 30, 2001                                  --            --            --       (559,246)
                                               -----------   -----------   -----------    -----------
                                                21,625,000   $    10,812   $ 3,669,588    $(3,544,683)
                                               ===========   ===========   ===========    ===========
[RESTUBBED]

                                                         Treasury Stock
                                                     Shares      Amount          TOTAL
                                                  ----------   ------------    ---------
                     Sub-total                          --    $        --    $ 3,103,157

On December 11, 2000, shares of common
stock were issued in exchange for options
granted to an officer                                   --             --         33,750

Compensation for consulting services in
exchange of stock options and warrants                  --             --         59,770

Stock reacquired on December 7, 2000
totaling 50,000 shares at cost                     (50,000)       (12,500)       (12,500)

Stock split 2:1                                         --             --

Net loss December 31, 2000                              --             --     (2,605,259)
                                               -----------    -----------    -----------
Balance December 31, 2000                          (50,000)       (12,500)       578,918

Additional capital paid in from shareholders            --             --          3,360

Compensation for consulting services in
exchange of stock options and warrants                  --             --        100,185

Net loss June 30, 2001                                  --             --       (559,246)
                                               -----------    -----------    -----------
                                                   (50,000)   $   (12,500)   $   123,217
                                               ===========    ===========    ===========

                       See notes to financial statements.

                 HBOA HOLDINGS, INC. AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Period from
                                                                                                  July 7, 1998
                                                                                              (Date of inception)
                                                            Six months ended June 30,                 to
                                                            2001                 2000            June 30, 2001
                                                         -----------          -----------          -----------
Cash flows from operating activities
  Net Loss                                               $  (559,246)         $  (442,174)         $(3,544,683)
                                                         -----------          -----------          -----------

Adjustments to reconcile net loss to net cash
provided by operating activities:
  Depreciation and amortization                               39,549                1,722               73,464
  Compensation in exchange for stock, options
    and warrants                                             100,185                   --            1,449,955
  (Increase) decrease in loans                                    --              (29,795)              (6,923)
  (Increase) decrease in deposits and advances                    --               (5,000)              (7,980)
  (Increase) decrease in accounts receivables                    440                 (820)                  --
  (Increase) decrease in other receivables                    33,750                   --                   --
  (Increase) decrease in prepaid expenses                     18,054              (82,756)             (16,994)
  Increase (decrease) in accounts payable
    and accrued expenses                                     (20,085)             (27,442)              46,891
                                                         -----------          -----------          -----------
  Total adjustments                                          171,893             (144,091)           1,538,413
                                                         -----------          -----------          -----------

Net cash used by operating activities                       (387,353)            (586,265)          (2,006,270)
                                                         -----------          -----------          -----------

Cash flow from investing activities:
  Cash payments for the purchase of investments                   --              (94,500)            (179,219)
  Cash payments for the purchase of property                 (24,353)             (56,813)            (103,354)
                                                         -----------          -----------          -----------

Net cash used by investing activities                        (24,353)            (151,313)            (282,573)
                                                         -----------          -----------          -----------

Cash flow from financing activities:
  Return of capital                                               --                   --                6,936
  Treasury stock reacquired                                       --                   --              (12,500)
  Proceeds from loans - related party                        100,000              100,000
  Proceeds from additional paid in capital                     3,359                   --              143,359
  Proceeds from issuance of common stock                          --            1,838,286            2,076,062
                                                         -----------          -----------          -----------

Net cash provided by financing activities                    103,359            1,838,286            2,313,857
                                                         -----------          -----------          -----------

Net increase (decrease) in cash and cash equivalents        (308,347)           1,100,708               25,014

Cash and cash equivalents, beginning of the period           333,361                3,332                   --
                                                         -----------          -----------          -----------

Cash and cash equivalents, end of the period             $    25,014          $ 1,104,040          $    25,014
                                                         ===========          ===========          ===========

                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001



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

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of operating results to be expected for a full year.


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

The Company is considered to be in the development stage and the accompanying financial statements represent those of a development stage company.

Principles of Consolidation
---------------------------
The consolidated financial statements of the Company include those accounts of HBOA Holdings, Inc., a development stage company, and its wholly owned subsidiaries, HBOA.Com, Inc. and Aerisys, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------
For purposes of the statement of cash flows, the Company treats all short-term investments with maturities of six months or less to be cash equivalents.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001



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

No reduction for impairment of long-lived assets was necessary at June 30, 2001.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001



NOTE 2            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  - continued

Advertising Costs
-----------------
Advertising and marketing costs are expensed as incurred. During the six months ended June 30, 2001, advertising expenses totaled $18,175.

Stock Options
-------------
The Company elected to account for stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25 (APB Opinion No. 25) and related interpretations, and accounts for stock options and warrants issued to non-employees in accordance with SFAS 123.

Concentration of Risk
---------------------
Financial instruments that potentially subject the Company to credit risk include cash on deposit with one financial institution amounting to $25,014 at June 30, 2001. Financial institutions insure depositors for up to $100,000 through the U.S. Federal Deposit Insurance Corporation.

Basic Earnings (Loss) per Share
-------------------------------
Basic earnings (loss) per share for each year is computed by dividing income
(loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

Basic weighted average number of shares outstanding at June 30, 2001 is as follows:

                  Basic weighted average number
                      of shares outstanding                 21,625,000

In connection with the stock option and warrants, 2,540,000 shares of common stock are not included in the diluted earnings per share because the effect is antidilutive (See Note 8 and Note 9).


NOTE 3            PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2001 consisted of the following:

              Furniture and fixtures                             $     40,431
              Computer equipment & software                            40,970
                                                                 ------------

                                                                       81,401
              Less:  accumulated depreciation                         (16,708)
                                                                  -----------

                                                                  $    64,693
                                                                  ===========

6,982 Depreciation expense for the six months ended June 30, 2001 was $3,491.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001



NOTE 4            INTANGIBLE ASSETS

Intangible assets at June 30, 2001 are summarized by major classification as follows:

              Trademarks                                       $      7,273
              Web design                                            195,947
                                                                -----------


                                                                    203,220
              Less:  accumulated depreciation                       (56,756)
                                                                -----------

                                                                $   146,464
                                                                ===========

Amortization expense for the six months ended June 30, 2001 totaled $32,567.


NOTE 5           STOCKHOLDERS' EQUITY

Preferred Stock
---------------
Authorized 10,000,000 shares of preferred stock, no par value per share. None issued as of six months ended June 30, 2001.

Common Stock
------------
Authorized 25,000,00 shares of common stock, $0.0005 par value per share. Issued and outstanding 21,625,000 shares of common stock at June 30, 2001.


NOTE 6   INCOME TAXES

The Company has no current or deferred income tax due to its operating losses.

The Company's income tax expense for the six months ended June 30, 2001 differed from the statutory federal rate of 34% as follows:

           Statutory rate applied to loss
                  before income taxes                       $     144,900
           State income taxes, net of
                 federal income tax effect                          3,800
           Increase in valuation allowance                     (  148,700)
                                                            -------------


           Income Tax Expense                               $           0
                                                            =============

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001



NOTE 6   INCOME TAXES - continued

Deferred tax assets and liabilities consist of the following:

           Current deferred tax asset                      $               0
           Valuation allowance                                             0
                                                           -----------------

                                                           $               0
                                                           =================

           Non-current tax asset                                 $ 1,208,676
           Valuation allowance                                    (1,208,676)
                                                           ------------------

                                                           $               0
                                                           =================

The net operating loss carryforward for HBOA Holdings, Inc. may be limited in use due to a change of ownership. The non-current deferred tax asset results from the net operating loss carryforward of approximately $3,544,683 at June 30, 2001. The net operating loss carryforward, which is subject to annual limitations prescribed by the Internal Revenue Code, is available to offset future taxable income from 2017 through 2020. A 100% valuation allowance has been recorded to offset the net deferred tax asset due to uncertainty of the Company generating future taxable income.


NOTE 7            RELATED PARTY TRANSACTIONS

The Company has receivables at June 30, 2001from related party companies as follows:

              Due from related party                                 $     6,923

Such loans occurred during the ordinary course of business, bearing no interest, and due on demand. These loans, in the opinion of management, do not involve more than normal credit risk or other unfavorable areas of concern.

              Due to related party                                  $    100,000

On May 14, 2000, the Company received a loan from a related party in the amount of $50,000 due on demand with interest at the federal funds rate.

On June 18, 2000, the Company received a loan from a related party in the amount of $50,000 due on demand with interest at the federal funds rate.

After expiration of its lease for office space, the Company temporarily moved its offices to the premises of a related party company.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001



NOTE 8            STOCK OPTIONS AND COMPENSATION PLAN

Stock Compensation Plan
-----------------------
On October 10, 2000, HBOA Holdings, Inc. adopted the "Year 2000 Equity Compensation Plan." The Company registered the plan on November 16, 2000. The Company's stock compensation plan provides that officers, directors, employees and consultants may be granted shares of common stock. Under the plan, the options granted are qualified stock options, and the total amount of common stock that may be granted is 5.4 million shares. A total of 540,000 shares were granted to officers and employees at a weighted average price of $0.75 per share at December 31, 2000. Under the plan, no shares were granted for the six months ended June 30, 2001.

On December 18, 2000, HBOA Holdings, Inc adopted the "Non-qualified Stock Option Plan." This plan provides that key advisors who perform services for the Company or its subsidiaries and non-employee members of the board of directors of the Company may be granted non-qualified stock options. Under the Non-qualified Stock Option Plan, the total amount of shares of common stock that may be granted is 2,000,000 shares. As of December 31, 2000, a total of 1,000,000 shares Non-qualified Stock Option Plan at a weighed average price of $0.70 were granted to a key advisor for consultation services to be provided during the current year. For stock options issued to non-employees, the Company complies with regulations in accordance with SFAS No. 123. Accordingly, $100,185 was charged to operations on March 31, 2001, as payment for consulting services rendered during the first quarter of 2001, equivalent to 1,000,000 stock options. No shares have been granted for the six months ended June 30, 2001.


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


Changes during the six months ended June 30, 2001 are presented as follows:

                                                                    Weighted
                                                                     Average
                Stock Options                  Number of Options  Exercise Price
              ------------------------------------------------------------------

              Balance at beginning of period          1,940,000      $   0.75
              Granted                                         0           .00
              Exercised                                       0           .00
              Forfeited                                       0           .00
                                                    -----------

              Balance at end of period                1,940,000
                                                    ===========

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001



NOTE 8            STOCK OPTIONS  AND COMPENSATION PLAN - continued

The following table summarizes information about stock options outstanding at June 30, 2001:

                            OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                   -----------------------------------------     -----------------------------------------
                               Weighted          Weighted                                       Weighted
Range of        Number          Average           Average                 Number                 Average
Exercise      Outstanding     Remaining           Exercise             Exercisable at             Exercise
  Price        at 06/30/00   Contracted Life       Price                  06/30/00                Price
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


NOTE 9            WARRANTS

No warrants were granted during the six months ended June 30, 2001. Changes during the period are presented as follows:

                                                                                     Weighted
                                                                                      Common
                                                                  Common              Average
                                   Number of Warrants              Stock            Exercise Price
 --------------------------------------------------------------------------------------------------
 Balance at beginning of period              600,000                600,000        $     1.00
 Granted                                           0                      0                 0
 Exercised                                         0                                        0
 Forfeited                                         0                                        0
                                          ----------               --------

 Balance at end of period                    600,000                600,000
                                          ==========                =======



The following table summarizes information about warrants outstanding at June 30, 2001:

                            WARRANTS OUTSTANDING                       WARRANTS EXERCISABLE
                   -----------------------------------------     -----------------------------------------
                                 Weighted         Weighted                                       Weighted
Range of        Number            Average          Average               Number                  Average
Exercise      Outstanding     Remaining           Exercise            Exercisable at             Exercise
  Price        at 06/30/01   Contracted Life       Price                06/30/01                   Price
----------    ----------------------------------------------     --------------------------------------------------

0.75 - 1.25       600,000          3.75            1.00                   600,000                 1.00

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001



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


NOTE 11           SUBSEQUENT EVENT

On July 31, 2001, the Company received a loan from a related party in the amount of $50,000 due on demand with no interest.

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

Overview

         We currently have three distinct divisions: (1) the Aerisys Division,
(2) the HBOA Division and (3) the PARIS Division. The Aerisys Division offers ASP services in the form of branded, private communities hosted for K-12 schools, corporations, network marketing firms and affinity groups. The HBOA Division provides an online community with business tools and fee-based services for small and home-based businesses. The PARIS Division owns a membership interest in PARIS, LLC, a privately held corporation owned by Healthcare Financial Enterprises, Inc., LexSys Software and our company. The PARIS LLC was formed to launch a new service for hospitals for routing procedure authorizations between hospitals and insurance providers.

History

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

         The merger of HBOA-DC into our company in May 2000 was treated as a capital transaction and a recapitalization of HBOA-DC. Our financial statements became those of HBOA-DC, with adjustments to reflect the changes in equity structure and receipt of assets. As a result of this accounting treatment, our historical financial statements from the previous periods have been restated to include the operations of HBOA-DC. Prior to the merger, our revenues and expenses were nominal. The majority of the changes in our results of operations, liquidity and capital resources are due to the merger of HBOA-DC with and into HBOA-FL on May 31, 2000 and the accounting treatment of the merger..

Results of Operations

         We are a development stage company and our revenue from operations have been nominal. Sales, net of returns, were $1,020 during the three months ended June 30, 2001 and $2,148 during the six months ended June 30, 2001. During the period from July 7, 1998 (date of inception) through June 30, 2001, sales, net of revenues, were $15,229. Our revenues were lower than expected, because two of our customers, Firefigher.com and 121.TV, had financial problems. We had signed agreements with both of these clients to launch communities for their members in the first quarter of fiscal 2001. However, in May 2001, 121.TV closed its doors and did not launch the community that we developed for them. Likewise, the Firefigher.com community was never launched to their 30,000 members as their company lost funding to continue operations.

         Costs of sales was $9 during the three months ended June 30, 2001 and $193 during the six months ended June 30, 2001. During the period from July 7, 1998 (date of inception) through the June 30, 2001, costs of sales were $13,126.

         We had gross profit of $1,011 for the three months ended June 30, 2001 and a gross loss of $3,421 during the six months ended June 30, 2001. Our gross loss is primarily a result of our increased costs of sales. During the period from inception, July 7, 1998, through June 30, 2001, our gross profit was $13,881.

         Our operating expenses for the six months ended June 30, 2001 were $557,246 compared with operating expenses of $140,379 during the three month ended June, 2000. This increase is operating expenses is primarily due to increased expenses for salaries, professional fees, rent and depreciation and amortization.

         As a result of the forgoing, our net loss was $139,299 for the three months ended March 31, 2001 compared with a net loss of $559,246 for the six months ended June 30, 2001. For the period from July 7, 1998 (date of inception) through June 30, 2001, our net loss was $3,544,683.

Liquidity and Capital Resources

         As of June 30, 2001, we had cash on hand of $25,014. We expect that this cash on hand as of this date will allow us to meet our working capital requirements for the next month. Furthermore, on July 31, 2001, Mr. Verdier advanced another $50,000 to our company.

          We are presently exploring other options to raise additional capital for HBOA, in the form of debt or equity financing. On May 14, 2000 and June 18, 2000, Gary Verdier, our founder, President and Chairman advanced $50,000 to the Company for an aggregate of $100,000. On July 31, 2001, Mr. Verdier advanced another $50,000 to the Company. In total, Mr. Verdier has advanced $150,000 to the Company during the past four months. This loans are due on demand are bear interest at the federal funds rate.

         In order to obtain additional financing, we are considering obtaining a loan or loans from our other shareholders, which may be secured by a lien on all of our assets or our intellectual property. At this time, we have not entered into any definitive financing agreements, which are secured by our intellectual property or any other assets. See "We need Additional Capital" and "Proposed

Financing from Shareholders secured by a lien on the Company's Assets or Intellectual Property" under "Risk Factors."

         Our capital requirements have been and will continue to be significant due to, among other things, our expenses to develop our ASP business, including the marketing of the Aerisys Intelligent Community(TM), and to fulfill our obligations to the PARIS LLC. At the present time, we do not have any extensive capital commitments, other than our web hosting services fees in the amount of $17,940 per year. We also have an obligation to provide certain services under the PARIS LLC agreement. At this time, we are not able to estimate the costs of providing these services. We do not plan on making any new purchases of plant or equipment or hiring any additional employees during the next 12 month period.

         During the six months ended June 30, 2001, we used $387,353 in operating activities. This consisted primarily of our net loss of $559,246 offset by certain cash sources in the amount of $171,893, including $100,185 for compensation in exchange for stock, options and warrants. During the period from July 7, 1998 through March 31, 2001, we have used $2,006,270 in operating activities.

         During the six months ended June 30, 2001, we used $24,353 in investing activities to purchase property. During the period from inception (July 7, 1998) through June 30, 2001, we have used $282,573 in investing activities. In the six months ended June 30, 2001, we received $103,359 from financing activities, primarily as a result of a $100,000 loan from Gary Verider, our founder, Chairman and President. During the period from our inception (July 7, 1998) through June 30, 2001, we raised $2,313,857 in financing.

Plan of Operations

         Our Aerisys Division intends to generate revenues by marketing and selling the Aerisys Intelligent Community (TM) to schools. This product can be described as a hosted, private intranet that is branded for each new client to the colors and logo of that school. The Aerisys Intelligent Community(TM) is a branded, hosted private intranet that is simple to use, but powerful and robust for multi-tiered content. Unlike similar products, the Aerisys Intelligent Community for Schools(TM) will not cost the school anything, is private to one school's community and does not allow outside users to view school, teacher or classroom-level information. The schools will charge the parents an annual fee of approximately $100 to use the Aerisys Intelligent Community(TM) for their children.

         On May 11, 2001, we launched our Aerisys Intelligent Community(TM) for schools. On August 10, 2001, we announced that we will launch our first Aerisys Intelligent Community for Schools(TM) in a private school in Hollywood, Florida with approximately 580 students. Our agreement with the Hollywood school is for term of three years. We will probably not generate significant revenue during the first year. However, we expect that we will begin generating more revenues in the second and third years.

         We also plan on commencing other marketing efforts to promote our Aerisys Intelligent Community(TM). In late 2001, we intend to begin an "Internet Intelligence Fair" event series. These 1-day events will be hosted by Aerisys and corporate sponsors and will be held in metropolitan areas with high concentrations of K-12 schools. Initial plans include Miami, Atlanta, Dallas, Los Angeles, Chicago, Boston and San Francisco, but long-term plans include dozens more major and secondary cities nationwide. The Internet Intelligence Fair will offer schools, parents and teachers free training on the internet and computer products, including Aerisys Intelligent Schools for K-12 schools. During the rest of 2001, we expect to launch approximately 15 new communities for other schools in the South Florida marketplace, with is the test market for the Aerisys Intelligent Community Schools(TM). However, there can be no assurances that we will implement these marketing goals.

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

         The HBOA Division sees only minor amounts of membership due in part to its affiliation with the struggling online marketplace. For this reason, very few resources will be dedicated to this division in the months ahead.

PARIS Division

         In May 2000, we entered into an agreement with two other companies which will assist hospitals in obtaining the pre-authorization approvals that they need to obtain from insurance providers before they perform certain medical procedures. We refer to the procedure authorization routing interface system as the PARIS project. The fees for the service are expected to be transaction-based, whereby every authorization request (including its return response to the hospital) will create a billable transaction.

         In August 2000, the PARIS LLC began the first beta project at a South Florida hospital. The beta process is the first step toward launching the PARIS product at numerous other hospitals. The principals of the PARIS LLC expect to have a second beta hospital underway by the end of the summer and regular service started by late fall. However, there can be no assurances that the beta tests will be completed at that time or that this venture will ever be profitable.

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

Risk Factors

         In evaluating our business, the following risk factors should be considered:

We need additional capital

         Our capital requirements have been and will continue to be significant due to, among other things, our expenses to develop our ASP business. Management expects that our existing cash on hand of $25,014 on hand as of June 30, 2001 will last for 1 month. On July 31, 2001, Gary Verdier, our founder, advanced another $50,000 to our company. We are currently exploring various forms of financing, including but not limited sales of additional debt or equity securities (or a combination thereof) in future public or private offerings or obtaining loans from third parties. However, there can be no assurance that any such financing will in fact be available to us when needed or upon terms acceptable to us.

Our methods of generating revenue are relatively new and largely untested and we probably will not generate significant revenues in fiscal 2001

         Our Aerisys Division intends to generate revenues by (1) selling the Aerisys Intelligent Community(TM) to schools and (2) providing consulting services regarding the implementation of these services. With the Aerisys Intelligent Community(TM), we intend to have the parents pay an annual fee for use of the private branded network at the school. As of August 14, 2001, we have entered into an agreement with one private school in Hollywood, Florida. However, we do not expect our agreement to generate significant revenues in 2001. The Aerisy Division will also continue to sell private Intranet services to other organizations, such as corporations, network marketing firms and affinity groups.

          Similarly, there can be no assurance that our PARIS Division will generate revenues in the near future. Our PARIS Division is still in the development stage and the PARIs LLC is conducting beta testing at a hospital in South Florida.

         Our HBOA Division intends to generate revenues by (1) the sale of products and services from our Internet web site, (2) advertising revenues and
(3) fees to be a member of the HBOA web site. We will facilitate electronic commerce by directing users who ask a shopping question to electronic commerce merchants, some of who will compensate us for the referral. During fiscal 2000,we generated nominal revenues from the sale of memberships to our HBOA web site. Given the current economic climate, we do not plan on devoting significant resources to the HBOA division during the next few months.

We have a history of operating losses, a going concern qualification and expect to incur future losses

         We have a net loss of $3,544,683 for the period from July 7, 1998 (date of inception) through June 30, 2001. The footnotes to our financial statements for the three months ended June 30, 2001 include an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern, which may make it more difficult for us to raise additional capital. We do not anticipate that we will earn a profit, during the 2001 fiscal year, due, in part to start up costs associated with developing our ASP business, the Paris LLC and the further development of our HBOA web site. Furthermore, there can be no assurances that our business strategy will enable us to achieve profitable operations in the future. In particular, Accordingly, an investment in HBOA is a high-risk speculative investment suitable only for persons having no need for liquidity in their investment and who have adequate financial resources to withstand the total loss of their investment. Our success depends on the acceptance and increased use of Internet-based business software solutions and we cannot be sure that this will happen.

We are a development stage company and we face many risks related to our business

         We are a development stage company and face many risks related to the early-stage nature of our business. These risks include our ability to:

         - identify and secure as customers schools who will use our Aerisys Intelligent Community Schools(TM);

         -  fulfill our obligations under the PARIS LLC operating agreement;

         - the ability of the PARIS LLC to complete beta testing, the ability of the PARIS LLC to enter into contracts with hospitals that are profitable to the PARIS LLC;

         - increase awareness of our Aerisys Intelligent Community(TM), our ASP services and our HBOA web site,


         -  strengthen user-loyalty for our ASP services an our HBOA web site,

         - offer compelling content on our HBOA web site and attract a large number of advertisers from a variety of industries,

         - maintain our current, and develop new, strategi relationships for our ASP business and our web site,


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

Proposed loans from shareholders secured by a lien on all of our assets or our intellectual property

         We are presently exploring the possibility of receiving a loan or loans from our shareholders which are secured by a lien on some or all of our assets. As of August 14, 2001, Gary Verdier has advanced over $150,000 to our company. These loans were not secured by a lien on any of our assets. However, Mr. Verdier may not be willing to make any further loans to our company or he may demand that his previous loans be secured by some or all of our assets. Similarly, our other shareholders may not be willing to advance money to HBOA unless they receive a security interest in all of our assets or our intellectual property. As of August 14, 2001, we have not entered into any definitive financing agreements which grant a lien in our assets to any of our shareholders. However, if any of our shareholders receive a security interest in all of our assets and we default on our loan, our shareholders could foreclose on the pledged assets. Any foreclosure on pledged assets would have a material adverse effect on our business.

Our historical results may not be indicative of our future performance

         Our historical results of operations are not useful as a basis for predicting future operating results. The merger on May 31, 2000 of HBOA.Com, Inc., a District of Columbia corporation with and into our wholly owned subsidiary, HBOA.Com, Inc., a Florida corporation, was accounted for as a capital transaction and a recapitalization of HBOA-DC. As a result of this accounting treatment of the merger, our historical financial statements from prior periods have been restated to include the operations of HBOA-DC. Prior to the merger, our revenues and expenses were nominal. The majority of the changes in our results of operations, liquidity and capital resources are due to the merger of HBOA- DC with and into us on May 31, 2000 and the accounting treatment of the merger .

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

The growth in demand for outsourced business software applications is highly uncertain

         Growth in demand for and acceptance of our ASP services is highly uncertain. Since July 2001, we have focused on marketing and selling our Aerisys Intelligent Community to schools. WE have also sought to provide related ASP services to corporations, networking marketing groups and affinity groups. We believe that many of our potential customers are not fully aware of the benefits of outsourced solutions. It is possible that these solutions may never achieve market acceptance. If the market for our ASP services does not grow or grows more slowly than we currently anticipate, our business, financial condition and operating results would be materially adversely affected.

Our business strategy may not effectively address our market and we may never realize a return on the resources we have invested to execute our strategy


         We have made substantial investments to pursue our strategy. These investments include:

         - a developing software for the Aerisys Intelligent Community for School (TM);

         - developing a browser-based application for the PARIS LLC;

         - expending marketing resources to build awareness of the Aerisys Intelligent Community for Schools (TM) and other products and services of Aerisys;

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

         Some of our competitors may also be able to provide customers with additional benefits at lower overall costs. We cannot be sure that we will be able to match cost reductions by our competitors. In addition, we believe that here is likely to be consolidation in our markets. Consolidation could increase price competition and other competitive forces in ways that materially adversely affect our business, results of operations and financial condition. Finally, there are substantial barriers to entry, and we have no patented technology that would bar competitors from our market.


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

Additional Shares Eligible for Future Sale

         HBOA's Articles of Incorporation authorize the issuance of up to 25 million shares of Common Stock and 10 million shares of preferred stock. As of June 30, 2001, we had 21,625,000 shares of our common stock issued and outstanding. The issuance of additional shares of HBOA's common stock or preferred stock is solely within the discretion of HBOA's Board of Directors. The issuance of a substantial number of additional shares of common stock in connection with the further development of HBOA's business and such additional issuances may result in dilution to the purchasers in this Offering.

No Dividends

         We anticipate that earnings, if any, will be retained for the development of its business and will not be distributed to shareholders as cash dividends. The declaration and payment of cash dividends, if any, at some future time will depend upon our results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or senior securities and any other factors deemed relevant by HBOA's Board of Directors. The declaration and payment of cash dividends, if at all, by HBOA will be at the discretion of the Board of Directors.

 Investment Risks

         No representation can be made regarding the future operations or profitability or the amount of any future revenues, income or loss of HBOA. The success of HBOA will be subject to many factors beyond the control of HBOA, such as general economic conditions, competition, and general conditions in the home based business market. Prospective investors should be aware that they could lose their entire investment in HBOA. Even if HBOA is successful in its operations, there can be no assurance that investors will receive any cash dividend or derive a profit or benefit from their investment. .

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

                           PART II. OTHER INFORMATION

ITEM  5. OTHER INFORMATION

         Carl Wolf and Marion Wolf resigned as directors in July 2001. In August 2001, we expect to appoint George Williams and Stephen Golding to our Board. If these appointments are ratified, our board of directors will consist of Gary Verdier, Chairman, Harvey Judkowitz, George Williams and Stephen Golding.

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

Date: August 14, 2001                     HBOA HOLDINGS, INC.
                                          By /s/   Gary Verdier

                                          Gary Verdier
                                          President and Chief Executive Officer