Form 10QSB
period 2001-09-30
HBOA HOLDINGS INC
filed 2001-11-15
CIK 1042463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                  YES [ X ]           NO [  ]

The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of September 30, 2001 was 21,625,000.

                               HBOA HOLDINGS, INC.
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:
                                                                           PAGE
                                                                           ----

        Consolidated Balance Sheets as of September 30, 2001 and
        December 31, 2000 ...............................................     3

        Consolidated Statements of Operations for the Three months and
        Nine Months Ended September 30, 2001 and 2000 and for the
        period from July 7, 1998 (date of inception) to
        September 30, 2001 ..............................................     4

        Consolidated Statements of Changes in Stockholders' Equity from
        July 7, 1998 (date of inception) through September 30, 2001......

        Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000 and for the period from July 7, 1998
       (date of inception) through June 30, 2001 ........................     5

        Notes to Consolidated Financial Statements ......................  11-18

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ....................................... 19-32


                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ................................    33

Signatures ..............................................................    34

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                               SEPTEMBER 30, 2001


                                     Assets


Current assets
  Cash                              $ 13,223
  Accounts receivable                     --
  Other receivables                       --
  Prepaid expenses                    11,522
                                    --------
Total current assets                                   $ 24,745

Property and equipment, net                              61,202

Intangible assets, net                                  130,180

Other assets
  Deposits                             7,980
  Due from related party               6,923
                                    --------
                                                         14,903
                                                       --------

                                                       $231,030
                                                       ========






                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                               SEPTEMBER 30, 2001


                Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable                                     $    27,188
Accrued salaries                                          10,246
Payroll taxes                                                 --
  Due to related parties                                 200,000
                                                     -----------
Total current liabilities                                           $   237,434


Stockholders' deficit
Common stock, $0.0005  par value, 25,000,000
    shares authorized; 21,625,000 shares issued           10,812
Additional paid in capital                             3,669,588
Deficit accumulation during the development stage     (3,674,304)
                                                     -----------
                                                           6,096
Less: Treasury stock, 50,000 shares at cost              (12,500)
                                                     -----------
                                                                         (6,404)
                                                                    -----------

                                                                    $   231,030
                                                                    ===========









                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                                                                Period from
                                                                                                               July 7, 1998
                                                                                                            (Date of inception)
                                                              For the period ended September 30,                   to
                                                    Three months ended              Nine months ended         September 30,
                                                   2001            2000           2001             2000           2001
                                               -----------     -----------     -----------     -----------     -----------
Income
Sales, net of returns                          $        75     $     1,636     $     2,223     $     4,191     $    15,304
Management fees                                         --              --              --              --          11,778
Cost of sales                                         (823)         (1,048)         (6,392)         (1,379)        (13,949)
                                               -----------     -----------     -----------     -----------     -----------

                                                      (748)            588          (4,169)          2,812          13,133

Expenses
  Salaries                                          37,236         106,272         233,767         216,998         725,581
  Consulting                                            --          43,500         110,225         204,109       1,751,307
  Professional fees                                 16,122          36,484          69,102          63,568         263,216
  Marketing and advertising                          9,859           9,748          28,034          27,354         110,756
  Loss on web site design                               --              --              --          24,128          49,316
  Rent                                                  --          30,038          63,241          60,620         160,624
  Other general and administrative expenses         45,912          91,192         122,577         180,235         433,423
  Loss on purchase option                               --         139,255              --         139,255         139,255
  Depreciation and amortization                     19,774           5,338          59,323           7,060          93,238
                                               -----------     -----------     -----------     -----------     -----------

                                                   128,903         461,827         686,269         923,327       3,726,716
Other income
  Interest income                                       30          13,283           1,571          30,405          39,279
                                               -----------     -----------     -----------     -----------     -----------

Net loss                                       $  (129,621)    $  (447,956)    $  (688,867)    $  (890,110)    $(3,674,304)
                                               ===========     ===========     ===========     ===========     ===========

Earnings per share
   Net loss per common share                   $     (0.01)    $     (0.08)    $     (0.03)    $     (0.16)    $     (0.17)
                                               -----------     -----------     -----------     -----------     -----------




                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
       PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2001

                                                                                       Deficit
                                                                                     accumulated
                                                                                     through the
                                             Common Stock                Paid in     Development      Treasury Stock
                                                Shares      Amount       Capital        stage        Shares     Amount     TOTAL
                                             --------------------------------------------------------------------------------------
Issuance of common stock for cash
on July 7, 1998                                6,426,975    $ 75,000     $    --      $     --          --     $    --    $ 75,000

Net loss December 31, 1998                                                              (52,257)                           (52,257)
                                             --------------------------------------------------------------------------------------
Balance December 31, 1998                      6,426,975      75,000          --        (52,257)                            22,743

Issuance of common stock for cash              2,142,325      25,000                                                        25,000

Merge of Home Based Business Owner
   Association of America, Inc. and HBOA.
   Com, Inc.                                                     990                                                           990

Issuance of common stock for cash
on April 20, 1999                                  8,569      10,000                                                        10,000

Issuance of common stock for cash
on April 22, 1999                                  1,714       2,000                                                         2,000

Issuance of common stock for cash
on April 30, 1999                                     86         100                                                           100

                                             --------------------------------------------------------------------------------------
                   Sub-total                   8,579,669   $ 113,090     $    --      $ (52,257)        --     $    --    $ 60,833









                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
       PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2001


                                                                                       Deficit
                                                                                     accumulated
                                                                                     through the
                                             Common Stock                Paid in     Development      Treasury Stock
                                                Shares      Amount       Capital        stage        Shares     Amount     TOTAL
                                             --------------------------------------------------------------------------------------
                   Sub-total                   8,579,669    $ 113,090    $    --      $ (52,257)          --  $    --     $ 60,833
Issuance of common stock for cash
on May 11, 1999                                    2,571        3,000                                                        3,000

Issuance of common stock for cash
on May 28, 1999                                    1,285        1,500                                                        1,500

Issuance of common stock for cash
on June 7, 1999                                     2828         3300                                                         3300

Issuance of common stock for cash
on July 12, 1999                                     428          500                                                          500

Issuance of common stock in exchange
    for servicesper contract on
    December 31, 1999                                857        1,000         --                                             1,000

Issuance of common stock in exchange for loan
   payable to a related party on December
31, 1999                                         181,584      211,900         --                                           211,900

Contribution of shares from principal
shareholders                                    (199,922)                                                                       --
                                                -----------------------------------------------------------------------------------
                   Sub-total                   8,569,300    $ 334,290    $    --      $ (52,257)          --  $    --    $ 282,033







                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
       PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2001

                                                                                       Deficit
                                                                                     accumulated
                                                                                     through the
                                             Common Stock                Paid in     Development      Treasury Stock
                                                Shares      Amount       Capital        stage        Shares     Amount     TOTAL
                                             --------------------------------------------------------------------------------------
                   Sub-total                   8,569,300    $ 334,290    $    --      $ (52,257)          --  $    --     $ 282,033

Net loss December 31, 1999                                                             (327,921)                           (327,921)
                                                ------------------------------------------------------------------------------------
Balance December 31, 1999                      8,569,300    $ 334,290    $    --     $ (380,178)          --  $    --     $ (45,888)

Issuance of common stock according to the
   private offering dated February 7, 2000
   net of  offering expenses                   1,730,998     1,810,872                                                    1,810,872

Issuance of common stock in exchange
for loan payable to a related party on
June 30, 2000                                      9,640       11,249                                                        11,249

Prorated return of capital to common
shareholders based on dividends                                (6,936)                                                       (6,936)

Issuance of common stock in exchange for
services per contract on June 30, 2000             5,313        6,200                                                         6,200

Issuance of common stock for cash,
on June 30, 2000                                   5,056        5,900                                                         5,900

                                              -------------------------------------------------------------------------------------
                   Sub-total                  10,320,307   $2,161,575    $    --     $ (380,178)          --  $    --    $1,781,397









                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
       PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2001

                                                                                       Deficit
                                                                                     accumulated
                                                                                     through the
                                             Common Stock                Paid in     Development      Treasury Stock
                                                Shares      Amount       Capital        stage        Shares     Amount     TOTAL
                                             --------------------------------------------------------------------------------------
                   Sub-total                   10,320,307   $2,161,575  $       --   $ (380,178)        --   $    --    $1,781,397

Contribution of shares from principal
shareholders                                   (1,751,007)                                                                      --

Acquisition of assets of Mizar Energy
on May 31, 2000                                 1,430,700          510                                                         510

Additional paid in capital from shareholders                                65,000                                          65,000

Recapitalization  on May 31, 2000                           (2,152,085)  2,152,085                                              --

On November 28, 2000, shares of common
stock were issued to a consultant in
exchange for consulting services                  440,000          440     687,060                                         687,500

On November 20, 2000, shares of common
stock were issued to consultants in
exchange for consulting services                  350,000          350     568,400                                         568,750

                                                -----------------------------------------------------------------------------------

                   Sub-total                   10,790,000     $ 10,790  $3,472,545   $ (380,178)        --   $    --    $3,103,157











                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
       PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2001

                                                                                       Deficit
                                                                                     accumulated
                                                                                     through the
                                             Common Stock                Paid in     Development      Treasury Stock
                                                Shares      Amount       Capital        stage        Shares     Amount     TOTAL
                                             --------------------------------------------------------------------------------------
                   Sub-total                  10,790,000    $ 10,790    $3,472,545   $  (380,178)        --   $    --   $3,103,157

On December 11, 2000, shares of common
stock were issued in exchange for options
granted to an officer.                            22,500          22        33,728                                          33,750

Compensation for consulting services in
exchange of stock options and warrants                                      59,770                                          59,770

Stock reacquired on December 7, 2000
totaling 50,000 shares at cost                                                                      (50,000)   (12,500)    (12,500)

Stock split 2:1                               10,812,500

Net loss December 31, 2000                                                            (2,605,259)                       (2,605,259)
                                             ---------------------------------------------------------------------------------------
Balance December 31, 2000                     21,625,000      10,812     3,566,043    (2,985,437)   (50,000)   (12,500)    578,918

Additional capital paid in from shareholders                                 3,360                                           3,360

Compensation for consulting services in
exchange of stock options and warrants                                     100,185                                         100,185

Net loss September 30, 2001                                                             (688,867)                         (688,867)
                                             ---------------------------------------------------------------------------------------

                                              21,625,000    $ 10,812    $3,669,588   $(3,674,304)   (50,000   $(12,500) $   (6,404)
                                             =======================================================================================









                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                                        Period from
                                                                                                        July 7, 1998
                                                                                                    (Date of inception)
                                                                                                            to
                                                                  Nine months ended September 30,      September 30,
                                                                 2001                 2000                2001
                                                             -----------          -----------          -----------
Cash flows from operating activities
  Net loss                                                   $  (688,867)         $  (890,110)         $(3,674,304)
                                                             -----------          -----------          -----------

Adjustments to reconcile net loss to net cash
provided by operating activities:
  Depreciation and amortization                                   59,323                7,060               93,238
  Compensation in exchange for stock, options
    and warrants                                                 100,185                   --            1,449,955
  Loss on investments                                            139,255
  (Increase) decrease in loans                                        --              (29,815)              (6,923)
  (Increase) decrease in deposits and advances                        --               (7,510)              (7,980)
  (Increase) decrease in accounts receivables                        440                 (832)                  --
  (Increase) decrease in other receivables                        33,750               (7,405)                  --
  (Increase) decrease in prepaid expenses                         23,526              (67,993)             (16,994)
  Increase (decrease) in accounts payable
    and accrued expenses                                         (27,503)              49,596               46,891
                                                             -----------          -----------          -----------
  Total adjustments                                              189,722               82,356            1,558,187
                                                             -----------          -----------          -----------

Net cash used in operating activities                           (499,145)            (807,754)          (2,116,117)
                                                             -----------          -----------          -----------

Cash flow from investing activities:
  Cash payments for the purchase of investments                       --              (63,930)            (179,219)
  Cash payments for the purchase of property                     (24,353)            (240,843)            (103,354)
                                                             -----------          -----------          -----------

Net cash used in investing activities                            (24,353)            (304,773)            (282,573)
                                                             -----------          -----------          -----------

Cash flow from financing activities:
  Return of capital                                                   --                   --                6,936
  Treasury stock reacquired                                           --                   --              (12,500)
  Proceeds from loans - related party                            200,000              100,000
  Proceeds from additional paid in capital                         3,360                   --              143,359
  Proceeds from issuance of common stock                              --            1,828,287            2,076,062
                                                             -----------          -----------          -----------

Net cash provided by financing activities                        203,360            1,828,287            2,313,857
                                                             -----------          -----------          -----------

Net increase (decrease) in cash and cash equivalents            (320,138)             715,760              (84,833)

Cash and cash equivalents, beginning of the period               333,361                3,842                   --
                                                             -----------          -----------          -----------

Cash and cash equivalents, end of the period                 $    13,223          $   719,602          $   (84,833)
                                                             ===========          ===========          ===========

                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001



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

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of operating results to be expected for a full year.


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

Cash and Cash Equivalents
--------------------------
For purposes of the statement of cash flows, the Company treats all short-term investments with maturities of three months or less to be cash equivalents.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001


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

No reduction for impairment of long-lived assets was necessary at September 30, 2001.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001



NOTE 2            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  - continued

Advertising Costs
-----------------

Advertising and marketing costs are expensed as incurred. During the nine months ended September 30, 2001, advertising expenses totaled $28,034.

Stock Options
-------------

The Company elected to account for stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25 (APB Opinion No. 25) and related interpretations, and accounts for stock options and warrants issued to non-employees in accordance with SFAS 123.

Concentration of Risk
---------------------

Financial instruments that potentially subject the Company to credit risk include cash on deposit with one financial institution amounting to $13,223 at September 30, 2001. Financial institutions insure depositors for up to $100,000 through the U.S. Federal Deposit Insurance Corporation.

Basic Earnings (Loss) per Share
Basic earnings (loss) per share for each year is computed by dividing income
(loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

Basic weighted average number of shares outstanding at September 30, 2001 is as follows:

          Basic weighted average number
              of shares outstanding                               21,625,000

In connection with the stock option and warrants, 2,540,000 shares of common stock are not included in the diluted earnings per share because the effect is antidilutive (See Note 9 and Note 10).


NOTE 3            PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2001 consisted of the following:


              Furniture and fixtures                             $     40,431
              Computer equipment & software                            40,970
                                                                 ------------

                                                                       81,401
              Less:  accumulated depreciation                         (20,199)
                                                                  -----------

                                                                  $    61,202

Depreciation expense for the nine months ended September 30, 2001 was $10,473.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001


NOTE 4            INTANGIBLE ASSETS

Intangible assets at September 30, 2001 are summarized by major classification as follows:

              Trademarks                                            $     7,273
              Web design                                                195,947
                                                                    -----------


                                                                        203,220
              Less:  accumulated depreciation                           (73,040)
                                                                    -----------
                                                                    $   130,180
                                                                    ===========

Amortization expense for the nine months ended September 30, 2001 totaled
$48,850.


NOTE 5   LONG-TERM NOTES PAYABLE

Long-term notes payable at September 30, 2001 are summarized as follows:

       Note payable to a related  party with no specified  rate of
       interest; due on demand.                                       $  50,000

       Note payable to a related party with no specified rate of
       interest; due on demand.                                          50,000

       Note payable to a related party with no specified rate of
       interest; due on demand.                                          50,000

       Note payable to a related party with no specified rate of
       interest; due on demand.                                          50,000
                                                                     ----------

                                                                        200,000
       Less current portion                                            (200,000)
                                                                      ---------

       Total long-term notes payable:                                 $       0
                                                                      =========

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001



NOTE 6           STOCKHOLDERS' EQUITY

Preferred Stock
Authorized 10,000,000 shares of preferred stock, no par value per share. None issued as of nine months ended September 30, 2001.

Common Stock
Authorized 25,000,00 shares of common stock, $0.0005 par value per share. Issued and outstanding 21,625,000 shares of common stock as of nine months ended September 30, 2001.


NOTE 7            INCOME TAXES

The Company has no current or deferred income tax due to its operating losses.

The Company has a federal net operating loss carryforward at September 30, 2001 of $3,644,335, and capital gain carryfoward at September 30, 2001 of $ 202,457, subject to annual limitations prescribed by the Internal Revenue Code, that are available to offset future taxable income through 2021. A 100% valuation allowance has been recorded to offset the net deferred taxes due to uncertainty of the Company's ability to generate future taxable income. The net operating loss carryforward, approximates $688,867 at September 30, 2001 and $2,985,437 at December 31, 2000.

              Current taxes                              $           0
              Deferred taxes                                 1,309,000
              Valuation allowance                           (1,309,000)
                                                         -------------

                                                         $           0
                                                         =============

The Company's income tax expense for the nine months ended September 30, 2001 differed from the statutory federal rate of 34% as follows:

              Statutory rate applied to loss
                  before income taxes                           $    234,000
              State income taxes, net of
                  federal income tax effect                           41,000
              Increase in valuation allowance                       (275,000)
              Other                                                        0
                                                                ------------

              Income Tax Expense                                $          0
                                                                =============

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001


NOTE 8            RELATED PARTY TRANSACTIONS

The Company has receivables at September 30, 2001 from a related party company totaling $6,923. This loan occurred during the ordinary course of business, bearing no interest, and due on demand. In the opinion of management, this loan does not bear more than normal credit risk, nor other unfavorable areas of concern.

At September 30, 2001, amounts due to related parties totaled $200,000 as follows:

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

         On September 5, 2001, the Company received a loan from a related party in the amount of $50,000 due on demand with no interest.

After expiration of its lease for office space, the Company temporarily moved its offices to the premises of a related party.


NOTE 9            STOCK OPTIONS AND COMPENSATION PLAN

Stock Compensation Plan
-----------------------

On October 10, 2000, HBOA Holdings, Inc. adopted the "Year 2000 Equity Compensation Plan." The Company registered the plan on November 16, 2000. The Company's stock compensation plan provides that officers, directors, employees and consultants may be granted shares of common stock. Under the plan, the options granted are qualified stock options, and the total amount of common stock that may be granted is 5.4 million shares. A total of 540,000 shares were granted to officers and employees at a weighted average price of $0.75 per share at December 31, 2000. Under the plan, no shares were granted for the nine months ended September 30, 2001.

On December 18, 2000, HBOA Holdings, Inc adopted the "Non-qualified Stock Option Plan." This plan provides that key advisors who perform services for the Company or its subsidiaries and non-employee members of the board of directors of the Company may be granted non-qualified stock options. Under the Non-qualified Stock Option Plan, the total amount of shares of common stock that may be granted is 2,000,000 shares. As of December 31, 2000, a total of 1,000,000 shares Non-qualified Stock Option Plan at a weighed average price of $0.70 were granted to a key advisor for consultation services to be provided during the current year. For stock options issued to non-employees, the Company complies with regulations in accordance with SFAS No. 123. Accordingly, $100,185 was charged to operations on March 31, 2001, as payment for consulting services rendered during the first quarter of 2001, equivalent to 1,000,000 stock options. No shares have been granted for the nine months ended September 30, 2001.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001



NOTE 9            STOCK OPTIONS  AND COMPENSATION PLAN - continued

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



Changes during the nine months ended September 30, 2001 are presented as follows:

                                                                   Weighted
                                                                    Average
            Stock Options                   Number of Options    Exercise Price
--------------------------------------------------------------------------------

            Balance at beginning of period       1,940,000         $      0.75
            Granted                                      0                 .00
            Exercised                                    0                 .00
            Forfeited                                    0                 .00
                                                ----------

              Balance at end of period           1,940,000
                                               ===========



The following table summarizes information about stock options outstanding at September 30, 2001:

                            OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                   -----------------------------------------     -----------------------------------------
                                 Weighted         Weighted                                      Weighted
Range of         Number           Average          Average                 Number               Average
Exercise       Outstanding       Remaining        Exercise            Exercisable at            Exercise
  Price        at 09/30/01   Contracted Life       Price                  09/30/01               Price
----------    ----------------------------------------------     ------------------------------------------
    0.75            80,000         9.75           $ 0.75                    0                $      .00
    0.75           460,000         9.75             0.75                    0                       .00
 .625 - 1.00      1,400,000         1-2.75           0.75                1,400,000                   .75

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001


NOTE 10           WARRANTS

No warrants were granted during the nine months ended September 30, 2001. Changes during the period are presented as follows:

                                                                                                      Weighted
                                                                                Common                Average
                                                  Number of Warrants             Stock              Exercise Price
-------------------------------------------------------------------------------------------------------------------

              Balance at beginning of period              600,000                600,000        $     1.00
              Granted                                           0                      0                 0
              Exercised                                         0                                        0
              Forfeited                                         0                                        0
                                                       ----------              ---------

              Balance at end of period                    600,000                600,000
                                                       ==========              =========


The following table summarizes information about warrants outstanding at September 30, 2001:

                            WARRANTS OUTSTANDING                       WARRANTS EXERCISABLE
                   -----------------------------------------     -----------------------------------------

                                 Weighted         Weighted                                       Weighted
Range of        Number            Average          Average                 Number                 Average
Exercise      Outstanding     Remaining           Exercise            Exercisable at             Exercise
  Price        at 09/30/01   Contracted Life       Price                  09/30/01                 Price
----------    ----------------------------------------------     --------------------------------------------------

0.75 - 1.25       600,000          3.75            1.00                   600,000                 1.00



NOTE 11           GOING CONCERN UNCERTAINTY

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


NOTE 12           SUBSEQUENT EVENT

On October 23, 2001, the Company received a loan from a related party in the amount of $30,000 due on demand with no interest.

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

Results of Operations

         We are a development stage company and our revenue from operations have been nominal. Sales, net of returns, were $75 during the three months ended September 30, 2001 and $2,223 during the nine months ended September 30, 2001. During the period from July 7, 1998 (date of inception) through September 30, 2001, sales, net of revenues, were $15,304.

         Costs of sales was $823 during the three months ended September 30, 2001 and $1,048 during the nine months ended September 30, 2001. During the period from July 7, 1998 (date of inception) through September 30, 2001, costs of sales were $13,949.

         We had a gross loss of $748 for the three months ended September 30, 2001 and a gross loss of $4,169 during the nine months ended September 30, 2001. Our gross loss is primarily a result of our failure to generate revenues and the expenses that we incurred to generate sales. During the period from inception, July 7, 1998, through September 30, 2001, our gross profit was $13,133. These profits came from the sale of HBOA memberships.

         Our operating expenses for the three months ended September 30, 2001 were $128,903 compared with $461,827 for the three months ended September 30, 2000. Our operating expenses for the three months ended September 30, 2001 consisted of salaries, professional fees, marketing and advertising, depreciation and amortization and other general and administrative expenses. Our operating expenses for the nine months ended September 30, 2001 were $688,867 compared with operating expenses of $923,327, during the nine month ended September 30, 2000. Our operating expenses have decreased primarily because we have not been as active. Furthermore, in fiscal 2001, we do not have to recognize a $139,255 loss on a purchase option, which we incurred in connection with our proposed acquisition of an Internet company in fiscal 2000..

         As a result of the forgoing, our net loss was $129,621 for the three months ended September 30, 2001 compared with a net loss of $447,956 or the three months ended September 30, 2000. For the period from July 7, 1998 (date of inception) through September 30, 2001, our net loss was $3,674,304.

Liquidity and Capital Resources

         As of September 30, 2001, we had cash on hand of $13,223. We expect that this cash on hand as of this date will allow us to meet our working capital requirements for the next month. Beginning in May 2001 through October 23 2001, Mr. Verdier, our founder and Chairman, has advanced an aggregate of $230,000 to our company. These loans are due on demand.

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

         Our capital requirements have been and will continue to be significant due to, among other things, our expenses to develop our ASP business and fulfill our obligations to the PARIS LLC. At the present time, we do not have any extensive capital commitments, other than our web hosting services fees in the amount of $17,940 per year. At this time, we are not able to estimate the costs of providing these services. We do not plan on making any new purchases of plant or equipment or hiring any additional employees during the next 12 month period.

         During the nine months ended September 30, 2001, we used $499,145 in operating activities. This consisted primarily of our net loss of $688,867 offset by certain cash sources in the amount of
$162,219. During the period from July 7, 1998 through September 30, 2001, we have used $2,116,117 in operating activities.

         During the nine months ended September 30, 2001, we used $24,353 in investing activities to purchase property. During the period from inception (July 7, 1998) through September 30, 2001, we have used $282,573 in investing activities. During the nine months ended September 30, 2001, we received $203,360 from financing activities, primarily as a result of a $200,000 loan from Gary Verider, our founder, Chairman and President. During the period from our inception (July 7, 1998) through September 30, 2001, we raised $2,313,857 in financing.

Plan of Operations

         Our Aerisys Division intends to generate revenues by marketing and selling the Aerisys Intelligent Community to schools. This product can be described as a hosted, private intranet that is branded for each new client to the colors and logo of that school. The Aerisys Intelligent Community is a branded, hosted private intranet that is simple to use, but powerful and robust for multi-tiered content. Unlike similar products, the Aerisys Intelligent Community for Schools will not cost the school anything, is private to one school's community and does not allow outside users to view school, teacher or classroom-level information. The schools will charge the parents an annual fee of approximately $100 to use the Aerisys Intelligent Community for their children.

         On May 11, 2001, we launched our Aerisys Intelligent Community for schools. On August 10, 2001, we announced that we will launch our first Aerisys Intelligent Community for Schools in a private school in Hollywood, Florida with approximately 580 students. Our agreement with the Hollywood school is for term of three years. We will probably not generate significant revenue during the first year. However, we expect that we will begin generating more revenues in the second and third years.

         We also plan on commencing other marketing efforts to promote our Aerisys Intelligent Community. In 2002, we intend to begin an "Internet Intelligence Fair" event series. These 1-day events will be hosted by Aerisys and corporate sponsors and will be held in metropolitan areas with high concentrations of K-12 schools. Initial plans include Miami, Atlanta, Dallas, Los Angeles, Chicago, Boston and San Francisco, but long-term plans include dozens more major and secondary cities nationwide. The Internet Intelligence Fair will offer schools, parents and teachers free training on the internet and computer products, including Aerisys Intelligent Schools for K-12 schools. In 2002, we expect to launch approximately 15 new communities for other schools in the South Florida marketplace, with is the test market for the Aerisys Intelligent Community Schools. However, there can be no assurances that we will implement these marketing goals.

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


Risk Factors

         In evaluating our business, the following risk factors should be considered:

We need additional capital

         Our capital requirements have been and will continue to be significant due to, among other things, our expenses to develop our ASP business. Management expects that our existing cash on hand of $13,223 on hand as of September 30, 2001 will last for 1 month. As of October 23, 2001, Gary Verdier, our founder and Chairman, has advanced $230,000 to our company. We are currently exploring various forms of financing, including but not limited sales of additional debt or equity securities (or a combination thereof) in future public or private offerings or obtaining loans from third parties. However, there can be no assurance that any such financing will in fact be available to us when needed or upon terms acceptable to us.

Our methods of generating revenue are relatively new and largely untested and we probably will not generate significant revenues in fiscal 2001

         Our Aerisys Division intends to generate revenues by (1) selling the Aerisys Intelligent Community for Schools and (2) providing consulting and training services. With the Aerisys Intelligent Community, we intend to have the parents pay an annual fee for use of the private, branded network at the school. At September 30, 2001, one pilot school was launched in Hollywood, Florida with a full service Intelligent Community and all training completed. We expect this pilot school to assist us generate 3 additional Intelligent Community sales in the local markets through referrals in the next 6 months. We further expect that this same school will be a normal, revenue-generating Intelligent Community starting in August, 2002 with revenues of $35,000 per year for this one school. However, there can be no assurances that we will obtain the referrals to perform work for other schools or that any revenues will be generated from these agreements.

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

We have a history of operating losses, a going concern qualification and expect to incur future losses

         We have a net loss of $3,674,304 for the period from July 7, 1998 (date of inception) through September 30, 2001. The footnotes to our financial statements for the nine months ended September 30, 2001 include an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern, which may make it more difficult for us to raise additional capital. We do not anticipate that we will earn a profit, during the 2001 fiscal year, due, in part to start up costs associated with developing our ASP business and the further development of our HBOA web site. Furthermore, there can be no assurances that our business strategy will enable us to achieve profitable operations in the future.

We are a development stage company and we face many risks related to our business

         We are a development stage company and face many risks related to the early-stage nature of our business. These risks include our ability to:

          - identify and secure as customers schools who will use our Aerisys Intelligent Community Schools;
          -    fulfill our obligations under the PARIS LLC operating agreement;
          - the ability of the PARIS LLC to complete beta testing, the ability of the PARIS LLC to enter into contracts with hospitals that are profitable to the PARIS LLC;
          - increase awareness of our Aerisys Intelligent Community, our ASP services and our HBOA web site,
          - strengthen user-loyalty for our ASP services an our HBOA web site, 23
          - offer compelling content on our HBOA web site and attract a large number of advertisers from a variety of industries,
          - maintain our current, and develop new, strategi relationships for our ASP business and our web site,
          -    respond effectively to competitive pressures,
          -    continue to develop and upgrade our technology and

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

Proposed loans from shareholders secured by a lien on all of our assets or our intellectual property

         We are presently exploring the possibility of receiving a loan or loans from our shareholders which are secured by a lien on some or all of our assets. As of October 23, 2001, Gary Verdier has advanced approximately $230,000 to our company. These loans were not secured by a lien on any of our assets. However, Mr. Verdier may not be willing to make any further loans to our company or he may demand that his previous loans be secured by some or all of our assets. Similarly, our other shareholders may not be willing to advance money to HBOA unless they receive a security interest in all of our assets or our intellectual property. As of September 30, 2001, we have not entered into any definitive financing agreements which grant a lien in our assets to any of our shareholders. However, if any of our shareholders receive a security interest in all of our assets and we default on our loan, our shareholders could foreclose on the pledged assets. Any foreclosure on pledged assets would have a material adverse effect on our business.

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

The growth in demand for outsourced business software applications is highly uncertain

         Growth in demand for and acceptance of our ASP services is highly uncertain. Since July 2000, we have focused on marketing and selling our Aerisys Intelligent Community to schools. We have also sought to provide related ASP services to corporations, networking marketing groups and affinity groups. We believe that many of our potential customers are not fully aware of the benefits of outsourced solutions. It is possible that these solutions may never achieve market acceptance. If the market for our ASP services does not grow or grows more slowly than we currently anticipate, our business, financial condition and operating results would be materially adversely affected.

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

Additional Shares Eligible for Future Sale

         HBOA's Articles of Incorporation authorize the issuance of up to 25 million shares of Common Stock and 10 million shares of preferred stock. As of September 30, 2001, we had 21,625,000 shares of our common stock issued and outstanding. The issuance of additional shares of HBOA's common stock or preferred stock is solely within the discretion of HBOA's Board of Directors. The issuance of a substantial number of additional shares of common stock in connection with the further development of HBOA's business and such additional issuances may result in dilution to the purchasers in this Offering.

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

                           PART II. OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

A.       Exhibits

         None

B.       Reports on Form 8-K

         The Company did not file any Reports on Form 8-K during the nine months ended September 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001          HBOA HOLDINGS, INC.

                                 By /s/ Gary Verdier
                                    ------------------------------------------
                                    Gary Verdier
                                    President and Chief Executive Officer
                                    (Principal Financial and Accounting Officer)