Form 10KSB
period 2001-12-31
HBOA HOLDINGS INC
filed 2002-04-15
CIK 1042463

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                        COMMISSION FILE NUMBER 000-24977

                               HBOA HOLDINGS, INC.
                               -------------------
               (Exact Name of Registrant as Specified in Charter)

          Florida                                            65-1053546
          -------                                            ----------
(State or other jurisdiction of                     (I.R.S. Employer ID. Number)
incorporation or organization)

5200 NW 33rd Avenue, Suite 215
Ft. Lauderdale, FL                                                   33309
----------------------------------------                      ------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (954) 938-8010
                                                     --------------

         Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock, par value $.001 per share
                                (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) , and (2) has been subject to such filing requirements for
the past ninety (90) days.   Yes X    No
                                ---     ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. X
       ---

         Issuer's revenues for the most recent fiscal year were $2,223

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,494,312 on March 28 2002 based upon the latest published average bid price at the close of the market on March 28, 2002, the most recently available bid date for the Registrant's Common Stock.

         The approximate number of shares outstanding of the Registrant's common stock on March 31, 2001 was 21,725,000.

         DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                                ----      ---

                                     PART I

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Annual Report on Form 10-KSB for HBOA Holdings, Inc. (the "Company," "we" or "us") constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act. Such statements include, but are not limited to statements about (a) the Company's growth strategies, (b) anticipated trends in the Company's industry, (c) the Company's future financing plans and (d) management's expectations and objectives regarding the Company's future financial position and operating results. These statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company be materially different from any future results, performance or achievements expressed or implied by such for-ward-looking statements. Some of these risks and uncertainties are defined in "Plan of Operations - Risk Factors" on page 11 of this Form 10-KSB.

         The Company cautions readers that these forward-looking statements speak only as of the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company's expectations or any changes in events, conditions or circumstances on which such statement is based.

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         We currently have three distinct divisions: (1) the Aerisys Division,
(2) the PARIS Division and (3) the HBOA Division. The Aerisys Division offers branded, private communities for schools, corporations and large groups. The PARIS Division owns a 17.99% membership interest in PARIS Health Services, Ltd. ("PARIS Project"). The PARIS Project was formed to launch a new service for hospitals for routing procedure authorizations between hospitals and insurance providers. The HBOA Division provides an online community with business tools and fee-based services for small and home based businesses.

AERISYS DIVISION

         Our Aerisys Division markets and sells the Aerisys Intelligent Community(TM) to schools. The Aerisys Intelligent Community(TM) is a a web-based software program and private, browser- based intranet that allows schools to collaborate with parents and faculty each day on classroom homework, assignments, critical dates, team priorities and school news in a private forum. The network is branded to a private logo and color scheme for each school and Aerisys hosts the community for the schools. Parents can receive private or group messages from teachers and administrators, and schools are be able to reduce paper costs. The program is hosted by Aerisys, which saves the schools money each year. It is our understanding that most schools will charge the parent an annual technology fee for this service of approximately $120 per family per year. However, our fee will vary depending on the number of families and the term of the contract the school selects with Aerisys. We are presently anticipating fees between $89-$159 per family per school year.

         We believe that our Aerisys Intelligent Community(TM)for Schools provides a powerful tool at an affordable price at a time when schools are searching for new technology. Our surveys with schools have uncovered a definite trend toward implementing such systems, and our program is both affordable and powerful. With our solution, schools can enjoy the power of the program without any major purchases or burdens on their staff time. In fact, the time between a sales presentation, contract execution and delivery can be as short as two weeks, although most schools will implement before the start of a new school year, usually sometime between June and August.

Sales and Marketing

         Our sales efforts are heavily concentrated during the period from January - June, in an effort to sign as many new schools as possible during the time when principals typically evaluate changes for the next school year. Presently, our marketing efforts are primarily targeting K-12 private and parochial schools because these schools have tuition payments that make our parent- based fee structure logical. Additionally, these schools typically are autonomous entities, able to make decisions and change technology without the review of a school board. Since the number of these non-public schools in the USA is very high, it may be likely that we will always focus on these schools as our target clients.

         Aerisys Intelligent Community for Schools is marketed through direct sales, supported by direct mail, telemarketing, advertising and trade shows. We feel an integral part of our success will come from the face-to-face selling method and personalized training of school staff. So although our product is a web-based service, a good part of our service is in the training and consultation activities that happen at the school facility.

         Our market area has been limited to South Florida in 2001, but will be expanded in 2002 to the rest of Florida and metropolitan Atlanta. This expansion comes in the form of additional sales representatives hired in both regions and an aggressive marketing campaign during the Spring and early Summer 2002. Between these two market areas, approximately 3,500 prospective clients exist.

         In the future as the corporate advertising climate improves from currently excessively conservative levels, we will re-assess the idea of offering the Internet Intelligence Fairs in metropolitan regions where our product is sold. This concept is the idea of teaming up with vendors who offer synergistic products for the K-12 school market for one-day fairs. The theme will be to offer training and fun sessions that teach parents about the power and dangers of the Internet, while at the same time establishing Aerisys as a dominant player in the school technology market.

Competition

         The market for providing private, branded intranets to schools is competitive. Our current and potential competitors include companies that are well established both in the technology marketplace and the school arena. Companies like Apple Computer with their Powerschool solution and eChalk are both excellent solutions. Additionally, a definite "competitor" of our product is an in-house solution that any school may decide to build or have built to suit their needs. We expect that it will be quite common for a company that offers or provides basic website development services to offer a school a customized solution that encompasses homework online and other similar features to the Aerisys Intelligent Community(TM) for Schools.

         We further expect that as the suppliers of other school products realize the market potential of school intranets, they may develop a solution to compete with ours. We expect that these current and future competitors will place increasing price and service pressures on our future price model.

Current Business Activities

         In October 2001, Aerisys signed an agreement with a private school in Miami, Florida. The agreement is for services to be rendered between January 2002 and August 2002 and provides for a payment of $4,950. Further, the school in Hollywood Florida that was previously a "pilot" school signed a three-year agreement commencing August 2002. This agreement represents between $80,000 - $105,000 in income for Aerisys over the next three years, with cash flows as follows: $20,000 in August 2002; approximately $37,500 in August 2003; and approximately $40,375 in August 2004. The amounts will vary by the number of registered students at this school, but the existing contract secures the increasing fee for this school. We are very encouraged by the fact that schools, in general, are comfortable signing multiple-year contracts when we've proven our product and service quality.

PARIS DIVISION

         We own a 17.99% limited partnership interest in PARIS Health Services, Ltd. ("PARIS Partnership"), an entity that will assist hospitals in obtaining the pre-authorization approvals that they need to obtain from insurance providers before they perform certain medical procedures. We refer to the procedure authorization routing interface system as the PARIS system.

Existing Business Problem

         Hospitals frequently do not receive authorizations for medical procedures that require authorization from managed care organizations and/or other insurance organizations (collectively, the "insurers"). The hospitals fail to gain authorization for various reasons, including (1) lack of time to enter physician orders into the hospital computer system, (2) lack of time to call the insurer before the mandatory 24-hour expiration period and (3) failure to correlate authorization response with procedure requests.

         Our research shows that an average 200 bed hospital spends $500,000 a year in costs associated with the authorization process and has approximately $2,000,000 a year in uncollected billing due to lack of authorization. Insurers require authorization requests both for pre-approval for payment of procedures and as a notification tool to manage the stay of their members. Also, insurers historically pay in an untimely manner. This has been an impediment to improved efficiency for hospital authorizations and payments in the past. However, current market conditions are providing an opportunity for our solution: the economic recession has reduced the portfolio value of managed care organizations, which are now declaring quarterly net losses, a greater desire to improve efficiency and the HIPAA compliance mandate by the U.S. government with a 2003 implementation target.

Solution - PARIS

         PARIS is an outsourcing service that will assist the hospitals in obtaining the pre- approvals from the insurers. The PARIS network services will be connected via virtual private networks to the hospital computer system. The PARIS services will also link to the insurer's computer systems, and for those insurer's that don't have a direct data link with the hospital, PARIS will operate a 24-hour call center. As soon as the hospital computer system updates any patient information, PARIS will determine whether or not the insurer needs to be notified of that service based on profiles set up per the insurer's contract with the hospital. If required, an appropriate notification is transmitted, called in or faxed to the insurer as necessary. This process is tracked and recorded by PARIS, so that it can be reviewed both during and after the process.

         PARIS Ltd. expects to generate revenues by charging a fee for each authorization that take places. It is currently contemplated that there will be minor or no changes to the hospitals for the system to be deployed, and that the Paris Ltd. will absorb the cost related to the implementation. In return, PARIS Ltd. is seeking contracts from hospitals that will be for period of three years or more in duration. PARIS Ltd. would also like to generate revenues from processing fees from insurance companies.

CURRENT STATUS OF  PARIS LTD.

         We are completing beta testing with a hospital in South Florida and expect to have the testing completed in the next six months. We have had conversations, and are in various stages of negotiation with large hospitals (Blue Cross/Blue Shiled, Humana, etc.).

OWNERSHIP INTEREST IN PARIS LTD.

         We own a 17.99% ownership interest in Paris Ltd. Our partners include Heathcare Financial Enterprises, Inc. ("HFE") and Lexsys Software Corporation. For the past ten years,

HFE has been one of the leading companies in the United States in the field of services pertaining to third party reimbursements to health care providers on a nationwide basis. For the past eight years, LexSys has developed and implemented revolutionary proprietary software.

         We had previously owned a 25% interest in PARIS, LLC, but our equity investment was restructured because a private trust (the "Trust") made a $900,000 investment in the PARIS project in January 2000. One of the conditions of the Trust's investment, was that the venture be restructured as an investment in a limited liability partnership. As a member of a limited partnership, we are entitled to receive 17.99% of any profits or losses of the partnership. However, our ability to receive profit distributions is limited to approximately 9% of the profits, until the Trust has received distributions equal to its initial capital contribution. Furthermore, the Trust also has certain preferences if there is liquidation or dissolution. As such, it is difficult to predict how and when we will begin receiving profit distributions under the PARIS Partnership.

Competition

         Although PARIS believes that it is offering hospitals a unique service, other companies could begin providing a similar service because there are not many barriers to entry in this market. Many large consulting companies such as IBM, EDS, Oracle and other small private software consulting companies could offer similar services. Many of these companies have significantly greater financial, technical product development and market resources and greater name recognition. We expect that competition will be based on price, speed of service and quality. Additionally, PARIS expects that the MIS departments of hospitals and managed care companies may try to develop this product on their own. However, we do not think that many of our competitors will be willing to absorb all of the costs to implement and develop the virtual area networks for the hospitals.

HBOA DIVISION

Overview

         We have established and developed an interactive network for home based business owners. Our web site address is www.hboa.com. We intend this to be a premier Internet portal through which home based business owners obtain the products services and information necessary to start, expand and profitable run their businesses. During fiscal 2001, we did not expend significant resources or time on the HBOA Division, because we have been developing our Intelligent Community for Schools(TM) projects.

         As of March 31, 2002, the cost to become a member is $14.95 per month or $149 annually with a pre-paid membership. As of March 31, 2002, we had 126 paid members on our web site. Our members receive:

         1. Access to all of our site resources. Health benefits, products and services, travel, shipping center, advocacy center, shopping mall, chat and web links.

         2. Reference Center. A wealth of "how to" information on starting your business, structuring your business, developing your business and more.

         3. Free monthly e-mail newsletter, which has articles, tips and more on how to run a small or home-based business.

         4. Free Tax Assistance. Unlimited phone calls for qualified advice on personal and small business tax issues.

         5. Long Distance Service for 4.9 cents per minute.

         6. Internet access, for as low as $8.95 per month.

Strategic Partnerships

         We have entered into co-branding and vendor agreements with a wide variety of nationally recognized companies to sell our products and services. These companies include Amazon.com, MCI and IBM. Our efforts to expand the products and services offered to our customers (members) is an integral element in the future development of the HBOA Division.

Competition

         We face competition from a number of small business sites currently on the web.. Additionally, various association sites have been formed which generally promote such things as books, tapes, speaking engagements or selling business opportunities. We try to differentiate ourselves as a "single source" vertically integrated portal for home based business.

 Sales and Marketing

         Our target customers are persons who run home based business and persons involved with direct sales organizations, such as Amway, Nuskin and Tupperware to name a few. Direct sales organization, sometimes referred to as MLM (Multi Level Marketing) companies generally offer little in the way of benefits, support services or education to their members. We use a variety of media sources to generate interest in our HBOA web site. In the last year, we did not make significant expenditures to increase our client base.

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

         On May 31, 2000, HBOA-DC was merged with and into our wholly owned subsidiary, HBOA.Com, Inc., a Florida corporation ("HBOA-FL"). In June 2000, we began to develop our ASP business, in addition to HBOA's web site. On November 10, 2000, our shareholders approved our proposal to change our name from Mizar Energy Company to HBOA Holdings, Inc. and to change our state of incorporation from Colorado to Florida. In May 2001, we received a membership interest in PARIS Health Services, Ltd., which investment was restructured as an interest in a limited liability company in January 2002.

         In 2002, we plan on focusing most of our business efforts on our Aerisys Division and its Intelligent Community for Schools(TM). We will also devote significant business resources to developing the PARIS Project, so our interest in the PARIS partnership is maximized.

EMPLOYEES

         As of March 27, 2002, we have 4 full-time employees, two of whom are in management, one in sales and one in technology and one in our administrative department. We would like to hire independent sales representatives to assist us in our marketing efforts with our Intelligent Communities.(TM)

ITEM 2.  DESCRIPTION OF PROPERTY

         We utilize approximately 560 square feet of office space at 5200 NW 33rd Avenue, Suite 215, Ft. Lauderdale, Florida. This office space is provided to HBOA on a rent-free basis by Dundas Systems, Inc., a company which is owned by Gary Verdier. Dundas Systems leases the office space from an unrelated third party.

         We believe that these facilities are in substantial compliance with environmental laws and regulations, and adequately covered by insurance. We also believe that the leased facility is not unique, and could be replaced, if necessary.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any material litigation presently pending nor, to the best knowledge of the Company, have any such proceedings been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted during the fourth quarter of the calendar year covered by this report.

                                             PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our common stock began trading on the OTC Bulletin Board on October 5, 2000 under the symbol "MIZR". In November 2000, we changed our symbol to "HBOA". Prior to our listing on the OTC Bulletin Board in October 2000, our stock did not trade publicly. The following are high and low bid quotations on the OTC Bulletin Board for the quarterly periods shown, which we obtained from Nasdaq Data Products, Historical Data Service. Such prices represent quotes or prices between dealers in securities and do not include retail markups, markdowns or commissions and may not reprsent actual transactions.

                                                     High               Low
Period                                               Bid                Bid
------                                               ---                ---
Fourth Quarter 2000 (Oct. - Dec. 31)                 $.94*              $.75*

First Quarter 2001                                   $.93*              $.28*
Second Quarter 2001                                  $.28               $.08
Third Quarter 2001                                   $.11               $.065
Fourth Quarter 2001                                  $.11               $.05

*These numbers have been adjusted to reflect our 2-for-1 stock split, effective as of February 19, 2001.

HOLDERS

         As of March 31, 2002, we had 92 holders of record of our common stock. These numbers do not include an indeterminate number of shareholders whose shares may be held by brokers in street name.

DIVIDEND POLICY

         We have never paid cash dividends on our common stock. Payment of dividends will be within the sole discretion of the Company's Board of Directors and will depend, among other factors, upon earnings, capital requirements and the operating and financial condition of the Company. At the present time, the Company's anticipated financial capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         We currently have three distinct divisions: (1) the Aerisys Division,
(2) the HBOA Division and (3) the PARIS Division. The Aerisys Division offers branded, private communities to schools. The HBOA Division provides an online community with business tools and fee-based services for small and home based businesses. The PARIS Division owns a 17.99% membership interest in PARIS Health Services, Ltd. ("PARIS Project"). The PARIS Project was formed to launch a new service for hospitals for routing procedure authorizations between hospitals and insurance providers

         Many of the changes in our results of operations, liquidity and capital resources are due to the merger of HBOA-DC with and into HBOA-FL on May 31, 2000 and the accounting treatment of the merger The merger of HBOA-DC into our company in May 2000 was treated as a capital transaction and a recapitalization of HBOA-DC. Our financial statements became those of HBOA-DC, with adjustments to reflect the changes in equity structure and receipt of assets. As a result of this accounting treatment, our historical financial statements from the previous periods have been restated to include the operations of HBOA-DC. Prior to the merger, our revenues and expenses were nominal.

RESULTS OF OPERATION

         We are a development stage company and our revenues from operations have been nominal. Sales, net or returns, were $2,223 during the fiscal 2001 compared with revenues of $3,980 for fiscal 2000. These revenues came from the sale of HBOA memberships. Our revenues decreased in fiscal 2001 because the number of paying members in our web site community decreased. Furthermore, we shifted the focus of our business to developing private intranets, the Intelligent Communities(TM), in August 2000 and the PARIS Project in August 2001. During the period from July 7, 1998(date of inception) through December 31, 2001, sales, net of returns, were $15,304.

         Costs of sales were $6,690 during fiscal 2001 compared with $3,513 during fiscal 2000. During the period from July 7, 1998 (date of inception) through December 31, 2001, costs of sales were $14,247.

         We had a gross loss of $4,467 during fiscal 2001 compared with a gross profit of $467 during fiscal 2000. Our gross loss is primarily the result of our failure to generate revenues and the expenses that we incurred to generate sales. During the period from inception, July 7, 1998, through December 31, 2001, our gross profit was $12,835. These profits came from the sale of HBOA memberships.

         Our operating expenses were $1,134,638 in fiscal 2001 compared with operating expenses of $2,642,259 in fiscal 2000. Our expenses for salaries, consulting and professional fees decreased significantly during this time period. Furthermore, we did not have to recognize a $139,225 loss on a purchase option, which we incurred in connection with our proposed acquisition of an Internet company in fiscal 2000.

         As a result of the foregoing, our net loss was $1,144,262during fiscal 2001 compared with $2,605,259 in fiscal 2000. During the period from July 7, 1998 (date of inception) through December 31, 2001, our net loss was $4,129,699.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2001, we had cash on hand of $5,046. During the first quarter of 2002, our founder, Gary Verdier has placed approximately $10,000 - $15,000 in our company every two weeks. We expect that our founder will continue to provide us with necessary capital, until we obtain a funding source.

         As of December 31, 2001, Gary Verdier, our founder and Chairman, has advanced $272,000 to our company. We are presently exploring other options to raise additional capital for HBOA, in the form of debt or equity financing. In order to obtain additional financing, we are considering obtaining a loan or loans from our other shareholders, which may be secured by a lien on all of our assets or our intellectual property. At this time, we have not entered into any definitive financing agreements,. See "We Need Additional Capital" and "Proposed Financing from Shareholders secured by a lien on the Company's Assets and Intellectual Property" under "Risk Factors."

         Our capital requirements have been and will continue to be significant due to, among other things, our expenses to develop our ASP business and fullfill our obligations to the PARIS LLC. At the present time, we do not have any extensive capital commitments, other than our web hosting services fee in the amount of $17,940 per year. We do not plan on making any new purchases of plant or equipment and any hiring of additional employees during the next twelve month period.

         During fiscal 2001, we used $341,545 in operating activities. This consisted primarily of our net loss of $1,144,262 offset by compensation in exchange for stock, options and warrants in the amount of $400,74 and certain other cash sources. During the period from July 7, 1998(date of inception) through December 31, 2001, we have used $1,946,590 in operating activities.

         During fiscal 2001, we used $243,290 to purchase certain investments and $24,00 to purchase certain intangible property. In the aggregate, we used $267,645 in investing activities. During the period from July 7, 1998 (date of inception) through December 31, 2001, we used $525,865 in investing activities.

         During fiscal 2001, we received $280,875 from financing activities, which consisted primarily of $272,000 from a loan payable. During the period from July 7, 1998 (date of inception) through December 31, 2001, we received $2,471,986 from financing activities, which includes approximately $2 million raised in a private offering in 2001.

RISK FACTORS

         In evaluating our business, the following risk factors should be considered:

WE NEED ADDITIONAL CAPITAL

         Our capital requirements have been and will continue to be significant due to, among other things, our expenses to develop our ASP business. As of December 31, 2001, we had cash on hand of $5,046. During the first quarter of 2002, our founder, Gary Verdier has placed approximately $10,000 - $15,000 in our company every two weeks. We expect that our founder will continue to provide us with necessary capital, until we obtain a funding source. As of December 31, 2001, Gary Verdier, our founder and Chairman, has advanced $272,000 to our company. We are currently exploring various forms of financing, including but not limited sales of additional debt or equity securities (or a combination thereof) in future public or private offerings or obtaining loans from third parties. However, there can be no assurance that any such financing will in fact be available to us when needed or upon terms acceptable to us.

OUR METHODS OF GENERATING REVENUE ARE RELATIVELY NEW AND LARGELY UNTESTED AND WE PROBABLY WILL NOT GENERATE SIGNIFICANT REVENUES IN FISCAL 2002

         During 2002, we expect to generate revenues from our Aerisys Division and our PARIS Division. However, at this time, it is difficult to predict the amount of revenues that will be generated by each division.

         Our Aerisys Division intends to generate revenues by selling the Aerisys Intelligent Community(TM) to private and parochial schools. It is our understanding these schools will charge the parents an annual technology fee of up to $120 per year. As of March 31, 2002, we had two contracts with private schools and have set up many sales meetings with other schools. However, there can be no assurances that we will obtain contracts to provide services at other schools or that we will generate revenues from the two school contracts.

         PARIS Ltd. has agreed to pay for the consulting and technology services that Marty Torsey, our Chief Technology Officer, provides to the PARIS partnership. In March __, 2002, we submitted an invoice to the PARIS partnership for $4,000 for Mr. Torsey's services in

January. However, we do not know when we will begin receiving profit distributions under the PARIS partnership. Our ability to receive profit distributions is limited to approximately 9% of the profits, until the Trust has received distributions equal to its initial capital contribution. Furthermore, the Trust has certain preferences if there is a liquidation or dissolution of the Paris partnership.

         Given the current economic climate, we do not plan on devoting significant resources to our HBOA division in fiscal 2002.

WE HAVE A HISTORY OF OPERATING LOSSES, A GOING CONCERN QUALIFICATION AND EXPECT TO INCUR FUTURE LOSSES

         We have a net loss of $1,144,262 for the period from July 7, 1998 (date of inception) through December 31, 2001. The footnotes to our financial statements for the twelve months ended December 31, 2001 include an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern, which may make it more difficult for us to raise additional capital. We do not anticipate that we will earn a profit, during the 2002 fiscal year, due, in part to start up costs associated with developing our Aerisys and PARIS divisions. Furthermore, there can be no assurances that our business strategy will enable us to achieve profitable operations in the future.

THE MARKETS WE SERVE ARE HIGHLY COMPETITIVE AND MANY OF OUR COMPETITORS HAVE MUCH GREATER RESOURCES

 Aerisys Division

         The market for providing private, branded intranets to schools is competitive. Our current and potential competitors include companies that are well established both in the technology marketplace and the school arena. Companies like Apple Computer with their Powerschool solution and eChalk are both excellent solutions. Additionally, a definite "competitor" of our product is an in-house solution that any school may decide to build or have built to suit their needs. We expect that it will be quite common for a company that offers or provides basic website development services to offer a school a customized solution that encompasses homework online and other similar features to the Aerisys Intelligent Community(TM) for Schools.

         We further expect that as the suppliers of other school products realize the market potential of school intranets, they may develop a solution to compete with ours. We expect that these current and future competitors will face increasing price and service pressures on our future family-based price.

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

         Some of our competitors may also be able to provide customers with additional benefits at lower overall costs. We cannot be sure that we will be able to match cost reductions by our competitors. In addition, we believe that here is likely to be consolidation in our markets. Consolidation could increase price competition and other competitive forces in ways that materially adversely affect our business, results of operations and financial condition. Finally, there are not any substantial barriers to entry, and we have no patented technology that would bar competitors from our market.

PARIS Division

         Although PARIS believes that it is offering hospitals a unique service, other companies could begin providing a similar service because there are not many barriers to entry in this market. Many large consulting companies such as IBM, EDS, Oracle and other small private software consulting companies could offer similar services. Many of these companies have significantly greater financial, technical product development and market resources and greater name recognition. We expect that competition will be based on price, speed of service and quality. Additionally, PARIS expects that the MIS departments of hospitals and managed care companies may try to develop this product on their own. However, we do not think that many of our competitors will be willing to absorb all of the costs to implement and develop the virtual area networks for the hospitals.

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

THE GROWTH IN DEMAND FOR OUR AERISYS INTELLIGENT COMMUNITIES(TM)IS HIGHLY UNCERTAIN

         As of March 31, 2002, we have two signed contracts with schools. We plan on pursuing an aggressive marketing and sale campaign during the upcoming months with private and parochial schools. However, it is difficult to predict if any additional schools will want to purchase our product. The market for providing private, branded intranets to K-12 schools is competitive. It is unclear if we will be able to distinguish ourselves from our competitors.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED AND VARIED OPERATING HISTORY

         We were incorporated under Colorado law on December 11, 1996 under the name of Mizar Energy Company. During our first three years of operations, we were engaged in the development, production and sale of oil and gas leases. On December 28, 1999, an affiliate of HBOA acquired a 60% ownership interest in Mizar and on May 31, 2000 merged its operations into a wholly owned subsidiary of Mizar. Since December 28, 1999, we have been primarily focused on HBOA's Internet operations. In June 2000, we began focusing on the application service provider business. In November 2000, we reincorporated in Florida and changed our name to HBOA Holdings, Inc. In May 2001, we received a membership interest in PARIS Health Services, Ltd., which investment was restructured as an interest in a limited liability company in January 2002. In fiscal 2002, we plan on focusing most of our business efforts on our Aerisys Division and our PARIS Division. Accordingly we have a varied and limited operating history upon which an evaluation of its prospects and future performance can be made.

PROPOSED LOANS FROM SHAREHOLDERS SECURED BY A LIEN ON ALL OF OUR ASSETS OR OUR INTELLECTUAL PROPERTY

         We are presently exploring the possibility of receiving a loan or loans from our shareholders which are secured by a lien on some or all of our assets. As of December 31, 2001, Gary Verdier has advanced approximately $272,000 to our company. These loans were not secured by a lien on any of our assets. However, Mr. Verdier may not be willing to make any further loans to our company or he may demand that his previous loans be secured by some or all of our assets. Similarly, our other shareholders may not be willing to advance money to our company unless they receive a security interest in all of our assets or our intellectual property. As of December 31, 2001, we have not entered into any definitive financing agreements which grant a lien in our assets to any of our shareholders. However, if any of our shareholders receive a security interest in all of our assets and we default on our loan, our shareholders could foreclose on the pledged assets. Any foreclosure on pledged assets would have a material adverse effect on our business.

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

         We may receive in the future notices of claims of infringement of other parties' proprietary rights. Infringement or other claims could be made against us in the future. Any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product delays or require us to develop non- infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms or at all. If a successful claim of product infringement were made against us, it could have a material adverse effect on our business.

THE SUCCESS OF OUR AERISYS INTELLIGENT COMMUNITIES(TM) DEPENDS ON THE ACCEPTANCE AND INCREASED USE OF INTERNET-BASED BUSINESS SOFTWARE SOLUTIONS AND WE CANNOT BE SURE THAT THIS WILL HAPPEN

         The success of our Aerisys Intelligent Community(TM) depends on the adoption of Internet- based business software solutions by schools. Our business could suffer dramatically if Internet- based solutions are not accepted or perceived to be effective. The growth of Internet-based business software solutions could also be limited by:

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

MANAGEMENT OF GROWTH

         During 2002, we expect to have significant growth (principally as a result of our HBOA and PARIS Division) and this growth will require us to make significant additions in personnel and increase it working capital requirements. Such growth will result in new and increased responsibilities for management personnel and has placed and continues to place a significant strain upon our management, operating and financial systems and other resources. There can not be any assurances that we will be able to attract or retain sufficient personnel to continue the planned expansion of its operations. Also crucial to our success in managing our growth will be our ability to achieve economies of scale, such as enhanced purchasing power, the ability to purchase a higher percentage of products on credit and the ability to obtain products, which we might not otherwise be able to obtain. There can be no assurance that we will be able to achieve such economies of scale and the failure to do so could have a material adverse effect on our financial condition and results of operations. Although we have experienced significant sales growth, such growth may not be indicative of future sales growth.

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

OUR LIABILITY FOR INFORMATION RETRIEVED FROM THE WEB

         Because users of our web sites for our Intelligent Communities(TM) and our HBOA web site may distribute our content to others, third parties might use us for defamation, negligence, copyright or trademark infringement, personal injury or other matters. These types of claims have been brought, sometimes successfully, against online services in the past. Others could also sue us for the content that is accessible from our web site through links to other web sites or through content and materials that may be posed by members in chat rooms or bulletin boards. We also intend to offer e-mail services on our Intelligent Community(TM) and HBOA web sites, which may subject us to potential risks, such as liabilities or claims resulting from unsolicited e- mail (spamming), lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service.

         Also, we have entered and may enter into other agreements with commerce partners and sponsors that entitle us to receive a share of any revenue from the purchase of goods and services through direct links from our web sites to their web sites. Such arrangements may subject us to additional claims, including potential liabilities to consumers of such products and services, because we provide access to such products or services, even if we do not provide such products or services ourselves. While our agreements with these parties often provide that we will be indemnified against such liabilities, such indemnification, if available, may not be adequate. Our insurance may not adequately protect us against these types of claims.

E-COMMERCE AND POTENTIAL PRODUCT LIABILITY

         Our HBOA Division plans on developing a range of products targeted specifically at home business owners. We also may foster relationships with manufacturers or companies to offer such products directly on our web site. Such a strategy involves numerous risks and uncertainties. We have very limited experience in the sale of products online and the development of relationships with manufacturers or suppliers of such products. Consumers may sue us if any of the products that we sell are defective, fail to perform properly or injure the user. Our agreements with manufacturers typically will contain provisions intended to limit our exposure to liability claims. These limitations, however, may not prevent all potential claims. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our reputation and our business.

RELIABILITY OF WEB SITES AND TECHNOLOGY; RISK OF CAPACITY CONSTRAINTS

         The performance, reliability and availability of our web sites, systems and network infrastructure will be critical to our business and our ability to promote our business for our Intelligent Communities(TM) and HBOA web site . Our web sites are hosted by a server owned and operated by a third party, limiting the extent to which we will have control over, or the ability to cure, technical problems, which may arise. Any systems problems that result in the unavailability of our web sites or interruption of information or access of information to members through the web sites would diminish their effectiveness as a means of promoting our business.

         If the volume of traffic on our web sites is greater than anticipated, we will be required to expand and upgrade our web sites and related infrastructure. Although we intend that our systems will be designed for scalability, the can be no assurance that the systems will be fully scalable. Any inability to add additional software and hardware to accommodate increased usage may cause unanticipated systems disruptions and degradation in levels of service to customers. There can be no assurance that we will be able to effectively upgrade and expand our web sites in a timely manner or to integrate smoothly any newly developed or purchased technology with its existing systems. Any inability to do so would have a material adverse effect on our business, prospects, financial condition and results of operations.

SECURITY RISKS

         A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our Internet operations. We may be required to expend significant capital and resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Consumer concern over Internet security has been, and could continue to be, a barrier to commercial activities requiring consumers to send their credit card information over the Internet. Computer viruses, break-ins, or other security problems could lead to misappropriation of proprietary information and interruptions, delays, or cessation in service to our Aerisys Intelligent Community(TM) customers or HBOA customers. Moreover, until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet as a communication and merchandising medium.

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

RAPID TECHNOLOGICAL CHANGE

         The markets in which our Aerisys and PARIS Division compete are characterized by frequent new product introductions, rapidly changing technology, and the emergence of new industry standards. The rapid development of new technologies increases the risk that current or new competitors will develop products or services that reduce the competitiveness and are superior to our products and services. The future success of our Aerisys and PARIS Divisions will depend to a substantial degree upon their ability to develop and introduce in a timely fashion new products and services and enhancements totheir existing products and services that meet changing customer requirements and emerging industry standards. The development of new, technologically advanced products and services is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There is a potential for product development delay due to the need to comply with new or modified standards. There can be no assurance that our Aerisys and PARIS Divisons will be able to identify, develop, market, support, or manage the transition to new or enhanced products or services successfully or on a timely basis, that new products or services will be responsible to technological changes or will gain market acceptance, or that these divisions will be able to respond effectively to announcements by competitors, technological changes, or emerging industry standards. Our business, results of operations, and financial condition would be materially and adversely affected if our Aerisys and PARIS Divisions were to be unsuccessful, or to incur significant delays in developing and introducing new products, services, or enhancements.

ADDITIONAL SHARES ELIGIBLE FOR FUTURE SALE

         HBOA's Articles of Incorporation authorize the issuance of up to 25 million shares of Common Stock and 10 million shares of preferred stock. As of March 31, 2002, we had 21,725,000 shares of our common stock issued and outstanding. The issuance of additional shares of HBOA's common stock or preferred stock is solely within the discretion of HBOA's Board of Directors. The issuance of a substantial number of additional shares of common stock in connection with the further development of HBOA's business and such additional issuances may result in dilution to the purchasers in this Offering.

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

ITEM 7.  FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT                                          F-2
BALANCE SHEETS                                                        F-3
STATEMENT OF OPERATIONS                                               F-5
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY                          F-6
STATEMENTS OF CASH FLOWS                                              F-12
NOTES TO FINANCIAL STATEMENTS                                         F-14

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS

OFFICERS, DIRECTORS AND SIGNIFICANT EMPLOYEES

         HBOA's directors, executive officers and significant employees together with their ages and a brief description of their backgrounds, are as follows:

Name                         Age           Position
---------                    ---           --------
Gary Verdier                 57            Chairman of the Board
Harvey Judkowitz             56            Chief Financial Officer and Director
William Shope                54            Vice President of Operations
Bonnie Novella               35            Managing Director of Sales
Martin Torsey                48            Chief Technology Officer
George Williams              61            Director

         GARY VERDIER has served as our President, Vice President, Secretary, Treasurer and Director from February 2002 through the present date and from December 28, 1999 through August 2000. For the past seven years, Mr. Verdier has been the President of Dundas Systems, Inc., a $10 million a year business opportunity company with a strong and consistent record of profitability. Mr. Verdier has conducted thousands of seminars to home based business owners throughout the United States.

         HARVEY JUDKOWITZ has served as our Chief Financial Officer and Director since August 2000 through the present date. Mr. Judkowitz has over 25 years of experience in accounting and executive management and has served as CEO and CFO with several publicly traded companies. He was CEO of Designers International Corp. from 1982 to 1985; CEO of Utilicore Corporation, a public company, from 1998 through June 1999, and President of NetWebOnLine.Com, Inc. from 1998 to 2001.

         WILLIAM SHOPE has served as our Vice President of Operations from August 2000 through the present date. He has over 25 years of broad management experience in operations, sales and marketing. Mr. Shope recently came from American Cyber Systems, a developer and re-seller of Internet kiosks where he served as President and CEO from 1997 to 2000. Prior to that, he was vice president and general manager of a national business opportunity company from 1993 to 1997and was instrumental in the start-up and expansion of that company to one of the largest distributors in the U.S. He holds a B.S. degree in psychology and mathematics from Tulane University.

         BONNIE NOVELLA has served as the Managing Director of Sales since October 2000. Ms. Novella comes to HBOA with over 14 years experience in software sales, implementation, training and database development. Before joining our company, Bonnie served as the Regional Sales Manager for Yardi Systems, Inc. from 1998 to 2000, specializing in a client-server enterprise software sales for real estate management. Bonnie previously held a similar position with the Florida dealer for Timberline Software Corporation from 1995-1998, managed her own consulting and database design practice, and before that worked directly for real estate management firms in the Boston area focusing primarily on product implementation and user training.

         MARTIN TORSEY became our Chief Technology Officer in August 2000. Mr. Torsey has over 23 years of experience in software development and customer support. He was most recently with Executive Data Systems, Inc.from 1994 to 2000 and previously with Barrister Information Systems, Inc. from 1977-1997 Mr. Torsey has served as technical director and national support manager providing financial and case management solutions for the legal community. He has developed networking software and Internet search engines. Mr. Torsey studied electrical engineering at the State University of New York at Buffalo.

         GEORGE WILLIAMS has served on our board of directors since January 2002. Dr. Williams has been in the private practice of dentistry for the past thirty seven years. He received a Doctor of Dental Surgery Degree in 1965 from the Medical College of Virginia.

DIRECTOR COMPENSATION

         Directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. Directors receive no additional compensation for services rendered as members of the Company's Board of Directors.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors and persons who own more than ten percent of a registered class of a company's equity securities to file initial reports of beneficial ownership and to report changes in ownership of those securities with the Securities and Exchange Commission and the National Association of Securities Dealers. There are also required to furnish the Company with copies of all
Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of Forms 3,4 and 5 furnished to the Company or written representations that no other transactions were required, the Company has determined that the pertinent officers, directors and principal shareholders have complied with all applicable Section 16(a) requirements during fiscal 2001.

ITEM 10. EXECUTIVE COMPENSATION

         The Summary Compensation Table sets forth compensation paid by the Company to Gary Verdier, its Chief Executive Officer for its three fiscal years ended December 31, 2001, 2000 and 1999. No other principal executive officer received a total annual salary and bonus from the Company which exceeded $100,000.

                        Fiscal                                      Other
Name and Position       Year*            Salary       Bonus       Compensation
-----------------       -----            -------------------------------------
Gary Verdier            2001             $   0           0            0
President and           2000             $   0           0            0
Director                1999             $   0           0            0


         Mr. Verdier served as our President and Chairman from December 28 1999 through August 2000 and from February 2001 through the present date.

OPTION GRANTS

         The Company did not grant any options to any employees during fiscal 2001.

FISCAL YEAR END OPTION VALUES

         During fiscal 2001, our Named Executive Officer did not exercise any outstanding options. The following table sets forth information as to the fiscal year end value of unexercised options and warrants.


                  Shares                       Number of Securities Underlying        Value of Unexercised In-the-Money
                  Acquired                   Unexercised Options at Fiscal Year End         at Fiscal Year End
Name              Upon Exercise                    Exercisable/Unexercisable             Exercisable/Unexercisable
----              -------------                    -------------------------             ------------------------
Gary Verdier          0                                     0                                       0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth information with respect to the number of shares of common stock beneficially owned by (I) each director of the Company, (ii) each executive officer of the Company, (iii) all directors and officers of the Company as a group and (iv) each shareholder known by HBOA to be a beneficial owner of more than 5% of any class of HBOA's voting securities as of March 15, 2002. Except as indicated below, the address for each beneficial owner is c/o HBOA, 5200 NW 33rd Avenue, Ft. Lauderdale, FL 33308. As of March 1, 2002, HBOA had 21,725,000 shares of its common stock issued and outstanding.


Name of Individuals or Number               Amount and Nature of
of Persons in Group                         Beneficial Ownership               Percentage of Class
--------------------------------------------------------------------------------------------------

Gary Verdier                                  12,231,600(1)                         56.30%
Harvey Judkowitz                                  40,000(2)                            *
William Shope                                    116,667(3)                            *
George Williams                                  175,792                               *
All Executive Officers and                    12,547,392                            57.4.2%
Directors as a Group ( 4 persons)

(1) Includes 432,452 shares held by Dundas Systems, Inc., a corporation controlled by Mr. Verdier.

(2) Represents options to purchase 40,000 shares of the Company's common stock at an exercise price of $0.75 per share.

(3) Represents options to purchase 116,667 shares of the Company's common stock at an exercise price of $0.75 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We own a 17.99% ownership interest in the PARIS partnership. We previously owned a 25% ownership interest in PARIS, LLC, but in February 2002 our equity investment was restructured when a private trust made a $900,000 investment in the PARIS project. As part of this restructuring, Gary Verdier became a principal shareholder, officer and director of the general partner of the PARIS partnership. At the present time, Mr. Verdier is one of the three directors and shareholders of the general partner. Under the partnership agreement, the general partner is entitled to receive 10% of the gross revenues received by the PARIS partnership during the preceding month. However, if the PARIS partnership is not profitable during a fiscal year, the compensation payable to the general partner can not exceed $150,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS

         3.1 Articles of Incorporation (filed as an Exhibit to the Company's Definitive Proxy Statement filed with the SEC on October 24, 2000 and incorporated herein by this reference).

         3.2 Bylaws (filed as an Exhibit to the Company's Definitive Proxy Statement filed with the SEC on October 24, 2000 and incorporated herein by this reference).

         10.1 HBOA Holdings, Inc. - Year 2000 Equity Compensation Plan (filed as Exhibit 10. 1 to the Company's Post Effective Amendment No. 1 to its Registration Statement on Form S-8 filed with the SEC on December 21, 2000 and incorporated herein by this reference).

         10.2 HBOA Holdings, Inc. - Non Qualified Stock Option Plan (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-8 filed with the SEC on December 14, 2000 and incorporated herein by this reference).

         10.3 Acquisition Agreement between the Company and HBOA.Com, Inc., dated November 17, 1999 (filed as an Exhibit to the Company's Report on Form 8-K dated December 28, 1999 and incorporated herein by this reference).

         10.4 Amendment to the Acquisition Agreement between the Company and HBOA.Com, Inc. Dated December 28, 1999 (filed as an Exhibit to the Company's Report on Form 8-K dated December 28, 1999 and incorporated herein by this reference).

         21.1     List of Subsidiaries

         23.1     Accountant's Consent

B.       REPORTS ON FORM 8-K

         Not Applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12 day of April, 2002.

                                        HBOA HOLDINGS, INC.

                                        /s/ Gary Verdier
                                        -----------------
                                        Gary Verdier
                                        Chairman and Chief Executive Officer

         In accordance with the Exchange Act, this Report on Form 10-KSB has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature                        Title                                                Date

/s/ Gary Verdier                 Chairman and Chief Executive Officer                 April 12, 2002
----------------

/s/ Harvey Judkowitz             Chief Financial Officer and Director                 April 12, 2002
--------------------

/s/ George Williams              Director                                             April 12, 2002
-------------------

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

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

Independent Auditors' Report                                              F-2

Consolidated Balance Sheets                                               F-3

Consolidated Statements of Operations                                     F-5

Consolidated Statements of Changes in Stockholders' Equity                F-6

Consolidated Statements of Cash Flows                                    F-12

Notes to Consolidated Financial Statements                               F-14

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors
HBOA Holdings, Inc. and Subsidiaries
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of HBOA Holdings, Inc. and Subsidiaries (a development stage company) (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended and for the period from July 7, 1998 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HBOA Holdings, Inc. and Subsidiaries (a development stage company) as of December 31, 2001 and 2000, and the consolidated results of its operations, and its cash flows for the years then ended and for the period from July 7, 1998 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has no established source of revenue, recurring losses from operations, cash used in operations and accumulated deficit. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SEWELL AND COMPANY, PA



Hollywood, Florida
February 15, 2002

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000



                                     Assets

                                                         2001        2000
                                                       --------    --------
Current assets

  Cash                                                 $  5,046    $333,361
  Accounts receivable                                                   440
  Other receivables                                                  33,750
  Prepaid expenses                                       12,435      35,048
                                                       --------    --------
Total current assets                                     17,481     402,599

Property and Equipment, net                              57,711      71,320

Intangible assets, net                                  113,897     155,031

Other assets

  Deposits                                                7,980       7,980
  Investment in Limited partnership - related party     243,290
  Due from related party                                  6,923       6,923
                                                       --------    --------
                                                        258,193      14,903
                                                       --------    --------

                                                       $447,282    $643,853
                                                       ========    ========

                       See notes to financial statements

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                      Liabilities and Stockholders' Equity

                                                          2001             2000
                                                       -----------     -----------
Current liabilities
Accounts payable                                       $    18,846     $    33,951
Accrued expenses                                            16,926          30,984
Deferred income                                              4,950              --
  Notes payable - related parties                          272,000              --
                                                       -----------     -----------
Total current liabilities                                  312,722          64,935


Stockholders' equity

Preferred stock, no par value, 10,000,000
shares authorized; no shares issued and outstanding             --              --
Common stock, $0.0005  par value, 25,000,000
shares authorized; 21,725,000 and 21,625,000
shares issued, and 21,675,000 and 21,575,000
shares outstanding                                          10,862          10,812
Additional paid in capital                               4,265,897       3,566,043
Deficit accumulation during the development stage       (4,129,699)     (2,985,437)
                                                       -----------     -----------
                                                           147,060         591,418
Less: Treasury stock, 50,000 shares at cost                (12,500)        (12,500)
                                                       -----------     -----------
                                                           134,560         578,918
                                                       -----------     -----------

                                                       $   447,282     $   643,853
                                                       ===========     ===========


        HBOA HOLDINGS, INC. AND SUBSIDIARIES
            (A DEVELOPMENT STAGE COMPANY)
        CONSOLIDATED STATEMENTS OF OPERATIONS



                                                Year ended December 31,
                                                 2001             2000
                                             -----------     -----------
Income

Sales net of returns                         $     2,223     $     3,980
Management fees

Cost of sales                                     (6,690)         (3,513)
                                             -----------     -----------

Gross profit                                      (4,467)            467

Expenses

Salaries                                          86,097         354,844
Consulting                                       685,214       1,559,515
Professional fees                                 82,209         164,524
Insurance                                         39,414          28,953
Marketing and advertising                          9,542          44,391
Loss on web site design                               --          24,128
Rent                                              68,756          90,539
Other general and administrative expenses         84,308         203,655
Loss on purchase option (Note 13)                     --         139,255
Depreciation and amortization                     79,098          32,598
                                             -----------     -----------

                                               1,134,638       2,642,402

Other income

Interest expense                                  (6,730)         (1,031)
Interest income                                    1,573          37,708
                                             -----------     -----------

Net loss                                     $(1,144,262)    $(2,605,259)
                                             ===========     ===========

Earnings per share

   Net loss per common share                     $ (0.05)        $ (0.14)
                                             -----------     -----------

                       See notes to financial statements.


                                HBOA HOLDINGS, INC. AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 2001

                                                                                Deficit accumulated
                                                  Common Stock          Paid in     through the
                                               Shares      Amount       Capital  Development stage
                                            -------------------------------------------------------
Issuance of common stock for cash
on July 7, 1998                             6,426,975    $  75,000    $      --        $      --

Net loss 1998                                                                               (52,257)
                                            -------------------------------------------------------
Balance December 31, 1998                   6,426,975       75,000           --             (52,257)

Issuance of common stock for cash           2,142,325       25,000

Merge of Home Based Business Owner
   Association of America, Inc. and HBOA
   Com, Inc.                                                   990

Issuance of common stock for cash
on April 20, 1999                               8,569       10,000

Issuance of common stock for cash
on April 22, 1999                               1,714        2,000

Issuance of common stock for cash
on April 30, 1999                                  86          100

                                            -------------------------------------------------------

                     Sub-total              8,579,669    $ 113,090    $      --        $    (52,257)

                                 See notes to financial statements.


                                HBOA HOLDINGS, INC. AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 2001

                                                                                         DEFICIT ACCUMULATED
                                                             COMMON STOCK        PAID IN     THROUGH THE
                                                          SHARES      AMOUNT     CAPITAL  DEVELOPMENT STAGE
                                                   ----------------------------------------------------------
                     Sub-total                        8,579,669     $  113,090  $     --    $  (52,257)
Issuance of common stock for cash
on May 11, 1999                                           2,571          3,000

Issuance of common stock for cash
on May 28, 1999                                           1,285          1,500

Issuance of common stock for cash
on June 7, 1999                                           2,828          3,300

Issuance of common stock for cash
on July 12, 1999                                            428            500

Issuance of common stock in exchange for services
    per contract on December 31, 1999                       857          1,000        --

Issuance of common stock in exchange for loan
   payable to a related party on December
   31, 1999                                             181,584        211,900        --

Contribution of shares from principal
stockholders                                           (199,922)
                                                   ----------------------------------------------------------
                     Sub-total                        8,569,300     $  334,290  $     --    $  (52,257)


                                 See notes to financial statements.

                                HBOA HOLDINGS, INC. AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 2001

                                                                                       DEFICIT ACCUMULATED
                                                      COMMON STOCK            PAID IN     THROUGH THE
                                                  SHARES         AMOUNT       CAPITAL   DEVELOPMENT STAGE
                                            -------------------------------------------------------------

                     Sub-total                   8,569,300     $  334,290    $       --    $  (52,257)

Net loss 1999                                                                                (327,921)
                                            -------------------------------------------------------------
Balance December 31, 1999                        8,569,300        334,290            --      (380,178)

Issuance of common stock according to the
   private offering dated February 7, 2000
   net of  offering expenses                     1,730,998      1,810,872

Acquisition of assets of Mizar Energy

on May 31, 2000                                  1,430,700            510

Additional capital paid in from stockholders                                      65,000

Recapitalization  on May 31, 2000                              (2,152,085)     2,152,085

Contribution of shares from principal
stockholders                                    (1,751,007)

Issuance of common stock in exchange
for loan payable to a related party on
June 30, 2000                                        9,640         11,249
                                            -------------------------------------------------------------

                     Sub-total                   9,989,631     $    4,836    $2,217,085    $ (380,178)



                                 See notes to financial statements.

                                HBOA HOLDINGS, INC. AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 2001

                                                                                       DEFICIT ACCUMULATED

                                                      COMMON STOCK            PAID IN      THROUGH THE
                                                SHARES          AMOUNT        CAPITAL   DEVELOPMENT STAGE
                                            -------------------------------------------------------------

                     Sub-total                 9,989,631     $     4,836    $ 2,217,085    $  (380,178)

Prorated return of capital to common
stockholders based on dividends                                   (6,936)

Issuance of common stock in exchange for
services per contract on June 30, 2000             5,313           6,200

Issuance of common stock for cash,
on June 30, 2000                                   5,056           5,900

On November 20, 2000, shares of common
stock were issued to consultants in
exchange for consulting services                 350,000             350        568,400

On November 28, 2000, shares of common
stock were issued to a consultant in
exchange for consulting services                 440,000             440        687,060

On December 11, 2000, shares of common
stock were issued in exchange for options
granted to an officer                             22,500              22         33,728
                                            -------------------------------------------------------------
                     Sub-total                10,812,500     $    10,812    $ 3,506,273    $  (380,178)


                                 See notes to financial statements.


                                HBOA HOLDINGS, INC. AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 2001

                                                                                       DEFICIT ACCUMULATED
                                                      COMMON STOCK            PAID IN      THROUGH THE
                                                SHARES          AMOUNT        CAPITAL   DEVELOPMENT STAGE
                                            -------------------------------------------------------------
                     Sub-total                   10,812,500     $    10,812    $ 3,506,273    $  (380,178)

Compensation for consulting services in
exchange of stock options and warrants                                              59,770

Stock reacquired on December 7, 2000
totaling 50,000 shares at cost

Stock split 2:1                                  10,812,500

Net loss 2000                                                                                  (2,605,259)
                                            -------------------------------------------------------------

Balance December 31, 2000                        21,625,000          10,812      3,566,043     (2,985,437)

Additional capital paid in from shareholders                                         3,360

Compensation for consulting services in
exchange of stock options and warrants                                             400,740

Compensation for consulting services in
exchange common stock                               100,000              50         28,050
                                            -------------------------------------------------------------
                     Sub-total                   21,725,000     $    10,862    $ 3,998,193    $(2,985,437)
                                            =============================================================


                                 See notes to financial statements.

                                HBOA HOLDINGS, INC. AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 2001

                                                                                          DEFICIT ACCUMULATED
                                                        COMMON STOCK              PAID IN      THROUGH THE
                                                    SHARES          AMOUNT        CAPITAL   DEVELOPMENT STAGE
                                                ---------------------------------------------------------------

                     Sub-total                     21,725,000     $    10,862    $ 3,998,193    $(2,985,437)


Compensation for consulting services in
exchange of warrants                                                                 262,189

Additional paid in capital contributed as rent                                         5,515

Net loss 2001                                                                                    (1,144,262)
                                                ---------------------------------------------------------------

Balance December 31, 2001                          21,725,000     $    10,862    $ 4,265,897    $(4,129,699)
                                                ===============================================================


                                 See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                2001            2000
                                                            -----------     -----------
Cash flows from operating activities
  Net Loss                                                 $ (1,144,262)   $ (2,605,259)
                                                            -----------     -----------

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization                                    79,098          32,598
Compensation in exchange for stock, options, warrants           691,029       1,349,770
(Increase) decrease in loans                                         --          (6,923)
(Increase) decrease in deposits and advances                         --          (7,510)
(Increase) decrease in accounts receivables                         440            (440)
(Increase) decrease in other receivables                         33,750         (33,750)
(Increase) decrease in prepaid expenses                          28,470         (35,048)
Increase (decrease) in accounts payable                         (15,107)           (239)
Increase (decrease) in accrued expenses                         (19,913)         29,075
Increase (decrease) in deferred income                            4,950              --
Increase (decrease) in other payables                                --         (22,892)
                                                            -----------     -----------
Total adjustments                                               802,717       1,304,641
                                                            -----------     -----------

Net cash used in operating activities                          (341,545)     (1,300,618)
                                                            -----------     -----------

Cash flow from investing activities:

  Cash payments for the purchase of investments                (243,290)             --
  Cash payments for the purchase of  intangible property        (24,000)       (159,677)
  Cash payments for the purchase of property                       (355)        (72,522)
                                                            -----------     -----------

Net cash used in investing activities                          (267,645)       (232,199)
                                                            -----------     -----------

Cash flow from financing activities:

Return of capital                                                    --          (6,936)
Treasury stock reacquired                                            --         (12,500)
Capital contributed as rent                                       5,515              --
Proceeds from additional paid in capital                          3,360          65,000
Proceeds from notes payable                                     272,000              --
Proceeds from issuance of common stock                               --       1,816,772
                                                            -----------     -----------

Net cash provided by financing activities                       280,875       1,862,336
                                                            -----------     -----------

Net increase (decrease) in cash and cash equivalents           (328,315)        329,519

Cash and cash equivalents, beginning of the period              333,361           3,842
                                                            -----------     -----------

Cash and cash equivalents, end of the period                $     5,046     $   333,361
                                                            ===========     ===========


                                 See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                    2001                   2000
                                                   ------                 ------

Supplemental disclosures of cash flow information:
--------------------------------------------------
Cash paid during the period for:

     Interest                                      $1,428                 $1,031
                                                   ------                 ------


Supplemental disclosures, 2001, of non-cash financing activities:
-----------------------------------------------------------------

On April 12, 2001, the Company issued 100,000 shares of common stock in exchange for consulting services. The value of $0.281 per share was the market price on the date of the grant. Accordingly, consultant expenses of $28,100 were charged to operations.

Supplemental disclosures, 2000, of non-cash financing activities:
-----------------------------------------------------------------

On May 31. 2000, the Company acquired HBOA, Com, Inc. through Ingenu Incorporated, its wholly owned subsidiary. The acquisition of HBOA.Com, Inc. by the Company has been treated as an acquisition of the Company by HBOA.Com, Inc. and a recapitalization of HBOA.Com, Inc. A total of 1,430,700 shares were issued with the transaction (See Note 12).

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


                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description
--------------------

HBOA Holdings, Inc. (the Company), formerly known as Mizar Energy Company, was incorporated in the state of Colorado on December 11, 1996. On May 31, 2000, the Company acquired 100% of HBOA.Com, Inc. through a newly formed subsidiary whose name was changed to HBOA.Com, Inc. in a transaction accounted for as a recapitalization of HBOA.Com, Inc. (See Note 12). The Company is focusing on development of a premier Internet portal through which home based business owners, as well as commercial private label businesses, obtain the products, services, and information necessary to start, expand and profitably run their businesses. On December 28, 2000, the Company formed a new subsidiary, Aerisys, Inc., a Florida Corporation, to handle all commercial private business.

The Company is considered to be in the development stage and the accompanying financial statements represent those of a development stage company. Activity during the development stage included organization of the Company, and implementation and revision of the business plan.

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

Cash and Cash Equivalents
-------------------------

For purposes of the statement of cash flows, the Company treats all short-term investments with maturities of three months or less at the date of purchase to be cash equivalents.

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

Reclassification
----------------

Certain reclassifications were made to the 2000 financial statements in order for the presentation to conform to the 2001 financial statement presentation.

Revenue Recognition
-------------------

Revenues of HBOA.Com, Inc. are recognized at the time the services are rendered to customers. Services are rendered when the Company's representatives receive the customers' requests and complete the customers' orders.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation of depreciable assets is computed using the straight-line method of depreciation over the estimated useful lives of the assets. The estimated useful life is 5-10 years.

Investments
-----------

The Company accounts for investments in non-marketable equity interests, including interests in limited partnerships, in accordance with Accounting Principles Board Opinion No. 18 (APB 18) THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK and related interpretations. Under APB 18, investments in corporate joint ventures and other common stock of less than 20% are generally accounted for using the equity method.

Under the cost method, investments are recorded and reported at original cost until they are partially or entirely disposed of or the original cost value has been impaired. Under the equity method, the investment is recorded at original cost and periodically increased (decreased) by the investor's proportionate share of earnings (losses) of the investee and decreased by all dividends received from the investor by the investee.

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

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Advertising Costs
-----------------

Advertising and marketing costs are expensed as incurred. During the years ended December 31, 2001 and 2000, advertising cost expenses totaled $9,542 and $44,391, respectively.

Stock Options
-------------

The Company elected to account for stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25 (APB Opinion No. 25) ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations, which established financial accounting and reporting for compensation cost of stock issued to employees through non-variable plans, variable plans, and non-compensatory plans, and accounts for stock options and warrants issued to non-employees in accordance with SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which established a fair value method of accounting for stock compensation plans with employees and others.

Accounting Pronouncements
-------------------------

In June 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 141, BUSINESS COMBINATIONS (SFAS No. 141), which establishes financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, BUSINESS COMBINATIONS, and FASB Statement No. 38 ACCOUNTING FOR PREACQUISITION CONTINGENCIES OF PURCHASED ENTERPRISES. All business combinations in the scope of this statement are to be accounted for using the Purchase Method. SFAS No. 141 is applicable for fiscal years beginning after June 30, 2001.

Accounting Standards No. 142 GOODWILL AND OTHER INTANGIBLE ASSETS (SAFS No. 142) addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. This statement addresses how goodwill and intangible assets other than those acquired in a business combination should be accounted for after they have been initially recognized on the financial statements. SFAS No. 142 is applicable for fiscal years beginning after December 15, 2001.

Statement No. 144 ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS supercedes Statement No. 121 ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supersedes the provisions of APB 30, REPORTING THE RESULTS OF OPERATIONS, pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION.

SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the future implementation of SFAS 144 will not have a material effect on the Company's financial position, results of operations or liquidity.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Concentration of Risk
---------------------

Financial instruments that potentially subject the Company to credit risk include cash on deposit with one financial institution amounting to $5,046 at December 31, 2001. Financial institutions insure depositors for up to $100,000 through the U.S. Federal Deposit Insurance Corporation.

Basic Earnings (Loss) per Share
-------------------------------

Basic earnings (loss) per share for each year is computed by dividing income
(loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

Basic weighted average number of shares outstanding is as follows:

                                               2001                  2000
                                          -------------         -------------
  Basic weighted average number
      of shares outstanding                 21,647,055            18,585,980

In connection with the stock option and warrants, no common stock equivalent at December 31, 2001 or 2000 was used, since the effect was antidilutive to compute dilutive earnings per share. (See Note 10 and Note 11).

NOTE 2   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                          2001          2000
                                        --------     --------

     Furniture and fixtures             $ 40,431     $ 40,431
     Computer equipment & software        40,970       40,615
                                        --------     --------

                                          81,401       81,046
     Less:  accumulated depreciation     (23,690)      (9,726)
                                        --------     --------

                                        $ 57,711     $ 71,320
                                        ========     ========


Depreciation expense for the years ended December 31, 2001 and 2000 was $13,964 and $8,535, respectively.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 3            INTANGIBLE ASSETS

Intangible assets are summarized by major classification as follows:

                                           2001           2000
                                        ---------     ---------
     Trademarks                         $   7,273     $   7,273
     Web design                           195,947       171,947
                                        ---------     ---------

                                          203,220       179,220
     Less:  accumulated depreciation      (89,323)      (24,189)
                                        ---------     ---------


                                        $ 113,897     $ 155,031
                                        =========     =========

Amortization expense for the years ended December 31, 2001 and 2000 totaled $65,134 and $24,063, respectively.

NOTE  4  INVESTMENT IN LIMITED PARTNERSHIP - RELATED PARTY

During 2001, the Company invested in an affiliated limited partnership, which developed, owns, and operates a computer system designed to facilitate the notifications and authorizations process between hospitals and insurers. The Company has a 17.92% interest in the partnership, acquired during 2001 when the Company provided services to the related party in exchange for the interest. Accordingly, the Company recorded the cost of the services provided, totaling $243,290 as of December 31, 2001. In addition, the principal shareholder, an officer and director of the Company, owns 1/3 of the general partner in the partnership.

NOTE 5   LONG-TERM NOTES PAYABLE

Long-term notes payable at December 31, 2001 are summarized as follows:

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

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 5   LONG-TERM NOTES PAYABLE - CONTINUED

     Note payable to a related party with no specified rate
     of interest; due on demand                                $  50,000

     Note payable to a related party with no specified rate
     of interest; due on demand                                   30,000

     Note payable to a related party with no specified rate
     of interest; due on demand                                   12,000

     Note payable to a related party with no specified rate
     of interest; due on demand                                   30,000
                                                               ---------

                                                                 272,000
     Less current portion                                       (272,000)
                                                               ---------

     Total long-term notes payable:                            $       0
                                                               =========



NOTE 6   STOCKHOLDERS' EQUITY

Preferred Stock
---------------
Authorized 10,000,000 shares of preferred stock, no par value per share. None issued as of December 31, 2001 and 2000.

Common Stock
------------
On July 7, 1998, 6,426,975 shares of common stock valued at $0.01 per share were issued to founders for cash.

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

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 6   STOCKHOLDERS' EQUITY - CONTINUED


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

On February 7, 2000, 1,730,998 shares of common stock valued at $1.00 per share were issued according to a private offering, net of expenses.

On May 31, 2000, the Company acquired HBOA.Com, Inc. through Ingenu Incorporated, its wholly owned subsidiary. The acquisition of HBOA.Com, Inc. by the Company has been treated as an acquisition of the Company by HBOA.Com, Inc., and a recapitalization of HBOA.Com, Inc.. A total of 1,430,700 shares were issued with the transaction (See Note 12).

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

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 6   STOCKHOLDERS' EQUITY - CONTINUED

On November 20, 2000, the Company issued 350,000 shares of common stock in exchange for consulting services rendered. The value of $1.625 per share was the market price on the date of the grant. Accordingly, consultant expenses of $568,750 were charged to operations.

On November 28, 2000, the Company issued 440,000 shares of common stock in exchange for consulting services rendered. The value of $1.5625 per share was the market price on the date of the grant. Accordingly, consultant expenses of $687,500 were charged to operations.

On December 11, 2000, under the "Year 2000 Equity Compensation Plan", an officer of the Company exercised his rights to convert a fully vested stock option for 22,500 shares of common stock at the exercise price of $1.50 per share.

On February 25, 2001, the Company authorized a stock split 2:1 effective February 15, 2001. The financial statements at December 31, 2000 retroactively reflect the stock split.

On April 12, 2001, the Company issued 100,000 shares of common stock in exchange for consulting services rendered. The value of $0.281 per share was the market price on the date of the grant. Accordingly, consultant expenses of $28,100 were charged to operations.

NOTE 7   INCOME TAXES

The Company has no current or deferred income tax due to its operating losses.

The Company has a federal net operating loss carryforward at December 31, 2001 and 2000 of $4,266,899 and $3,123,173, respectively, and also has a capital loss carryforward at December 31, 2001 and 2000 of $202,457 each year, subject to annual limitations prescribed by the Internal Revenue Code, that are available to offset future taxable income through 2021. A 100% valuation allowance has been recorded to offset the net deferred taxes due to uncertainty of the Company's ability to generate future taxable income.

Deferred taxes consist of the following:

                                              2001             2000
                                           -----------     -----------
     Current taxes                         $         0     $         0
     Deferred tax assets:
         Net operating loss carryfoward      1,400,000       1,015,000
     Less valuation allowance               (1,400,000)     (1,015,000)
                                           -----------     -----------

           Net deferred tax assets         $         0     $         0
                                           ===========     ===========

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 7   INCOME TAXES - CONTINUED

The Company's tax expense differs from the "expected" tax expense for the period ended December 31, (computed by applying the Federal Corporate tax rate of 30% to loss before taxes), as follows:

                                          2001          2000
                                       ---------     ---------
     Statutory rate applied to loss
         before income taxes           $ 340,000     $ 886,000
     State income taxes, net of
         federal income tax effect        45,000        52,000
     Changes in valuation allowance     (385,000)     (938,000)
                                       ---------     ---------

                                       $       0     $       0
                                       =========     =========


NOTE 8   OTHER FINANCING ARRANGEMENTS

On November 10, 1999, the Company, with the approval of the board of directors, granted the option to convert 100% of the current loan payable to a related party for shares of common stock at a price of $1.00 per share. At December 31, 1999, 181,584 shares were exchanged for $211,900 in loans payable, and 9,640 shares of common stock were exchanged for $11,249 in loans payable at June 30, 2000.

NOTE 9    RELATED PARTY TRANSACTIONS

The Company has receivables at December 31, 2001 from a related party company totaling $6,923. This loan occurred during the ordinary course of business, bearing no interest, and due on demand. In the opinion of management, this loan does not bear more than normal credit risk, nor other unfavorable areas of concern.

At December 31, 2001, amounts due to related parties totaled $272,000 as follows:

         On May 14, 2000, the Company received a loan from a related party in the amount of $50,000 due on demand with no interest.

         On June 18, 2000, the Company received a loan from a related party in the amount of $50,000 due on demand with no interest.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 9   RELATED PARTY TRANSACTIONS - CONTINUED

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

         On October 26, 2001, the Company received a loan from a related party in the amount of $12,000 due on demand with no interest.

         On November 28, 2001, the Company received a loan from a related party in the amount of $30,000 due on demand with no interest.

During the year 2001, and after expiration of its lease for office space, the Company was provided with office space on a rent-free basis from a related party. The Company recorded the value of the rent of $5,515 as a capital contribution.

NOTE 10  STOCK OPTIONS AND COMPENSATION PLAN

Stock Compensation Plan
-----------------------

On October 10, 2000, HBOA Holdings, Inc. adopted the "Year 2000 Equity Compensation Plan." The Company registered the plan on November 16, 2000. The Company's stock compensation plan provides that officers, directors, employees and consultants may be granted shares of common stock. Under the plan, the options granted are qualified stock options, and the total common stock that may be granted is 5.4 million shares after the stock split. For the year ended December 31, 2000, a total of 540,000 shares were granted to officers and employees at a weighted average price of $0.75 per share. Under the plan, no shares were granted for the year ended December 31, 2001.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 10           STOCK OPTIONS AND COMPENSATION PLAN - CONTINUED

Stock Compensation Plan
-----------------------
In accordance with SFAS 123, for options issued to employees, the Company has elected to account for these stock options under APB No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation costs have been recognized for options issued under the plan as of December 31, 2001 and 2000. Had compensation costs for the Company's stock option been determined on the fair market value at the grant dates for the options, consistent with Statement of Accounting Standards No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION (Statement No. 123), the Company's results of operations for the year ended December 31, 2000 would have changed to the pro-forma amounts indicated.

For financial statement disclosure purposes, the fair market value of each stock option granted to officers and employees during 2000 was established at the date of grant using the Black-Scholes option-pricing model in accordance with Statement No. 123, with the following assumptions:

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

No options were granted during 2001.

On December 18, 2000, HBOA Holdings, Inc adopted the "Non-qualified Stock Option Plan". This plan provides that key advisors who perform services for the Company or its subsidiaries and non-employee members of the board of directors of the Company may be granted non-qualified stock options. Under the Non-qualified Stock Option Plan, the total number of shares of common stock that may be granted is 2,000,000 shares. For the year ended December 31, 2000, a total of 1,000,000 shares from the Non-qualified Stock Option Plan at a weighed average price of $1 were granted to a key advisor for consultation services to be provided during 2001. No options were granted under the plan during 2001. For stock options issued to non-employees, the Company complies with regulations in accordance with SFAS No. 123. Accordingly, $400,740 was charged to operations in 2001. No options were exercised during 2000 or 2001, and these options expired December 7, 2001.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 10  STOCK OPTIONS AND COMPENSATION PLAN - CONTINUED

Additionally 400,000 options were granted to non-employees on March 7, 2000, not covered under the plan. Accordingly, $23,240 was charged to operations in 2000. No additional options were granted in 2001. No options were exercised during 2000 and 2001. The fair value for these options was established at the date of grant using the Black-Scholes option pricing model with the following assumptions for the year ended December 31, 2000:

     Expected dividend yield                         0%
     Risk free interest rate                      5.69%
     Expected time of exercise                 3 years
     Expected volatility                             0%


No options exercised at December 31, 2001. Changes during the year are presented as follows:

                                                               Weighted
                                                                Average
     Stock Options                     Number of Options    Exercise Price
--------------------------------------------------------------------------------

     Balance - January 1, 2001             1,940,000           $   0.75
     Granted                                       0               0.00
     Exercised                                     0               0.00
      Forfeited                              (20,000)             (0.75)
     Expired                              (1,000,000)             (0.70)
                                           ---------

     Balance - December 31, 2001             940,000               0.80
                                           =========


The following table summarizes information about stock options outstanding at December 31, 2001:


                            OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
              ----------------------------------------------     --------------------------------------------------
                                Weighted         Weighted                                       Weighted
Range of          Number         Average          Average                 Number                Average
Exercise       Outstanding      Remaining        Exercise            Exercisable at             Exercise
  Price        at 12/31/01   Contracted Life       Price                  12/31/01               Price
----------    ----------------------------------------------     --------------------------------------------------

      0.75        520,000            9            $ 0.75                  258,882              $  0.75
..75 - 1.00        400,000            2              0.88                  400,000                 0.88

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 11  WARRANTS

On April 1, 2000, the Company granted warrants to purchase 600,000 shares of common stock for consulting services rendered during the year 2000, at an average exercise price of $1.00 per share with an expiration date of May 31, 2005. During January 2001, the Company granted warrants to purchase 557,452 shares of common stock for consulting services rendered during the year 2001, at an average exercise price of $0.89 per share. No warrants were exercised at December 31, 2000 or 2001.

For financial statement disclosure purposes and for purposes of valuing warrants, the Company accounts for warrants under SFAS No. 123. Accordingly, $262,189 was charged to operations in 2001, and $36,530 in 2000. The fair market value for these warrants was established at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                       2001        2000
                                     --------    -------
     Expected dividend yield               0%          0%
     Risk free interest rate            5.15%       5.66%
     Expected time of exercise       4 years     5 years
                                     --------    -------
     Expected volatility                   0%          0%


Changes during the year are presented as follows:

                                                                               Weighted
                                                                Common          Average
                                      Number of Warrants        Stock        Exercise Price
--------------------------------------------------------------------------------------------

     Balance at January 1, 2001              600,000            600,000          $   1.00
     Granted                                 557,452            557,452              0.77
     Exercised                                     0                  0
     Forfeited                                     0                  0
                                           ---------          ---------          --------

     Balance at December 31, 2001          1,157,452          1,157,452          $   0.89
                                           =========          =========          ========



The following table summarizes information about warrants outstanding at December 31, 2001:

                            WARRANTS OUTSTANDING                       WARRANTS EXERCISABLE
              ----------------------------------------------     --------------------------------------------------
                                 Weighted         Weighted                                       Weighted
Range of        Number            Average          Average                 Number                 Average
Exercise      Outstanding     Remaining           Exercise            Exercisable at             Exercise
  Price        at 12/31/01   Contracted Life      Price                   12/31/01                 Price
----------    ----------------------------------------------     --------------------------------------------------

0.75 - 1.25      1,157,452           3              0.89                 1,157,452                0.89

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 12  MERGER

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

NOTE 13  LOSS ON PURCHASE OPTION

On June 8, 2000, the Company entered into an option to purchase 510 shares of Song 1, Inc. by August 15, 2000. The Company did not exercise the option for various reasons. The total amount paid at December 31, 2000 was $139,255. The Company is currently in litigation to recover this initial deposit of $139,255, however, the ultimate outcome of this litigation is unknown at this time. While management believes that they will prevail in litigation, to be conservative regarding the investment asset in Song 1, Inc. The $139,255 was charged to operations in 2000.

NOTE 14  GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. The Company has no established source of revenue, recurring losses from operations, cash used in operations and accumulated deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters includes raising working capital to assure the Company's viability through private or public equity offerings and/or debt financing; and/or through the acquisition of new business or private ventures.

NOTE 15  SUBSEQUENT EVENT

During the month of January 2002, the Company received a loan from a related party in the amount of $37,500, due on demand with no interest rate.