Form 10QSB
period 2002-03-31
HBOA HOLDINGS INC
filed 2002-05-16
CIK 1042463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                         5200 NW 33rd Avenue, Suite 215
                            Ft. Lauderdale, FL 33309
              ----------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (954) 938-8010
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

                  YES [X]           NO [ ]

The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of March 31, 2002 was 21,675,000.

                               HBOA HOLDINGS, INC.
                         PART I - FINANCIAL INFORMATION


                                                                          PAGE
                                                                        --------
Item 1.  Financial Statements:

           Consolidated Balance Sheets as of March 31, 2002....................3

           Consolidated Statements of Operations for the Three Months
           Ended March 31, 2002 and 2001 and for the period from July 7,
           1998 (date of inception) to March 31, 2002 .........................4

           Consolidated Statements of Changes in Stockholders' Equity
           from July 7, 1998 (date of inception) through March 31, 2002 . . . .

           Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001 and for the period from July 7, 1998
           (date of inception) through March 31, 2002 .........................5

           Notes to Consolidated Financial Statements.......................6-10

Item 2.  Management's Discussion and Analysis of Financial Condition

           and Results of Operations.......................................11-15


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................16

Signatures................................................................... 17

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                                 MARCH 31, 2002


                                     Assets


Current assets
  Cash                                                                  $ 10,335
  Prepaid expenses                                                        22,786
                                                                        --------
Total current assets                                                      33,121

Property and equipment, net                                               54,219

Intangible assets, net                                                    97,447

Other assets
  Deposits                                                                 7,980
  Investment in Limited partnership - related party                      243,290
  Due from related party                                                   6,923
                                                                        --------
                                                                         258,193
                                                                        --------

                                                                        $442,980
                                                                        ========

                       See notes to financial statements

                   HBOA HOLDINGS, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED BALANCE SHEETS (Unaudited)
                              MARCH 31, 2002


                   Liabilities and Stockholders' Equity

Current liabilities
Accounts payable                                                    $    22,550
Accrued salaries                                                         15,665
Deferred revenue                                                          4,125
   Due to related parties                                               364,500
                                                                    -----------
Total current liabilities                                               406,840


Stockholders' equity
Preferred stock, no par value, 10,000,000
shares authorized; no shares issued and outstanding                          --
Common stock, $0.0005  par value, 25,000,000
shares authorized; 21,725,000 shares issued and
21,675,000 shares outstanding                                            10,862
Additional paid in capital                                            4,267,276
Deficit accumulation during the development stage                    (4,229,498)
                                                                    -----------
                                                                         48,640
Less: Treasury stock, 50,000 shares at cost                             (12,500)
                                                                    -----------
                                                                         36,140
                                                                    -----------

                                                                    $   442,980
                                                                    ===========
                       See notes to financial statements


                             HBOA HOLDINGS, INC. AND SUBSIDIARIES
                                 (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                                                 Period from
                                                                                 July 7, 1998
                                                                              (Date of inception)
                                               Three months ended March 31,            to
                                                   2002            2001          March 31, 2002
                                               -----------     -----------    --------------------
Income
Sales net of returns                           $     5,354     $     1,128        $    20,658
Management fees                                         --              --             11,778
Cost of sales                                          (97)         (5,560)           (14,344)
                                               -----------     -----------        -----------

Gross profit                                         5,257          (4,432)            18,092
Expenses
  Salaries                                          57,270         130,016            605,082
  Consulting                                            --         110,225          2,326,296
  Professional fees                                  4,461          40,512            280,783
  Insurance                                         10,741          10,919             78,748
  Marketing and advertising                          3,481          10,946             95,745
  Loss web site design                                  --              --             49,316
  Rent                                               1,379          63,241            167,517
  Other general and administrative expenses          6,705          33,187            396,636
  Loss on purchase option                               --              --            139,255
  Depreciation and amortization                     19,943          17,941            132,956
                                               -----------     -----------        -----------

                                                   103,978         416,987          4,272,334

Other income
  Other income                                       2,975              --              2,975
  Interest expense                                  (4,053)             --            (17,513)
  Interest income                                       --           1,472             39,281
                                               -----------     -----------        -----------

Net loss                                       $   (99,799)    $  (419,947)       $(4,229,499)
                                               ===========     ===========        ===========

Earnings per share
   Net loss per common share                   $    (0.005)    $    (0.019)       $    (0.195)
                                               -----------     -----------        -----------


                               See notes to financial statements

                                               HBOA HOLDINGS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
                                  PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO MARCH 31, 2002

                                                                                Deficit
                                                                              accumulated
                                                                                through
                                                                                   the
                                            Common Stock           Paid in     Development      Treasury Stock
                                       Shares        Amount        Capital        stage        Shares      Amount        TOTAL
                                     --------------------------------------------------------------------------------------------
Issuance of common stock for cash
on July 7, 1998                       6,426,975     $  75,000     $      --     $      --     $    --    $      --     $  75,000

Net loss 1998                                --            --            --       (52,257)         --           --       (52,257)
                                     --------------------------------------------------------------------------------------------

Balance December 31, 1998             6,426,975        75,000            --       (52,257)         --           --        22,743

Issuance of common stock for cash     2,142,325        25,000            --            --          --           --        25,000

Merge of Home Based Business Owner
   Association of America, Inc. and
   HBOA Com, Inc.                            --           990            --            --          --           --           990

Issuance of common stock for cash
on April 20, 1999                         8,569        10,000            --            --          --           --        10,000

Issuance of common stock for cash
on April 22, 1999                         1,714         2,000            --            --          --           --         2,000

Issuance of common stock for cash
on April 30, 1999                            86           100            --            --          --           --           100

                                     --------------------------------------------------------------------------------------------
                     Sub-total        8,579,669     $ 113,090     $      --     $ (52,257)         --          $--     $  60,833

                        See notes to financial statements

                                               HBOA HOLDINGS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
                                  PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO MARCH 31, 2002

                                                                                Deficit
                                                                              accumulated
                                                                                through
                                                                                   the
                                            Common Stock           Paid in     Development      Treasury Stock
                                       Shares        Amount        Capital        stage        Shares      Amount        TOTAL
                                     --------------------------------------------------------------------------------------------

                     Sub-total        8,579,669     $ 113,090     $      --     $ (52,257)    $    --    $      --     $  60,833
Issuance of common stock for cash
on May 11, 1999                           2,571         3,000            --            --          --           --         3,000

Issuance of common stock for cash
on May 28, 1999                           1,285         1,500            --            --          --           --         1,500

Issuance of common stock for cash
on June 7, 1999                           2,828         3,300            --            --          --           --          3300

Issuance of common stock for cash
on July 12, 1999                            428           500            --            --          --           --           500

Issuance of common stock in
    exchange for services  per
    contract on December 31, 1999           857         1,000            --            --          --           --         1,000

Issuance of common stock in
   exchange for loan  payable to
   a related party on December
   31, 1999                             181,584       211,900            --            --          --           --       211,900

Contribution of shares from
principal stockholders                 (199,922)           --            --            --          --           --            --
                                     --------------------------------------------------------------------------------------------

                     Sub-total        8,569,300     $ 334,290     $      --     $ (52,257)        $--          $--     $ 282,033

                                               HBOA HOLDINGS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
                                  PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO MARCH 31, 2002

                                                                                Deficit
                                                                              accumulated
                                                                                through
                                                                                   the
                                            Common Stock           Paid in     Development      Treasury Stock
                                       Shares        Amount        Capital        stage        Shares      Amount        TOTAL
                                     --------------------------------------------------------------------------------------------

                     Sub-total        8,569,300     $ 334,290     $      --     $ (52,257)        $--    $      --     $ 282,033

Net loss 1999                                                                    (327,921)                               (327,921)
                                     --------------------------------------------------------------------------------------------

Balance December 31, 1999             8,569,300       334,290            --      (380,178)    $    --           --       (45,888)

Issuance of common stock according
   to the private offering dated
   February 7, 2000 net of
   offering expenses                  1,730,998     1,810,872            --            --          --           --     1,810,872

Acquisition of assets of Mizar
  Energy on May 31, 2000              1,430,700           510            --            --          --           --           510

Additional capital paid in from
stockholders                                 --            --        65,000            --          --           --        65,000

Recapitalization  on May 31, 2000            --     (2,152,085)   2,152,085            --          --           --            --

Contribution of shares from
principal stockholders               (1,751,007)           --            --            --          --           --            --

Issuance of common stock in
exchange for loan payable to
a related party on June 30, 2000          9,640        11,249            --            --          --           --        11,249

                                     --------------------------------------------------------------------------------------------
                     Sub-total        9,989,631     $   4,836     $2,217,085    $(380,178)        $--    $      --     $1,841,743

                        See notes to financial statements

                                               HBOA HOLDINGS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
                                  PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO MARCH 31, 2002

                                                                                Deficit
                                                                              accumulated
                                                                                through
                                                                                   the
                                            Common Stock           Paid in     Development      Treasury Stock
                                       Shares        Amount        Capital        stage        Shares      Amount        TOTAL
                                     --------------------------------------------------------------------------------------------

                     Sub-total        9,989,631     $   4,836     $2,217,085    $(380,178)        $--    $      --     $1,841,743

Prorated return of capital to
common stockholders based on
dividends                                    --        (6,936)           --            --          --           --        (6,936)

Issuance of common stock in
exchange for services per contract
on June 30, 2000                          5,313         6,200            --            --          --           --         6,200

Issuance of common stock for cash,
on June 30, 2000                          5,056         5,900            --            --          --           --         5,900

On November 20, 2000, shares of
common stock were issued to
consultants in exchange for
consulting services                     350,000           350       568,400            --          --           --       568,750

On November 28, 2000, shares of
common stock were issued to a
consultant in exchange for
consulting services                     440,000           440       687,060            --          --           --       687,500

On December 11, 2000, shares of
common stock were issued in
exchange for options granted to
an officer                               22,500            22        33,728            --          --           --        33,750

                                     --------------------------------------------------------------------------------------------
                     Sub-total       10,812,500     $  10,812     $3,506,273    $(380,178)    $    --    $3,136,907

                        See notes to financial statements

                                               HBOA HOLDINGS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
                                  PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO MARCH 31, 2002

                                                                                Deficit
                                                                              accumulated
                                                                                through
                                                                                   the
                                            Common Stock           Paid in     Development      Treasury Stock
                                       Shares        Amount        Capital        stage        Shares      Amount        TOTAL
                                     --------------------------------------------------------------------------------------------

                     Sub-total       10,812,500     $  10,812     $3,506,273    $ (380,178)   $    --    $    --       $3,136,907

Compensation for consulting
services in exchange of stock
options and warrants                         --            --        59,770            --          --           --        59,770

Stock reacquired on December
7, 2000 totaling 50,000 shares
at cost                                      --            --            --            --     (50,000)     (12,500)      (12,500)

Stock split 2:1                      10,812,500            --            --            --          --           --            --

Net loss 2000                                --            --            --     (2,605,259)        --           --


Balance December 31, 2000            21,625,000        10,812     3,566,043     (2,985,437)   (50,000)     (12,500)      578,918

Additional capital paid in from
shareholders                                 --            --         3,360            --          --           --         3,360

Compensation for consulting
services in exchange of stock
options and warrants                         --            --       400,740            --          --           --       400,740

Compensation for consulting
services in exchange of common
stock                                   100,000            50        28,050            --          --           --        28,100
                                     --------------------------------------------------------------------------------------------

                     Sub-total       21,725,000     $  10,862    $3,998,193    $(2,985,437)   (50,000)   $ (12,500)    $1,011,118

                                                 See notes to financial statements

                                                               9


                                               HBOA HOLDINGS, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
                                  PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO MARCH 31, 2002

                                                                                Deficit
                                                                              accumulated
                                                                                through
                                                                                   the
                                            Common Stock           Paid in     Development      Treasury Stock
                                       Shares        Amount        Capital        stage        Shares      Amount        TOTAL
                                     --------------------------------------------------------------------------------------------

                     Sub-total       21,725,000     $  10,862    $ 3,998,193    $(2,985,437)  (50,000)   $ (12,500)    $1,011,118

Compensation for consulting
services in exchange of warrants             --            --        262,189            --         --           --        262,189

Additional paid in capital
contributed as rent                          --            --          5,515            --         --           --          5,515

Net loss 2001                                --            --     (1,144,262)    (1,144,262)


Balance December 31, 2001            21,725,000     $  10,862     $4,265,897    $(4,129,699)  (50,000)   $ (12,500)    $  134,560

Additional paid in capital
contributed as rent                                                   1,379                                                 1,379

Net loss March 31, 2002                     --             --           --          (99,799)  (99,799)          --            --
                                     --------------------------------------------------------------------------------------------
                                     21,725,000     $  10,862     $4,267,276    $(4,229,498)  (50,000)   $ (12,500)    $   36,140
                                     ============================================================================================

                                                 See notes to financial statements

                                   HBOA HOLDINGS, INC. AND SUBSIDIARIES
                                       (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                          Period from
                                                                                          July 7, 1998
                                                                                      (Date of inception)
                                                         Three months ended March 31,         to
                                                             2002           2001        March 31, 2002
                                                          --------       ---------      --------------
Cash flows from operating activities
  Net loss                                                $(99,799)      $(419,947)      $(4,229,498)
                                                          --------       ---------       -----------
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization                               19,943          17,941           132,956
Compensation in exchange for stock, options
and warrants                                                    --         100,185         2,040,799
(Increase) decrease in loans                                    --              --            (6,923)
(Increase) decrease in deposits and advances                    --              --            (7,980)
(Increase) decrease in accounts receivables                     --             440                --
(Increase) decrease in other receivables                        --          33,750                --
(Increase) decrease in prepaid expenses                    (10,351)         11,162           (22,786)
Increase (decrease) in accounts payable
and accrued expenses                                         2,442           1,634            54,128
Increase (decrease) in deferred income                        (825)          4,125
                                                          --------       ---------       -----------
Total adjustments                                           11,209         165,112         2,194,319
                                                          --------       ---------       -----------

Net cash used in operating activities                      (88,590)       (254,835)       (2,035,179)
                                                          --------       ---------       -----------

Cash flow from investing activities:
Cash payments for the purchase of investments                   --              --          (243,290)
Cash payment for the purchase of intangible property            --              --          (203,219)
Cash payments for the purchase of property                      --         (24,353)          (79,356)
                                                          --------       ---------       -----------

Net cash used in investing activities                           --         (24,353)         (525,865)
                                                          --------       ---------       -----------

Cash flow from financing activities:
Return of capital                                               --              --            (6,936)
Treasury stock reacquired                                       --              --           (12,500)
Capital contributed as rent                                  1,379              --             6,894
Proceeds from notes payable                                 92,500              --           364,500
Proceeds from additional paid in capital                        --           3,359           143,359
Proceeds from issuance of common stock                          --              --         2,076,062
                                                          --------       ---------       -----------

Net cash provided by financing activities                   93,879           3,359         2,571,379
                                                          --------       ---------       -----------

Net increase (decrease) in cash and cash equivalents         5,289        (275,829)           10,335

Cash and cash equivalents, beginning of the period           5,046         333,361                --
                                                          --------       ---------       -----------

Cash and cash equivalents, end of the period              $ 10,335       $  57,532       $    10,335
                                                          ========       =========       ===========

                                    See notes to financial statements

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       For the period from
                                                                                                           July 7, 1998
                                                                                                        (Date of inception)
                                                                   Three months ended March 31,                 to
                                                                    2002                  2001            March 31, 2002
                                                              ------------------    ----------------   ----------------------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
--------------------------------

    Interest expense                                           $            153      $           126                   8,311
                                                              ------------------    ----------------   ----------------------

Supplemental disclosures, 2000, of non-cash financing activities:
-----------------------------------------------------------------

On May 31, 2000, the Company acquired HBOA, Com, Inc. through Ingenu Incorporated, its wholly owned subsidiary. The acquisition of HBOA.Com, Inc. by the Company has been treated as an acquisition of the Company by HBOA.Com, Inc. and a recapitalization of HBOA.Com, Inc. A total of 1,430,700 shares were issued with the transaction (See Note 12).

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

                        See notes to financial statements

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2002

NOTE 1   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-KSB for the fiscal year ended December 31, 2001.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company's audited financial statements for the fiscal year ended December 31, 2001, which are included in Form 10- KSB.

In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of operating results to be expected for a full year.

The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply to the Company. Statement No.133 as amended by Statement No. 137 and 138, Accounting for Derivative Instruments and Hedging Activities established accounting and reporting standards for derivative instruments and related contracts and hedging activities. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 2000. The adoption of this pronouncement did not have a material effect on the Company's financial position, results of operations or liquidity. Statement No. 141, Business Combinations (SFAS 141) establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company's financial position, results of operations or liquidity. Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142) provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounting for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2002

NOTE 1   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Company believes that the implementation of SFAS 142 on April 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity. Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets supercedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supersedes the provisions of APB 30, Reporting the Results of Operations, pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the implementation of SFAS 144 on April 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity.

The accompanying consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

NOTE 2   BASIC EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share for each year is computed by dividing income
(loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

Basic weighted average number of shares outstanding at March 31, 2002 is as follows:

                  Basic weighted average number
                      of shares outstanding            21,675,000

The 2,077,452 shares of common stock reserved in connection with warrants are not included in the computation of dilutive earnings per share because the effect is antidilutive due to the net loss.

NOTE 3   CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk include cash on deposit with one financial institution amounting to $10,335 at March 31, 2002. Financial institutions insure depositors for up to $100,000 through the U.S. Federal Deposit Insurance Corporation.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2002

NOTE 4   INVESTMENT IN LIMITED PARTNERSHIP - RELATED PARTY

During 2001, the Company invested in an affiliated limited partnership, which developed, owns, and operates a computer system designed to facilitate the notifications and authorizations process between hospitals and insurers. The Company has a 17.92% interest in the partnership, acquired during 2001. The Company provided services to the related party in exchange for the interest; no services have been provided during the three months ended March 31, 2002. In addition, the principal shareholder, an officer and director of the Company, owns 1/3 of the general partner in the partnership.

NOTE 5   LONG-TERM NOTES PAYABLE

Long-term notes payable at March 31, 2002 are summarized as follows:

              Note payable to a related  party with no specified  rate of
              interest; due on demand.                                                         $    50,000

              Note payable to a related party with no specified rate of
              interest; due on demand.                                                              50,000

              Note payable to a related party with no specified rate of
              interest; due on demand.                                                              50,000

              Note payable to a related party with no specified rate of
              interest; due on demand.                                                              50,000

              Note payable to a related party with no specified rate of
              interest; due on demand.                                                              30,000

              Note payable to a related party with no specified rate of
              interest; due on demand.                                                              12,000

              Note payable to a related party with no specified rate of
              interest; due on demand.                                                              30,000

              Note payable to a related party with no specified rate of
              interest; due on demand.                                                              10,000

              Note payable to a related party with no specified rate of
              interest; due on demand.                                                              12,500

              Note payable to a related party with no specified rate of
              interest; due on demand.                                                              15,000

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2002

NOTE 5   LONG-TERM NOTES PAYABLE - CONTINUED

              Note payable to a related party with no specified rate of
              interest; due on demand.                                                         $    10,000

              Note payable to a related party with no specified rate of
              interest; due on demand.                                                              15,000

              Note payable to a related party with no specified rate of
              interest; due on demand.                                                              15,000

              Note payable to a related party with no specified rate of
              interest; due on demand.                                                              15,000
                                                                                               -----------

                                                                                                   364,500
              Less current portion                                                                (364,500)
                                                                                               -----------

              Total long-term notes payable:                                                   $         0
                                                                                               ===========


NOTE 6   STOCKHOLDERS' EQUITY

Preferred Stock

Authorized 10,000,000 shares of preferred stock, no par value per share. None issued as of three months ended March 31, 2002.

Common Stock

Authorized 25,000,000 shares of common stock, $0.0005 par value per share. At March 31, 2002, 21,725,000 shares of common stock were issued and 21,675,000 shares were outstanding.

NOTE 7   INCOME TAXES

At March 31, 2002, the Company had useable net operating loss carryforwards of approximately $4,266,899 for income tax purposes, available to offset future taxable income of the U.S. entity expiring through 2021.

The valuation allowance was $1,400,000 at March 31, 2002. This allowance was reversed at December 31, 2001, as management estimates that it is more likely than not that the deferred tax assets will be realized due to uncertainty of the Company's ability to generate future taxable income. The deferred tax asset was adjusted based on estimated use of net operating losses through December 31, 2001 to $385,000.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2002

NOTE 8   RELATED PARTY TRANSACTIONS

The Company has receivables at March 31, 2002 from a related party company totaling $6,923. This loan occurred during the ordinary course of business, bearing no interest, and due on demand. In the opinion of management, this loan does not bear more than normal credit risk, nor other unfavorable areas of concern.

At March 31, 2002, amounts due to related parties totaled $364,500 as follows:

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

         On January 2, 2002, the Company received a loan from a related party in the amount of $10,000 due on demand with no interest.

         On January 16, 2002, the Company received a loan from a related party in the amount of $12,500 due on demand with no interest.

         On January 30, 2002, the Company received a loan from a related party in the amount of $15,000 due on demand with no interest.

         On February 13, 2002, the Company received a loan from a related party in the amount of $10,000 due on demand with no interest.

         On February 27, 2002, the Company received a loan from a related party in the amount of $15,000 due on demand with no interest.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                        THREE MONTHS ENDED MARCH 31, 2002

NOTE 8   RELATED PARTY TRANSACTIONS - CONTINUED


         On March 12, 2002, the Company received a loan from a related party in the amount of $15,000 due on demand with no interest.

         On March 27, 2002, the Company received a loan from a related party in the amount of $15,000 due on demand with no interest.

NOTE 9   SUBSEQUENT EVENT

On April 8, 2002, the Company received a loan from a related party in the amount of $15,000 due on demand with no interest.

On April 24, 2002, the Company received a loan from a related party in the amount of $18,500 due on demand with no interest.

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

OVERVIEW

         We currently have three distinct divisions: (1) the Aerisys Division,
(2) the HBOA Division and (3) the PARIS Division. The Aerisys Division offers branded, private communities for schools, corporations and large groups. The PARIS Division owns a 17.99% membership interest in PARIS Health Services, Ltd. (The "PARIS Project"). The PARIS Project was formed to launch a new service for hospitals for routing procedure authorizations between hospitals and insurance providers. The HBOA Division provides an online community with business tools and fee-based services for small and home based businesses.

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

RESULTS OF OPERATIONS

         We are a development stage company and our revenue from operations have been nominal. Sales, net of returns, were $5,354 during the three months ended March 31, 2002 and $1,128 during the three months ended March 31, 2001. These revenues consisted of $4,475 from consulting services rendered to PARIS, Ltd., $825 Aerisys's contract revenue for monthly services and $54 for HBOA membership fees. During the period from July 7, 1998 (date of inception) through March 31, 2002, sales, net of revenues, were $18,092.

         Costs of sales was $823 during the three months ended March 31, 2001 and $1,048 during the three months ended March 31, 2001. During the period from July 7, 1998 (date of inception) through March 31, 2002, costs of sales were $13,949.

         We had a gross profit of $5,257 for the three months ended March 31, 2002 and a gross loss of $4,432 during the three months ended March 31, 2001. Our gross profit is a result of our increasing our revenues from our operating business, which arose from our consulting services to PARIS Ltd., and decreasing our cost of sale expenses . During the period from inception, July 7, 1998, through March 31 2002, our gross profit was $18,092. Most of these profits arose from the sale of HBOA memberships.

         Our operating expenses for the three months ended March 31, 2002 were $103,978 compared with $416,987 for the three months ended March 31, 2001. During the first quarter of 2002, we significantly decrease our operating expenses for salaries, consulting fees, rent, professional fees and other general and administrative expenses compared with our expenses for these items in the first quarter of 2001. During the first quarter of 2001, we had 7 people on our payroll, during the second quarter of 2002, we have 4 people on our payroll. Furthermore, our rent expenses were $1,379 during the first quarter of 2002 compared with rent expenses of $63,241 during the first quarter of 2001.

         As a result of the forgoing, our net loss was $99,799 for the three months ended March 31, 2002 compared with a net loss of $419,947 for the three months ended March 31, 2001. For the period from July 7, 1998 (date of inception) through March 31, 2002, our net loss was $4,229,499.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2002, we had cash on hand of $10,335. We expect that this cash on hand as of this date will allow us to meet our working capital requirements for the next two weeks. Beginning in May 2001 through May 1, 2002, Mr. Verdier, our founder and Chairman, has advanced an aggregate of $398,000 to our company. These loans are due on demand.

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

         During the three months ended March 31, 2002, we used $88,590 in operating activities. This consisted primarily of our net loss of $99,799 offset by certain adjustments of $11,209. During the period from July 7, 1998 through March 31, 2002, we used $2,035,179 in operating expenses.

         During the three months ended March 31, 2002, we did not use any capital in investment activities. During the period from inception (July 7, 1998) through March 31, 2002, we have used $525,865 in investing activities. During the three months ended March 31, 2002, we received $93,879 from financing activities, primarily as a result of $92,500 loan from Gary Verdier, our founder, Chairman and President. During the period from our inception (July 7, 1998) through March 31, 2002, we have received $2,571,379 in financing, which includes approximately $2.1 million received from a sale of our common stock in 2000 and $364,500 in loans from Gary Verdier.

RISK FACTORS

         In evaluating our business, the following risk factors should be considered:

         Our capital requirements have been and will continue to be significant due to, among other things, our expenses to develop our ASP business. As of March 31, 2002, we had cash on hand of $10,335. During the first quarter of 2002, our founder, Gary Verdier has placed approximately $10,000 - $15,000 in our company every two weeks. We expect that our founder will continue to provide us with necessary capital, until we obtain a funding source. As of May 1, 2002, Gary Verdier, our founder and Chairman, has advanced $398,000 to our company. We are currently exploring various forms of financing, including but not limited sales of additional debt or equity securities (or a combination thereof) in future public or private offerings or obtaining loans from third parties. However, there can be no assurance that any such financing will in fact be available to us when needed or upon terms acceptable to us.

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

         PARIS Ltd. has agreed to pay for the consulting and technology services that Marty Torsey, our Chief Technology Officer, provides to the PARIS partnership. In March 2002, we submitted an invoice to the PARIS partnership for $4,475 for Mr. Torsey's services in January. However, we do not know when we will begin receiving profit distributions under the PARIS partnership. Our ability to receive profit distributions is limited to approximately 9% of the profits, until the Trust has received distributions equal to its initial capital contribution. Furthermore, the Trust has certain preferences if there is a liquidation or dissolution of the Paris partnership.

         Given the current economic climate, we do not plan on devoting significant resources to our HBOA division in fiscal 2002.

WE HAVE A HISTORY OF OPERATING LOSSES, A GOING CONCERN QUALIFICATION AND EXPECT TO INCUR FUTURE LOSSES

         We have a net loss of $4,229,499 for the period from July 7, 1998 (date of inception) through March 31, 2002. The footnotes to our financial statements for the twelve months ended December 31, 2001 include an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern, which may make it more difficult for us to raise additional capital. We do not anticipate that we will earn a profit, during the 2002 fiscal year, due, in part to start up costs associated with developing our Aerisys and PARIS divisions. Furthermore, there can be no assurances that our business strategy will enable us to achieve profitable operations in the future.

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

PROPOSED LOANS FROM SHAREHOLDERS SECURED BY A LIEN ON ALL OF OUR ASSETS OR OUR INTELLECTUAL PROPERTY

         We are presently exploring the possibility of receiving a loan or loans from our shareholders which are secured by a lien on some or all of our assets. As of May 1, 2002, Gary Verdier has advanced approximately $398,000 to our company. These loans were not secured by a lien on any of our assets. However, Mr. Verdier may not be willing to make any further loans to our company or he may demand that his previous loans be secured by some or all of our assets. Similarly, our other shareholders may not be willing to advance money to our company unless they receive a security interest in all of our assets or our intellectual property. As of May 1, 2002, we have not entered into any definitive financing agreements which grant a lien in our assets to any of our shareholders. However, if any of our shareholders receive a security interest in all of our assets and we default on our loan, our shareholders could foreclose on the pledged assets. Any foreclosure on pledged assets would have a material adverse effect on our business.

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

RAPID TECHNOLOGICAL CHANGE

         The markets in which our Aerisys and PARIS Division compete are characterized by frequent new product introductions, rapidly changing technology, and the emergence of new industry standards. The rapid development of new technologies increases the risk that current or new competitors will develop products or services that reduce the competitiveness and are superior to our products and services. The future success of our Aerisys and PARIS Divisions will depend to a substantial degree upon their ability to develop and introduce in a timely fashion new products and services and enhancements to their existing products and services that meet changing customer requirements and emerging industry standards. The development of new, technologically advanced products and services is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There is a potential for product development delay due to the need to comply with new or modified standards. There can be no assurance that our Aerisys and PARIS Divisons will be able to identify, develop, market, support, or manage the transition to new or enhanced products or services successfully or on a timely basis, that new products or services will be responsible to technological changes or will gain market acceptance, or that these divisions will be able to respond effectively to announcements by competitors, technological changes, or emerging industry standards. Our business, results of operations, and financial condition would be materially and adversely affected if our Aerisys and PARIS Divisions were to be unsuccessful, or to incur significant delays in developing and introducing new products, services, or enhancements.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.       EXHIBITS

         None

B.       REPORTS ON FORM 8-K

         The Company did not file any Reports on Form 8-K during the three months ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2002               HBOA HOLDINGS, INC.

                                    By /s/   Gary Verdier
                                    ---------------------
                                    Gary Verdier
                                    President and Chief Executive Officer
                                    (Principal Financial and Accounting Officer)