Form 10QSB
period 2002-06-30
HBOA HOLDINGS INC
filed 2002-08-19
CIK 1042463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                                   SECURITIES

                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                                   SECURITIES

                              EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER: 0-24977

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Florida                                65-1053546
-------------------------------              ---------------------
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

                  YES [X]           NO [ ]

The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of June 30, 2002 was 21,725,000.

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements:

         Consolidated Balance Sheets as of June 30, 2002
         (Unaudited) and December 31, 2001 (Audited).......................3-4

         Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2002 and for the period from July 7, 1998
         (date of inception) to June 30, 2002................................5

         Consolidated Statements of Changes in Stockholders' Equity
         from July 7, 1998 (date of inception) through June 30, 2002......6-11

         Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 2002 and 2001 and for the period from July 7, 1998
         (date of inception) through June 30, 2002.......................12-13

         Notes to Consolidated Financial Statements......................14-20


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................21-32


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................33

Signatures..................................................................34

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:


                   HBOA HOLDINGS, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED BALANCE SHEET (Unaudited)
                               JUNE 30, 2002


                                  Assets


Current assets
  Cash                                                 $  3,167
  Accounts receivable                                    24,812
  Prepaid expenses                                       17,892
                                                       --------
Total current assets                                     45,871

Property and equipment, net                              50,726

Intangible assets, net                                   80,997

Other assets
  Deposits                                                7,980
  Investment in Limited partnership - related party     243,290
  Due from related party                                  6,923
                                                       --------
                                                        258,193
                                                       --------

                                                       $435,787
                                                       ========

                       See notes to financial statements

                   HBOA HOLDINGS, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED BALANCE SHEETS (Unaudited)
                               JUNE 30, 2002


                   Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable                                       $    35,009
Accrued expenses                                            19,787
Accrued interest                                            14,405
Deferred revenue                                             1,650
   Due to related parties                                  460,000
                                                       -----------
Total current liabilities                                  530,851


Stockholders' deficit
Preferred stock, no par value, 10,000,000
shares authorized; no shares issued and outstanding             --
Common stock, $0.0005  par value, 25,000,000
shares authorized; 21,725,000 shares issued and
21,675,000 shares outstanding                               10,862
Additional paid in capital                               4,268,655
Deficit accumulation during the development stage       (4,362,081)
                                                       -----------
                                                           (82,564)
Less: Treasury stock, 50,000 shares at cost                (12,500)
                                                       -----------
                                                           (95,064)
                                                       -----------

                                                       $   435,787
                                                       ===========

                       See notes to financial statements

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                                                       Period from
                                                                                                       July 7, 1998
                                                                                                    (Date of inception)
                                               Three months ended June 30,  Six months ended June 30,      to
                                                   2002          2001          2002         2001      June 30, 2002
                                               -----------   -----------   -----------   -----------   -----------
Income
  Sales net of returns                         $   4,060     $   2,148     $   4,939     $   3,275     $    20,243
  Management fees                                     --            --            --            --          11,778
  Cost of sales                                     (190)       (5,569)         (287)      (10,672)        (14,534)
                                               ---------     ---------     ---------     ---------     -----------

                                                   3,870        (3,421)        4,652        (7,397)         17,487

Expenses
  Salaries                                        76,336       166,425       133,606       299,282         681,418
  Consulting                                       8,400       110,224         8,400       220,449       2,334,696
  Professional fees                               21,355        52,980        25,816        90,992         302,138
  Insurance                                        9,628        19,918        20,369        30,837          88,376
  Marketing and advertising                       17,368        18,175        20,849        29,121         113,113
  Loss web site design                                --            --            --            --          49,317
  Rent                                             1,379        63,241         2,758       126,482         168,896
  Other general and administrative expenses       11,606        56,477        20,385        90,119         410,316
  Loss on purchase option                             --            --            --            --         139,255
  Depreciation and amortization                   19,943        39,549        39,885        57,490         152,898
                                               ---------     ---------     ---------     ---------     -----------

                                                 166,014       526,989       272,068       944,772       4,440,423

Other income
  Other income                                    37,200            --        44,650            --          44,650
  Interest expense                                (5,563)         (270)       (9,616)         (270)        (23,076)
  Interest income                                     --         1,541            --         3,013          39,281
                                               ---------     ---------     ---------     ---------     -----------

Net loss                                       $(130,507)    $(529,139)    $(232,382)    $(949,426)    $(4,362,081)
                                               =========     =========     =========     =========     ===========

Earnings per share
   Net loss per common share                   $  (0.006)    $  (0.024)    $  (0.011)    $  (0.044)    $  (0.201)
                                               ---------     ---------     ---------     ---------     ---------

                       See notes to financial statements

                      HBOA HOLDINGS, INC. AND SUBDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY (DEFICIT) (Unaudited)
          PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO JUNE 30, 2002



                                                                                      Deficit
                                                                                    accumulated
                                                                                    through the
                                                   Common Stock           Paid in   Development
                                                      Shares     Amount   Capital     stage
                                                   --------------------------------------------
Issuance of common stock for cash
on July 7, 1998                                     6,426,975   $ 75,000   $--       $     --

Net loss 1998                                              --         --    --        (52,257)
                                                    -----------------------------------------
Balance December 31, 1998                           6,426,975     75,000    --        (52,257)

Issuance of common stock for cash                   2,142,325     25,000    --             --

Merge of Home Based Business Owner
   Association of America, Inc. and HBOA
   Com, Inc.                                               --        990    --             --

Issuance of common stock for cash
on April 20, 1999                                       8,569     10,000    --             --

Issuance of common stock for cash
on April 22, 1999                                       1,714      2,000    --             --

Issuance of common stock for cash
on April 30, 1999                                          86        100    --             --

                                                    -----------------------------------------

                    Sub-total                       8,579,669   $113,090   $--       $(52,257)

[RESTUB]
                                                    Treasury  Stock
                                                     Shares   Amount    TOTAL
                                                   -----------------------------

Issuance of common stock for cash
on July 7, 1998                                        --      $--      $ 75,000

Net loss 1998                                          --       --       (52,257)
                                                       -------------------------

Balance December 31, 1998                              --       --        22,743

Issuance of common stock for cash                      --       --        25,000

Merge of Home Based Business Owner
   Association of America, Inc. and HBOA
   Com, Inc.                                          --        --           990

Issuance of common stock for cash
on April 20, 1999                                     --        --        10,000

Issuance of common stock for cash
on April 22, 1999                                     --        --         2,000

Issuance of common stock for cash
on April 30, 1999                                     --        --           100

                                                      --------------------------

                    Sub-total                         --       $--      $ 60,833

                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY (DEFICIT) (Unaudited)
          PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO JUNE 30, 2002



                                                                                       Deficit
                                                                                     accumulated
                                                                                     through the
                                                   Common Stock            Paid in   Development
                                                      Shares     Amount    Capital     stage
                                                 ----------------------------------------------
                    Sub-total                       8,579,669   $113,090     $--       $(52,257)
Issuance of common stock for cash
on May 11, 1999                                         2,571      3,000      --             --

Issuance of common stock for cash
on May 28, 1999                                         1,285      1,500      --             --

Issuance of common stock for cash
on June 7, 1999                                         2,828      3,300      --             --

Issuance of common stock for cash
on July 12, 1999                                          428        500      --             --

Issuance of common stock in exchange for services
    per contract on December 31, 1999                     857      1,000      --             --

Issuance of common stock in exchange for loan
   payable to a related party on December
31, 1999                                              181,584    211,900      --             --

Contribution of shares from principal
stockholders                                         (199,922)        --      --             --
                                                    -------------------------------------------

                    Sub-total                       8,569,300   $334,290     $--       $(52,257)

[RESTUB]
                                                    Treasury Stock
                                                    Shares    Amount     TOTAL
                                                   -----------------------------
                    Sub-total                         --       $--      $ 60,833
Issuance of common stock for cash
on May 11, 1999                                       --        --         3,000

Issuance of common stock for cash
on May 28, 1999                                       --        --         1,500

Issuance of common stock for cash
on June 7, 1999                                       --        --         3,300

Issuance of common stock for cash
on July 12, 1999                                      --        --           500

Issuance of common stock in exchange for services
    per contract on December 31, 1999                 --        --         1,000

Issuance of common stock in exchange for loan
   payable to a related party on December
31, 1999                                              --        --       211,900

Contribution of shares from principal
stockholders                                          --        --            --
                                                      --------------------------

                    Sub-total                         --       $--      $282,033

                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY (DEFICIT) (Unaudited)
          PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO JUNE 30, 2002



                                                                                                 Deficit
                                                                                               accumulated
                                                                                               through the
                                                   Common Stock                 Paid in        Development
                                                      Shares        Amount      Capital          stage
                                                 ------------------------------------------------------------
                    Sub-total                       8,569,300   $   334,290    $       --      $ (52,257)

Net loss 1999                                              --           --             --       (327,921)
                                                    -------------------------------------------------------------
Balance December 31, 1999                           8,569,300      334,290             --       (380,178)

Issuance of common stock according to the
   private offering dated February 7, 2000
   net of  offering expenses                        1,730,998    1,810,872             --             --

Acquisition of assets of Mizar Energy
on May 31, 2000                                     1,430,700          510             --             --

Additional capital paid in from stockholders               --           --         65,000             --

Recapitalization  on May 31, 2000                          --   (2,152,085)     2,152,085             --

Contribution of shares from principal
stockholders                                       (1,751,007)          --             --             --

Issuance of common stock in exchange
for loan payable to a related party on
June 30, 2000                                           9,640       11,249             --             --
                                                    -------------------------------------------------------------

                    Sub-total                       9,989,631   $    4,836     $2,217,085      $(380,178)

[RESTUB]
                                                 Treasury   Stock
                                                  Shares    Amount      TOTAL
                                                   ---------------------------

                    Sub-total                      --        $--     $  282,033

Net loss 1999                                      --         --       (327,921)
                                                   ----------------------------
Balance December 31, 1999                          --         --        (45,888)

Issuance of common stock according to the
   private offering dated February 7, 2000
   net of  offering expenses                       --         --      1,810,872

Acquisition of assets of Mizar Energy
on May 31, 2000                                    --         --            510

Additional capital paid in from stockholders       --         --         65,000

Recapitalization  on May 31, 2000                  --         --             --

Contribution of shares from principal
stockholders                                       --         --             --

Issuance of common stock in exchange
for loan payable to a related party on
June 30, 2000                                      --         --         11,249
                                                   ----------------------------

                    Sub-total                      --        $--     $1,841,743

                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY (DEFICIT) (Unaudited)
          PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO JUNE 30, 2002



                                                                                              Deficit
                                                                                            accumulated
                                                                                            through the
                                                    Common Stock               Paid in       Development
                                                      Shares      Amount      Capital          stage
                                                    ---------------------------------------------------

                    Sub-total                       9,989,631    $ 4,836     $2,217,085      $(380,178)

Prorated return of capital to common
stockholders based on dividends                            --     (6,936)            --             --

Issuance of common stock in exchange for
services per contract on June 30, 2000                  5,313      6,200             --             --

Issuance of common stock for cash,
on June 30, 2000                                        5,056      5,900             --             --

On November 20, 2000, shares of common
stock were issued to consultants in
exchange for consulting services                      350,000        350        568,400             --

On November 28, 2000, shares of common
stock were issued to a consultant in
exchange for consulting services                      440,000        440        687,060             --

On December 11, 2000, shares of common
stock were issued in exchange for options
granted to an officer                                  22,500         22         33,728             --
                                                    ------------------------------------------------------------

                    Sub-total                      10,812,500    $10,812     $3,506,273      $(380,178)

[RESTUB]
                                                  Treasury   Stock
                                                   Shares    Amount     TOTAL
                                                   -----------------------------

                    Sub-total                       --        $--     $1,841,743

Prorated return of capital to common
stockholders based on dividends                     --         --         (6,936)

Issuance of common stock in exchange for
services per contract on June 30, 2000              --         --          6,200

Issuance of common stock for cash,
on June 30, 2000                                    --         --          5,900

On November 20, 2000, shares of common
stock were issued to consultants in
exchange for consulting services                    --         --        568,750

On November 28, 2000, shares of common
stock were issued to a consultant in
exchange for consulting services                    --         --        687,500

On December 11, 2000, shares of common
stock were issued in exchange for options
granted to an officer                               --         --         33,750
                                                   -----------------------\-----

                    Sub-total                       --        $--     $3,136,907

                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY (DEFICIT) (Unaudited)
          PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO JUNE 30, 2002



                                                                                            Deficit
                                                                                          accumulated
                                                                                          through the
                                                      Common Stock           Paid in      Development
                                                     Shares    Amount        Capital         stage
                                                   ----------------------------------------------------------

                    Sub-total                      10,812,500   $10,812     $3,506,273    $  (380,178)

Compensation for consulting services in
exchange of stock options and warrants                     --        --         59,770             --

Stock reacquired on December 7, 2000
totaling 50,000 shares at cost                             --        --             --             --

Stock split 2:1                                    10,812,500        --             --             --

Net loss 2000                                              --        --             --     (2,605,259)
                                                   --------------------------------------------------

Balance December 31, 2000                          21,625,000    10,812      3,566,043     (2,985,437)

Additional capital paid in from shareholders               --        --          3,360             --

Compensation for consulting services in
exchange of stock options and warrants                     --        --        400,740             --

Compensation for consulting services in
exchange of common stock                              100,000        50         28,050             --
                                                   --------------------------------------------------

                    Sub-total                      21,725,000   $10,862     $3,998,193    $(2,985,437)

[RESTUB]
                                                  Treasury       Stock
                                                   Shares        Amount       TOTAL
                                                  ------------------------------------
                    Sub-total                          --       $     --   $ 3,136,907

Compensation for consulting services in
exchange of stock options and warrants                 --             --        59,770

Stock reacquired on December 7, 2000
totaling 50,000 shares at cost                    (50,000)       (12,500)      (12,500)

Stock split 2:1                                        --             --            --

Net loss 2000                                          --             --    (2,605,259
                                                  ------------------------------------

Balance December 31, 2000                         (50,000)       (12,500)      578,918

Additional capital paid in from shareholders           --             --         3,360

Compensation for consulting services in
exchange of stock options and warrants                 --             --       400,740

Compensation for consulting services in
exchange of common stock                               --             --        28,100
                                                  ------------------------------------

                    Sub-total                     (50,000)      $(12,500)  $ 1,011,118

                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY (DEFICIT) (Unaudited)
          PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO JUNE 30, 2002


                                                                                               Deficit
                                                                                             accumulated
                                                                                             through the
                                                          Common Stock         Paid in       Development
                                                     Shares        Amount      Capital         stage
                                                   ------------------------------------------------------------
                    Sub-total                      21,725,000      $10,862     $3,998,193    $(2,985,437)

Compensation for consulting services in
exchange of warrants                                       --           --        262,189             --

Additional paid in capital contributed as rent             --           --          5,515             --

Net loss 2001                                              --           --             --     (1,144,262)
                                                   -----------------------------------------------------

Balance December 31, 2001                          21,725,000      $10,862     $4,265,897    $(4,129,699)

Additional paid in capital contributed as rent             --           --          2,758             --


Net loss June 30, 2002                                     --           --             --       (232,382)
                                                   -----------------------------------------------------
                                                   21,725,000      $10,862     $4,268,655    $(4,362,081)
                                                   =====================================================

[RESTUB]
                                                    Treasury   Stock
                                                    Shares     Amount      TOTAL
                                                   ---------------------------------
                    Sub-total                      (50,000)   $(12,500)  $ 1,011,118

Compensation for consulting services in
exchange of warrants                                    --          --       262,189

Additional paid in capital contributed as rent          --          --         5,515

Net loss 2001                                           --          --    (1,144,262)
                                                   ---------------------------------

Balance December 31, 2001                          (50,000)   $(12,500)  $   134,560

Additional paid in capital contributed as rent          --          --         2,758


Net loss June 30, 2002                                  --          --      (232,382)
                                                   ---------------------------------
                                                   (50,000)   $(12,500)  $   (95,064)
                                                   =================================

                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                       Period from
                                                                                       July 7, 1998
                                                                                   (Date of inception)
                                                         Six months ended June 30  ,      to
                                                            2002         2001        June 30, 2002
                                                        ---------     ---------       -----------
Cash flows from operating activities
  Net loss                                              $(232,382)    $(949,426)      $(4,362,081)
                                                        ---------     ---------       -----------

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization                              39,885        57,490           152,898
Compensation in exchange for stock, options
and warrants                                                   --       100,185         2,040,799
(Increase) decrease in loans                                   --            --            (6,923)
(Increase) decrease in deposits and advances                   --            --            (7,980)
(Increase) decrease in accounts receivables                    --           440                --
(Increase) decrease in other receivables                  (24,812)       33,750           (24,812)
(Increase) decrease in prepaid expenses                    (5,457)       11,162           (17,892)
Increase (decrease) in accounts payable
and accrued expenses                                       30,952         1,634            85,115
Increase (decrease) in deferred income                       (825)           --             1,650
                                                        ---------     ---------       -----------
Total adjustments                                          39,745       204,661         2,222,855
                                                        ---------     ---------       -----------

Net cash used in operating activities                    (192,637)     (744,765)       (2,139,226)
                                                        ---------     ---------       -----------

Cash flow from investing activities:
Cash payments for the purchase of investments                  --            --          (243,290)
Cash payment for the purchase of intangible property           --            --          (203,219)
Cash payments for the purchase of property                     --       (24,353)          (79,356)
                                                        ---------     ---------       -----------

Net cash used in investing activities                          --       (24,353)         (525,865)
                                                        ---------     ---------       -----------

Cash flow from financing activities:
Return of capital                                              --            --            (6,936)
Treasury stock reacquired                                      --            --           (12,500)
Capital contributed as rent                                 2,758            --             8,273
Proceeds from notes payable                               188,000            --           460,000
Proceeds from additional paid in capital                       --         3,359           143,359
Proceeds from issuance of common stock                         --            --         2,076,062
                                                        ---------     ---------       -----------

Net cash provided by financing activities                 190,758         3,359         2,668,258
                                                        ---------     ---------       -----------

Net increase (decrease) in cash and cash equivalents       (1,879)     (765,759)            3,167

Cash and cash equivalents, beginning of the period          5,046       333,361                --
                                                        ---------     ---------       -----------

Cash and cash equivalents, end of the period            $   3,167     $(432,398)      $     3,167
                                                        =========     =========       ===========

                       See notes to financial statements.

            HBOA HOLDINGS, INC. AND SUBSIDIARIES
                (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            For the period from
                                                                               July 7, 1998
                                                                            (Date of inception)
                                                  Six months ended June 30,         to
                                                       2002     2001           June 30, 2002
                                                      -----    -----           -------------

Supplemental disclosures of cash flow information:
Cash paid during the period for:

    Interest expense                                  $512     $270                8,311
                                                      ----     ----                -----

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2002

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

In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of operating results to be expected for a full year.

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

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2002



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

Basic weighted average number of shares outstanding at June 30, 2002 is as follows:

                  Basic weighted average number
                      of shares outstanding             21,624,444

The 2,077,452 shares of common stock reserved in connection with warrants are not included in the computation of dilutive earnings per share because the effect is antidilutive due to the net loss.

NOTE 3   CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk include cash on deposit with one financial institution amounting to $3,167 at June 30, 2002. Financial institutions insure depositors for up to $100,000 through the U.S. Federal Deposit Insurance Corporation.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2002

NOTE 4   INVESTMENT IN LIMITED PARTNERSHIP - RELATED PARTY

During 2001, the Company invested in an affiliated limited partnership, which developed, owns, and operates a computer system designed to facilitate the notifications and authorizations process between hospitals and insurers. The Company has a 17.92% interest in the partnership, acquired during 2001. The Company provided services to the related party in exchange for an interest in the partnership. In addition, the principal shareholder, an officer and director of the Company, owns one-third of the general partner in the partnership. In addition to the one-third ownership, he is also an officer and director of the general partner. Under the partnership agreement, the general partner is entitled to receive ten-percent of the gross revenues received by the partnership during the preceding month. However, if the partnership is not profitable during a fiscal year, the compensation payable to the general partner cannot exceed $150,000.


NOTE 5   LONG-TERM NOTES PAYABLE

Long-term notes payable at June 30, 2002 are summarized as follows:

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

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2002



NOTE 5   LONG-TERM NOTES PAYABLE - CONTINUED

      Note payable to a related party with no specified rate
      of interest; due on demand.                                    $  10,000

      Note payable to a related party with no specified rate
      of interest; due on demand.                                       15,000

      Note payable to a related party with no specified rate
      of interest; due on demand.                                       15,000

      Note payable to a related party with no specified rate
      of interest; due on demand.                                       15,000

      Note payable to a related party with no specified rate
      of interest; due on demand.                                       15,000

      Note payable to a related party with no specified rate
      of interest; due on demand.                                       18,500

      Note payable to a related party with no specified rate
      of interest; due on demand.                                       20,000

      Note payable to a related party with no specified rate
      of interest; due on demand.                                       20,000

      Note payable to a related party with no specified rate
      of interest; due on demand.                                       15,000

      Note payable to a related party with no specified rate
      of interest; due on demand.                                        7,000
                                                                       --------

                                                                       460,000

              Less current portion                                    (460,000)
                                                                     ---------

              Total long-term notes payable:                         $       0
                                                                     =========

The total interest expense related to these loans was $9,104 at June 30, 2002.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2002



NOTE 6   STOCKHOLDERS' DEFICIT

Preferred Stock
---------------

Authorized 10,000,000 shares of preferred stock, no par value per share. None issued as of six months ended June 30, 2002.

Common Stock
------------

Authorized 25,000,000 shares of common stock, $0.0005 par value per share. At June 30, 2002, 21,725,000 shares of common stock were issued and 21,675,000 shares were outstanding.

NOTE 7   INCOME TAXES

At June 30, 2002, the Company had useable net operating loss carryforwards of approximately $4,266,899 for income tax purposes, available to offset future taxable income of the U.S. entity, expiring through 2021.

The valuation allowance was $1,400,000 at June 30, 2002. This allowance was reserved at December 31, 2001, as management estimates that it is more likely than not that the deferred tax assets will be realized due to uncertainty of the Company's ability to generate future taxable income. The deferred tax asset was adjusted based on estimated use of net operating losses through December 31, 2001 to $385,000.

NOTE 8   RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2002 the Company provided consulting services to its affiliated limited partnership totaling $22,200.

On June 5, 2002 the Company entered into a consulting agreement with a related party to provide technical and network support, marketing and operating services for $5,000 per week. The total amount of services provided at June 30, 2002 amounted to $15,000. In addition, the Company has receivables at June 30, 2002 from the same related party totaling $6,923. This loan occurred during the ordinary course of business, bearing no interest, and due on demand. In the opinion of management, this loan does not bear more than normal credit risk, nor other unfavorable areas of concern.

At June 30, 2002, amounts due to the same related party totaled $460,000 as follows:

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

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                         SIX MONTHS ENDED JUNE 30, 2002

NOTE 8   RELATED PARTY TRANSACTIONS - CONTINUED

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

         On May 7, 2002, the Company received a loan from a related party in the amount of $20,000 due on demand with no interest.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                         SIX MONTHS ENDED JUNE 30, 2002

NOTE 8   RELATED PARTY TRANSACTIONS - CONTINUED

         On May 21, 2002, the Company received a loan from a related party in the amount of $20,000 due on demand with no interest.

         On June 5, 2002, the Company received a loan from a related party in the amount of $15,000 due on demand with no interest.

         On June 19, 2002, the Company received a loan from a related party in the amount of $7,000 due on demand with no interest.

NOTE 9   GOING CONCERN UNCERTAINTY

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

NOTE 10  SUBSEQUENT EVENT

On July 2, 2002, the Company received a loan from a related party in the amount of $10,000 due on demand with no interest.

On July 24, 2002, the Company received a loan from a related party in the amount of $10,000 due on demand with no interest.

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

OVERVIEW

         We currently have three distinct divisions: (1) the Aerisys Division,
(2) the HBOA Division and (3) the PARIS Division. The Aerisys Division offers branded, private communities for schools, corporations and large groups. The PARIS Division owns a 17.99% membership interest in PARIS Health Services Ltd. (The "PARIS Project," "PARIS Ltd." or the "PARIS Partnership"). The PARIS Project was formed to launch a new service for hospitals for routing procedure authorizations between hospitals and insurance providers. The HBOA Division provides an online community with business tools and fee-based services for small and home based businesses.

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

RESULTS OF OPERATIONS

         We are a development stage company and our revenue from operations have been nominal. Sales, net of returns, were $4,060 and $4,939 during the three and six months ended June 30, 2002 and $2,148 and $3,725 during the three and six months ended June 30, 2001. The sales during the period ended June 30, 2002 were generated from services provided to schools by our Aerisys Division. The sales during the period ended June 30, 2001 were generated from our HBOA members. During the period from July 7, 1998 (date of inception) through June 30, 2002, sales, net of returns, were $20,243. The historical number includes approximately $15,000 in sales of HBOA membership interests that were made by HBOA-DC prior to its merger with HBOA-FL.

         Costs of sales were $190 and $287 during the three and six months ended June 30, 2002 compared to cost of sales of $5,569 and $10,672, primarily related to our Internet hosting services, during the three and six months ended June 30, 2001. During the six months ended June 30, 2002, we no longer had to pay costs related to our Internet hosting services, so our cost of sales decreased dramatically. During the period from July 7, 1998 (date of inception) through June 30, 2002 , costs of sales were $14,534.

         We had a gross profit of $3,870 and $4,652 for the three and six months ended June 30, 2002 compared to net losses of $3,421 and $7,397 during the three and six months ended June 30, 2001. We began to generate positive income during the three and six months ended June 30, 2002 because our operating expenses decreased during this time period. During the period from inception, July 7, 1998, through June 30, 2002, our gross profit was $17,487. This historical number includes approximately $13,617 in profits came from the sale of HBOA memberships.

         Our operating expenses for the three and six months ended June 30, 2002 were $166,014 and $272,068 compared with operating expenses of $526,989 and $944,772 for the three and six months ended June 30, 2001. Our operating expenses for the three and six months ended June 30, 2002 consisted of salaries, consulting fees, professional fees, marketing and advertising, depreciation and amortization and other general and administrative expenses. Our operating expenses decreased because we shifted the focus of our business and no longer had the large infrastructure costs associated with our HBOA Division. The operating expenses that decreased most significantly in the three and six months ended June 30, 2002 were salaries, consulting fees, insurance, rent and other general and administrative expenses. .

         Salaries decreased because fewer people were on the payroll in June 2002. Consulting fees decreased in 2002, because we issued 200,000 shares of our common stock to a consultant in the six months ended June 30, 2001 incurring a consulting charge equal to $110,224 during that time period. We did not issue securities as payment for consulting services in the six months ended June 30, 2002. Our rent decreased in fiscal 2002, because we moved to our new offices in April 2001. However, during the six months ended June 30, 2001, we forfeited a $25,000 security deposit to be released from obligations under a new lease and had rental payments of $38,241 under our lease for office space at 2400 Commercial Blvd., Ft. Lauderdale, Florida.

         We generated other income of $37,200 and $44, 650 from services to two related parties during the three and six months ended June 30, 2002. We did not generate other income during the three and six months ended June 30, 2001. We generated approximately $15,000 of this amount in the three months ended from consulting services provided by Dundas Systems, Inc., a company which is solely owned by Gary Verdier, our founder and Chairman. We entered into this consulting agreement with Dundas in June 2002 to provide technical and network support, marketing and operating services to Dundas for $5,000 per week. We generated $22,200 from services that our company provided to the PARIS Partnership, an affiliated company.

         We own a 17.99% ownership interest in PARIS Partnership and Gary Verdier is a principal shareholder, officer and director of the general partner of the PARIS Partnership. At the present time, Mr. Verdier is one of the three directors and shareholders of the general partner. Under the partnership agreement, the general partner is entitled to receive 10% of the gross revenues received by the PARIS Partnership during the preceding month. However, if the PARIS Partnership is not profitable during a fiscal year, the compensation payable to the general partner can not exceed $150,000.

         As a result of the foregoing, our net loss was $130,507 and $232,382 for the three and six months ended June 30, 2002 compared with a net loss of $529,139 and $949,426 for the three and nine months ended June 30, 2001. For the period from July 7, 1998 (date of inception) through September 30, 2001, our net loss was $4,362,081.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2002, we had cash on hand of $3,167. Mr. Verdier, our founder and Chairman, has advanced an aggregate of $460,000 to our company as of June 30, 2002. These loans are due on demand. In June 2002, Dundas Systems, a company wholly owned by Mr. Verdier, entered into a consulting agreement with the Company in which the Company will provide technical and network support, marketing and operating services to Dundas for $5,000 per week. The fees generated from this agreement will provide working capital for the company's operations. However, the consulting agreement does not have a term and can be canceled at any time by either party, upon two weeks written notice. Additionally, we have generated revenues from services that we provide to the PARIS Partnership, a related party. We expect that this cash on hand and payments under our consulting agreement with Dundas will allow us to meet our working capital requirements for the next few months.

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

         Our capital requirements have been and will continue to be significant due to, among other things, our expenses to develop our ASP business and fulfill our obligations to the PARIS Partnership and Dundas. At this time, we are not able to estimate the costs of providing these services. We do not plan on making any new purchases of plant or equipment or hiring any additional employees during the next 12 month period.

         During the six months ended June 30, 2002, we used $192,637 in operating activities compared to $744,765 during the six months ended June 30, 2001. Our use of cash in our operating activities decreased during this time period primarily because our net loss decreased by $717,044.

During the period from July 7, 1998 through June 30, 2002, we have used $2,139,226 in operating activities.

         During the six months ended June 30, 2002, we did not use any cash in investing activities. During the period from inception (July 7, 1998) through June 30, 2002, we have used $525,865 in investing activities. During the six months ended June 30, 2002, we received $190,758 from financing activities, primarily as a result of a $200,000 loan from Gary Verdier, our founder, Chairman and President. During the period from our inception (July 7, 1998) through June 30, 2002, we raised $2,668,258 in financing.

RISK FACTORS

         In evaluating our business, the following risk factors should be considered:

WE NEED ADDITIONAL CAPITAL

         Our capital requirements have been and will continue to be significant due to, among other things, our expenses to develop our ASP business. As of June 30, 2002, we had cash on hand of $3,167. We have received capital infusions from our founder, Gary Verdier. As of June 30, 2002, Gary Verdier has advanced approximately $460,000 to our company. We do have an income source of $5,000 per month from our consulting agreement with Dundas, a company wholly owned by Mr. Verdier. We are currently exploring various forms of financing, including but not limited sales of additional debt or equity securities (or a combination thereof) in future public or private offerings or obtaining loans from third parties. However, there can be no assurance that any such financing will in fact be available to us when needed or upon terms acceptable to us.

WE ARE GENERATING REVENUES FROM TRANSACTIONS WITH AFFILIATED PARTIES AND OUR ABILITY TO GENERATE REVENUES FROM CONTRACTS WITH UNRELATED THIRD PARTIES IS NEW AND UNTESTED

         During the six months ended June 30, 2002, we generated $22,200 from services provided to the PARIS Partnership and $15,000 from services provided to Dundas Systems, Inc., both related parties. In the upcoming year, we would like to generate revenues from contracts with unrelated parties and are expecting that these revenues will be generated by our Aerisys Division.

         Our Aerisys division generates revenues through the sale of Aerisys Intelligent Community for Schools service, primarily to private and parochial K-12 schools. Schools typically sign a three- year Service Agreement and pay a setup fee, with payments to Aerisys at various periods over that three-year period. As of June 30, 2002, Aerisys had signed contracts with five schools in Florida and Georgia and is aggressively marketing with many others. All of these contracts have cash payments due in the third and fourth quarters of 2002 totaling $56,750 and one contract with an additional $4500 due in 2003. Of these five contracts, three are multi-year agreements with second and third year revenues of $111,500 and $128,500, respectively. An aggressive marketing campaign with schools in Florida and Georgia is presently generating sales presentations, but there is no guarantee that these meetings will result in additional contracts.

         PARIS Ltd. has agreed to pay for the consulting and technology services that Marty Torsey, our Chief Technology Officer, provides to the PARIS Partnership. However, we do not know when we will begin receiving profit distributions under the PARIS partnership. Our ability to receive profit distributions is limited to approximately 9% of the profits, until the Trust, another member of the

PARIS Partnership, has received distributions equal to its initial capital contribution. Furthermore, the Trust has certain preferences if there is a liquidation or dissolution of the Paris Partnership.

         Given the current economic climate, we do not plan on devoting significant resources to our HBOA division in fiscal 2002.

WE HAVE A HISTORY OF OPERATING LOSSES, A GOING CONCERN QUALIFICATION AND EXPECT TO INCUR FUTURE LOSSES

         We have a net loss of $4,362,081 for the period from July 7, 1998 (date of inception) through June 30, 2002. The footnotes to our financial statements for the twelve months ended December 31, 2001 include an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern, which may make it more difficult for us to raise additional capital. We do not anticipate that we will earn a profit, during the 2002 fiscal year, due, in part to start up costs associated with developing our Aerisys and PARIS divisions. Furthermore, there can be no assurances that our business strategy will enable us to achieve profitable operations in the future.

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

         .
         Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. We cannot be sure that we will have the resources or expertise to compete successfully in the future. Our competitors may be able to (1) more quickly develop and expand their network infrastructure and service offerings; (2) better adopt to new or emerging technologies and changing customer needs; (3) negotiate more favorable licensing agreements with software application vendors;
(4) devote greater resources to the marketing and sale of their products and (5) adopt more aggressive pricing polices.

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

THE GROWTH IN DEMAND FOR OUR AERISYS INTELLIGENT COMMUNITIES(TM)IS HIGHLY UNCERTAIN

         As of June 30, 2002, we have five signed contracts with schools in Florida and Georgia. We are engaged in aggressive marketing campaigns with schools in these two states as well as a few schools out of state that responded to a print ad we placed in a national trade publication. Since this is a highly competitive industry and some of our competitors have greater resources, there is no guarantee that our sales efforts will result in additional school contracts. It is unclear if we will be able to distinguish our product features and services from our competitors enough to attract prospects and sign school contracts.

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

PROPOSED LOANS FROM SHAREHOLDERS SECURED BY A LIEN ON ALL OF OUR ASSETS OR OUR INTELLECTUAL PROPERTY

         We are presently exploring the possibility of receiving a loan or loans from our shareholders which are secured by a lien on some or all of our assets. As of June 30 2002, Gary Verdier has advanced approximately $460,000 to our company. These loans were not secured by a lien on any of our assets. However, Mr. Verdier may not be willing to make any further loans to our company or he may demand that his previous loans be secured by some or all of our assets. Similarly, our other shareholders may not be willing to advance money to our company unless they receive a security interest in all of our assets or our intellectual property. As of June 30, 2002, we have not entered into any definitive financing agreements which grant a lien in our assets to any of our shareholders. However, if any of our shareholders receive a security interest in all of our assets and we default on our loan, our shareholders could foreclose on the pledged assets. Any foreclosure on pledged assets would have a material adverse effect on our business.

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

MANAGEMENT OF GROWTH

         During 2002, we expect to have significant growth (principally as a result of our Aerisys and PARIS Division) and this growth will require us to make significant additions in personnel and increase it working capital requirements. Such growth will result in new and increased responsibilities for management personnel and has placed and continues to place a significant strain upon our management, operating and financial systems and other resources. There can not be any assurances that we will be able to attract or retain sufficient personnel to continue the planned expansion of its operations. Also crucial to our success in managing our growth will be our ability to achieve economies of scale, such as enhanced purchasing power, the ability to purchase a higher percentage of products on credit and the ability to obtain products, which we might not otherwise be able to obtain. There can be no assurance that we will be able to achieve such economies of scale and the failure to do so could have a material adverse effect on our financial condition and results of operations. Although we have experienced significant sales growth, such growth may not be indicative of future sales growth.

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

RELIABILITY OF WEB SITES AND TECHNOLOGY; RISK OF CAPACITY CONSTRAINTS

         The performance, reliability and availability of our web sites, systems and network infrastructure will be critical to our business and our ability to promote our business for our Aerisys Intelligent Communities(TM) and HBOA web site . Our web sites are hosted by a server owned and operated by a third party, limiting the extent to which we will have control over, or the ability to cure, technical problems, which may arise. Any systems problems that result in the unavailability of our web sites or interruption of information or access of information to members through the web sites would diminish their effectiveness as a means of promoting our business.

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

RAPID TECHNOLOGICAL CHANGE

         The markets in which our Aerisys and PARIS Division compete are characterized by frequent new product introductions, rapidly changing technology, and the emergence of new industry standards. The rapid development of new technologies increases the risk that current or new competitors will develop products or services that reduce the competitiveness and are superior to our products and services. The future success of our Aerisys and PARIS Divisions will depend to a substantial degree upon their ability to develop and introduce in a timely fashion new products and services and enhancements to their existing products and services that meet changing customer requirements and emerging industry standards. The development of new, technologically advanced products and services is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There is a potential for product development delay due to the need to comply with new or modified standards. There can be no assurance that our Aerisys and PARIS Divisions will be able to identify, develop, market, support, or manage the transition to new or enhanced products or services successfully or on a timely basis, that new products or services will be responsible to technological changes or will gain market acceptance, or that these divisions will be able to respond effectively to announcements by competitors, technological changes, or emerging industry standards. Our business, results of operations, and financial condition would be materially and adversely affected if our Aerisys and PARIS Divisions were to be unsuccessful, or to incur significant delays in developing and introducing new products, services, or enhancements.

ADDITIONAL SHARES ELIGIBLE FOR FUTURE SALE

         HBOA's Articles of Incorporation authorize the issuance of up to 25 million shares of Common Stock and 10 million shares of preferred stock. As of June 30, 2002, we had 21,725,000 shares of our common stock issued and outstanding. The issuance of additional shares of HBOA's common stock or preferred stock is solely within the discretion of HBOA's Board of Directors. The issuance of a substantial number of additional shares of common stock in connection with the further development of HBOA's business and such additional issuances may result in dilution to the purchasers in this Offering.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.       EXHIBITS

         10.1 Consulting Agreement dated June 5, 2002 between HBOA Holdings, Inc. and Dundas Systems, Inc.

         10.2 Operating Agreement of PARIS Health Services, Ltd. and related documents.*

         99.1 Certifying Statement of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certifying Statement of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*We are filing requests with the Securities and Exchange Commission to request confidential treatment of these documents.

B.       REPORTS ON FORM 8-K

         Effective as of June 15, 2002, William Shope become our Chief Financial Officer and Mr. Judkowitz resigned from that position. Mr. Judkowitz, however, has retained his position as a director of our company.

         The Company did not file any Reports on Form 8-K during the three months ended June30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2002                                HBOA HOLDINGS, INC.

                        By /s/ William Shope
                           -----------------
                        Chief Financial Officer and Vice President of Operations

                        (On behalf of Registrant and as Principal
                         Financial  Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

   10.1 Consulting Agreement dated June 5, 2002 between HBOA Holdings, Inc. and Dundas Systems, Inc.


   99.1 Certifying Statement of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002

   99.2 Certifying Statement of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002