Form 10QSB
period 2002-09-30
HBOA HOLDINGS INC
filed 2002-11-14
CIK 1042463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


                         5200 NW 33rd Avenue, Suite 215
                            Ft. Lauderdale, FL 33309
           ----------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (954) 938-8010
                             ---------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days.   YES [X]           NO [ ]

The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of September 30, 2002 was 21,725,000.

                                           PART I - FINANCIAL INFORMATION
                                                                                                               PAGE
                                                                                                               ----
Item 1.           Financial Statements:

                  Consolidated Balance Sheets as of September 30, 2002 (Unaudited)  and December
                  31, 2001 (Audited)..............................................................................3

                  Consolidated Statements of Operations for the Three Months and Nine Months
                  Ended September 30, 2002 and for the period from July 7, 1998 (date of inception)
                  to September 30, 2002...........................................................................4-5

                  Consolidated Statements of Changes in Stockholders' Equity from July 7, 1998
                  (date of inception) through September 30, 2002 .................................................6-11

                  Consolidated Statements of Cash Flows for the Nine Months Ended
                  September 30, 2002 and 2001 and for the period from July 7, 1998 (date of inception) through September 30, 2002 ..........................................................12-13

                  Notes to Consolidated Financial Statements......................................................14-20


Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................................................21

Item 3.           Control and Procedures..........................................................................33



                                            PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K................................................................33

Signatures........................................................................................................35

Exhibit Index.....................................................................................................36

Certifications....................................................................................................37

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS


                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                               SEPTEMBER 30, 2002


                                     Assets


Current assets
  Cash                                                $ 16,713
  Accounts receivable                                   15,325
  Prepaid expenses                                      14,444
                                                      --------
Total current assets                                    46,482

Property and equipment, net                             47,233

Intangible assets, net                                  64,547

Other assets
  Deposits                                               7,980
  Investment in Limited partnership - related party    243,290
  Due from related party                                 6,923
                                                      --------
                                                       258,193
                                                      --------

                                                      $416,455
                                                      ========

                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                               SEPTEMBER 30, 2002


                      Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable                                      $    34,770
Accrued expenses                                            6,462
Accrued interest                                           20,419
Deferred revenue                                           17,079
   Due to related parties                                 480,000
                                                      -----------
Total current liabilities                                 558,730


Stockholders' deficit
 Preferred stock, no par value, 10,000,000
  shares authorized; no shares issued and outstanding           -
 Common stock, $0.0005  par value, 25,000,000
  shares authorized; 21,725,000 shares issued and
  21,675,000 shares outstanding                            10,862
 Additional paid in capital                             4,270,034
 Deficit accumulation during the development stage     (4,410,671)
                                                      -----------
                                                         (129,775)
 Less: Treasury stock, 50,000 shares at cost              (12,500)
                                                      -----------
                                                         (142,275)
                                                      -----------

                                                      $   416,455
                                                      ===========

                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                                                    Period from
                                                                                                    July 7, 1998
                                                Three months ended        Nine months ended      (Date of inception)
                                                   September 30,             September 30,              to
                                                2002         2001         2002           2001     September 30, 2002
                                              ---------    ---------    ---------    -----------  ------------------
Income
Sales net of returns                          $  22,311    $      75    $  27,250    $     2,223    $    42,554
Management fees                                       -            -            -              -         11,778
Cost of sales                                       (90)        (823)        (377)        (6,392)       (14,624)
                                              ---------    ---------    ---------    -----------    -----------

                                                 22,221         (748)      26,873         (4,169)        39,708

Expenses
  Salaries                                       70,731       37,236      204,337        252,570        752,149
  Consulting                                      1,588            -        9,988        110,225      2,336,284
  Professional fees                              13,917       16,122       39,733         69,102        316,055
  Insurance                                      10,739       16,229       31,107         36,146         99,114
  Marketing and advertising                      10,867        9,859       31,716         28,035        123,980
  Loss web site design                                -            -            -              -         49,317
  Rent                                            1,379            -        4,137         63,241        170,275
  Other general and administrative expenses       9,177       30,751       29,562         66,856        419,495
  Loss on purchase option                             -            -            -              -        139,255
  Depreciation and amortization                  19,943       19,774       59,828         59,323        172,841
                                              ---------    ---------    ---------    -----------    -----------

                                                138,341      129,971      410,408        685,498      4,578,765

Other income
  Other income                                   73,700            -      118,350              -        118,350
  Interest expense                               (6,170)        (473)     (15,786)          (772)       (29,246)
  Interest income                                     -        1,571            -          1,571         39,282
                                              ---------    ---------    ---------    -----------    -----------

Net loss                                      $ (48,590)   $(129,621)   $(280,971)   $  (688,868)   $(4,410,671)
                                              =========    =========    =========    ===========    ===========

Earnings (loss) per share
   Net loss per common share                  $  (0.002)   $  (0.006)   $  (0.013)   $    (0.032)   $    (0.203)
                                              ---------    ---------    ---------    -----------    -----------

                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
       PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2002

                                                                           Deficit accumulated
                                       Common Stock               Paid in     through the             Treasury Stock
                                  Shares         Amount          Capital   Development stage       Shares       Amount        TOTAL
                               -----------------------------------------------------------------------------------------------------
Issuance of common stock
  for cash
  on July 7, 1998                6,426,975      $ 75,000           $ -         $ -                    -          $ -       $ 75,000

Net loss 1998                                                                   (52,257)                                    (52,257)
                               -----------------------------------------------------------------------------------------------------

Balance December 31, 1998        6,426,975        75,000             -          (52,257)              -            -         22,743

Issuance of common stock
  for cash                       2,142,325        25,000                                                                     25,000

Merge of Home Based
   Business Owner
   Association of
   America, Inc. and HBOA.
   Com, Inc.                                         990                                                                        990

Issuance of common stock
  for cash
  on April 20, 1999                  8,569        10,000                                                                     10,000

Issuance of common stock
  for cash
  on April 22, 1999                  1,714         2,000                                                                      2,000

Issuance of common stock
  for cash
  on April 30, 1999                     86           100                                                                        100

                               -----------------------------------------------------------------------------------------------------

                    Sub-total    8,579,669     $ 113,090           $ -        $ (52,257)              -          $ -       $ 60,833

                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
       PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2002

                                                                           Deficit accumulated
                                       Common Stock               Paid in     through the             Treasury Stock
                                  Shares         Amount          Capital   Development stage       Shares       Amount        TOTAL
                               -----------------------------------------------------------------------------------------------------
                    Sub-total    8,579,669     $ 113,090           $ -        $ (52,257)              -          $ -       $ 60,833
Issuance of common stock
  for cash
  on May 11, 1999                    2,571         3,000                                                                      3,000

Issuance of common stock
  for cash
  on May 28, 1999                    1,285         1,500                                                                      1,500

Issuance of common stock
  for cash
  on June 7, 1999                    2,828         3,300                                                                      3,300

Issuance of common stock
  for cash
  on July 12, 1999                     428           500                                                                        500

Issuance of common stock
    in exchange
    for services per contract
    on December 31, 1999               857         1,000                                                                      1,000

Issuance of common stock
   in exchange for loan
   payable to a related party
   on December 31, 1999            181,584       211,900                                                                    211,900

Contribution of shares from
  principal stockholders          (199,922)                                                                                       -
                               -----------------------------------------------------------------------------------------------------

                    Sub-total    8,569,300     $ 334,290           $ -        $ (52,257)              -          $ -      $ 282,033

                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
       PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2002

                                                                           Deficit accumulated
                                       Common Stock               Paid in     through the             Treasury Stock
                                  Shares         Amount          Capital   Development stage       Shares       Amount        TOTAL
                               -----------------------------------------------------------------------------------------------------
                    Sub-total    8,569,300     $ 334,290           $ -        $ (52,257)              -          $ -      $ 282,033

Net loss 1999                                                                  (327,921)                                   (327,921)
                               -----------------------------------------------------------------------------------------------------
Balance December 31, 1999        8,569,300       334,290             -         (380,178)              -            -        (45,888)

Issuance of common stock
   according to the
   private offering dated
   February 7, 2000
   net of  offering expenses     1,730,998     1,810,872                                                                  1,810,872

Acquisition of assets of
   Mizar Energy
   on May 31, 2000               1,430,700           510                                                                        510

Additional capital
  from stockholders                                             65,000                                                       65,000

Recapitalization  on
  May 31, 2000                                (2,152,085)    2,152,085                                                            -

Contribution of shares
  from principal stockholders   (1,751,007)                                                                                       -

Issuance of common stock
  in exchange
  for loan payable to a
  related party on
  June 30, 2000                      9,640        11,249                                                                     11,249
                               -----------------------------------------------------------------------------------------------------

                    Sub-total    9,989,631       $ 4,836    $2,217,085       $ (380,178)              -          $ -     $1,841,743

                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
       PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2002

                                                                           Deficit accumulated
                                       Common Stock               Paid in     through the             Treasury Stock
                                  Shares         Amount          Capital   Development stage       Shares       Amount        TOTAL
                               -----------------------------------------------------------------------------------------------------
                    Sub-total    9,989,631       $ 4,836    $2,217,085       $ (380,178)              -          $ -     $1,841,743

Prorated return of
  capital to common
  stockholders based
  on dividends                                    (6,936)                                                                    (6,936)

Issuance of common stock
  in exchange for
  services per contract on
  June 30, 2000                      5,313         6,200                                                                      6,200

Issuance of common stock
  for cash,
  on June 30, 2000                   5,056         5,900                                                                      5,900

On November 20, 2000,
  shares of common
  stock were issued to
  consultants in
  exchange for
  consulting services              350,000           350       568,400                                                      568,750

On November 28, 2000,
  shares of common
  stock were issued to
  a consultant in
  exchange for
  consulting services              440,000           440       687,060                                                      687,500

On December 11, 2000,
  shares of common
  stock were issued in
  exchange for options
  granted to an officer             22,500            22        33,728                                                       33,750
                               -----------------------------------------------------------------------------------------------------

                    Sub-total   10,812,500      $ 10,812    $3,506,273       $ (380,178)              -          $ -     $3,136,907

                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
       PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2002

                                                                           Deficit accumulated
                                       Common Stock               Paid in     through the             Treasury Stock
                                  Shares         Amount          Capital   Development stage       Shares       Amount        TOTAL
                               -----------------------------------------------------------------------------------------------------
                    Sub-total   10,812,500      $ 10,812    $3,506,273       $ (380,178)              -          $ -     $3,136,907

Compensation for consulting
  services in
  exchange for stock options
  and warrants                                                  59,770                                                       59,770

Stock reacquired on
  December 7, 2000
  totaling 50,000 shares
  at cost                                                                                       (50,000)     (12,500)       (12,500)

Stock split 2:1                 10,812,500

Net loss 2000                                                                (2,605,259)                                 (2,605,259)
                               -----------------------------------------------------------------------------------------------------

Balance December 31, 2000       21,625,000        10,812     3,566,043       (2,985,437)        (50,000)     (12,500)       578,918

Additional capital
  from shareholders                                              3,360                                                        3,360

Compensation for consulting
  services in
  exchange for stock options
  and warrants                                                 400,740                                                      400,740

Compensation for
  consulting services in
  exchange for common stock        100,000            50        28,050                                                       28,100
                               -----------------------------------------------------------------------------------------------------

                    Sub-total   21,725,000      $ 10,862    $3,998,193     $ (2,985,437)        (50,000)   $ (12,500)    $1,011,118

                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)
       PERIOD FROM JULY 7, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2002

                                                                           Deficit accumulated
                                       Common Stock               Paid in     through the             Treasury Stock
                                  Shares         Amount          Capital   Development stage       Shares       Amount        TOTAL
                               -----------------------------------------------------------------------------------------------------
                    Sub-total   21,725,000      $ 10,862    $3,998,193     $ (2,985,437)        (50,000)   $ (12,500)    $1,011,118

Compensation for
  consulting services in
  exchange for warrants                                        262,189                                                      262,189

Additional paid in capital
  contributed as rent                                            5,515                                                        5,515

Net loss 2001                                                                (1,144,263)                                 (1,144,263)
                               -----------------------------------------------------------------------------------------------------

Balance December 31, 2001       21,725,000        10,862     4,265,897       (4,129,700)        (50,000)     (12,500)       134,559

Additional paid in capital
  contributed as rent                                            4,137                                                        4,137

Net loss September 30, 2002                                                    (280,971)                                   (280,971)
                               -----------------------------------------------------------------------------------------------------
                                21,725,000      $ 10,862    $4,270,034     $ (4,410,671)        (50,000)   $ (12,500)    $ (142,275)
                               =====================================================================================================

                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                                          Period from
                                                                                                          July 7, 1998
                                                                                                      (Date of inception)
                                                           Nine months ended September 30,                     to
                                                             2002                  2001                September 30, 2002
                                                       ------------------    ------------------    --------------------------
Cash flows from operating activities
  Net loss                                                    $ (280,971)           $ (688,868)                  $ (4,410,671)
                                                       ------------------    ------------------    --------------------------

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization                                     59,828                59,323                        172,841
Compensation in exchange for stock, options
and warrants                                                           -               100,185                      2,040,799
(Increase) decrease in loans                                           -                     -                         (6,923)
(Increase) decrease in deposits and advances                           -                     -                         (7,980)
(Increase) decrease in accounts receivables                                                440                              -
(Increase) decrease in other receivables                         (15,325)               33,751                        (15,325)
(Increase) decrease in prepaid expenses                           (2,010)               23,526                        (14,444)
Increase (decrease) in accounts payable
and accrued expenses                                              25,373               (27,502)                        80,041
Increase (decrease) in deferred income                            12,635                                               14,603
                                                       ------------------    ------------------    --------------------------
Total adjustments                                                 80,501               189,723                      2,263,612
                                                       ------------------    ------------------    --------------------------

Net cash used in operating activities                           (200,470)             (499,145)                    (2,147,059)
                                                       ------------------    ------------------    --------------------------

Cash flow from investing activities:
Cash payments for the purchase of investments                          -                     -                       (243,290)
Cash payment for the purchase of intangible property                   -                     -                       (203,219)
Cash payments for the purchase of property                             -               (24,353)                       (79,356)
                                                       ------------------    ------------------    --------------------------

Net cash used in investing activities                                  -               (24,353)                      (525,865)
                                                       ------------------    ------------------    --------------------------

Cash flow from financing activities:
Return of capital                                                      -                     -                         (6,936)
Treasury stock reacquired                                              -                     -                        (12,500)
Capital contributed as rent                                        4,137                     -                          9,652
Proceeds from notes payable                                      208,000               200,000                        480,000
Proceeds from additional paid in capital                               -                 3,360                        143,359
Proceeds from issuance of common stock                                 -                     -                      2,076,062
                                                       ------------------    ------------------    --------------------------

Net cash provided by financing activities                        212,137               203,360                      2,689,637
                                                       ------------------    ------------------    --------------------------

Net increase (decrease) in cash and cash equivalents              11,667              (320,138)                        16,713

Cash and cash equivalents, beginning of the period                 5,046               333,361                              -
                                                       ------------------    ------------------    --------------------------

Cash and cash equivalents, end of the period                    $ 16,713              $ 13,223                       $ 16,713
                                                      ==================    ==================    ===========================

                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                                   For the period from
                                                                                                       July 7, 1998
                                                                                                   (Date of inception)
                                                        Nine months ended September 30,                     to
                                                          2002                  2001                September 30, 2002
                                                       ---------------    ------------------    --------------------------
Supplemental disclosures of cash flow information:
Cash paid during the period for:

    Interest expense                                            $ 669      $               -                         8,468
                                                       ---------------    ------------------    ---------------------------

                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

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

In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of operating results to be expected for a full year.

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

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

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

Basic weighted average number of shares outstanding at September 30, 2002 is as follows:

                  Basic weighted average number
                      of shares outstanding                  21,675,000

The 2,077,452 shares of common stock reserved in connection with warrants are not included in the computation of dilutive earnings per share because the effect is antidilutive due to the net loss.


NOTE 3   CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk include cash on deposit with one financial institution amounting to $16,713 at September 30, 2002. Financial institutions insure depositors for up to $100,000 through the U.S. Federal Deposit Insurance Corporation.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

NOTE 4   INVESTMENT IN LIMITED PARTNERSHIP - RELATED PARTY

During 2001, the Company invested in an affiliated limited partnership, which developed, owns, and operates a computer system designed to facilitate the notifications and authorizations process between hospitals and insurers. The Company has a 17.92% interest in the partnership, acquired during 2001. The Company provided services to the related party in exchange for an interest in the partnership. In addition, the principal shareholder, an officer and director of the Company, owns one-third of the general partner in the partnership. In addition to the one-third ownership, he is also an officer and director of the general partner. Under the partnership agreement, the general partner is entitled to receive ten-percent of the gross revenues received by the partnership during the preceding month. However, if the partnership is not profitable during a fiscal year, compensation payable to the general partner cannot exceed $150,000.

NOTE 5   LONG-TERM NOTES PAYABLE

Long-term notes payable at September 30, 2002 are summarized as follows:

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

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

NOTE 5   LONG-TERM NOTES PAYABLE - CONTINUED

         Note payable to a related party with no specified rate of
         interest; due on demand.                                      $ 10,000

         Note payable to a related party with no specified rate of
         interest; due on demand.                                        15,000

         Note payable to a related party with no specified rate of
         interest; due on demand.                                        15,000

         Note payable to a related party with no specified rate of
         interest; due on demand.                                        15,000

         Note payable to a related party with no specified rate of
         interest; due on demand.                                        15,000

         Note payable to a related party with no specified rate of
         interest; due on demand.                                        18,500

         Note payable to a related party with no specified rate of
         interest; due on demand.                                        20,000

         Note payable to a related party with no specified rate of
         interest; due on demand.                                        20,000

         Note payable to a related party with no specified rate of
         interest; due on demand.                                        15,000

         Note payable to a related party with no specified rate of
         interest; due on demand.                                         7,000

         Note payable to a related party with no specified rate of
         interest; due on demand.                                        10,000

         Note payable to a related party with no specified rate of
         interest; due on demand.                                        10,000
                                                                      ---------
                                                                        480,000
         Less current portion                                          (480,000)
                                                                      ---------
         Total long-term notes payable:                               $       0
                                                                      =========

The total interest expense related to these loans was $15,117 at September 30, 2002.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

NOTE 6   STOCKHOLDERS' DEFICIT

Preferred Stock
---------------
Authorized 10,000,000 shares of preferred stock, no par value per share. No shares were issued as of September 30, 2002.

Common Stock
------------
Authorized 25,000,000 shares of common stock, $0.0005 par value per share. At September 30, 2002, 21,725,000 shares of common stock were issued and 21,675,000 shares were outstanding.

NOTE 7   INCOME TAXES

At September 30, 2002, the Company had useable net operating loss carryforwards of approximately $4,404,000 for income tax purposes, available to offset future taxable income of the U.S. entity, expiring through 2021.

The valuation allowance was $1,400,000 at September 30, 2002. This allowance was reserved at December 31, 2001, as management estimates that it is more likely than not that the deferred tax assets will be realized due to uncertainty of the Company's ability to generate future taxable income. The deferred tax asset was adjusted based on estimated use of net operating losses through December 31, 2001 to $385,000.

NOTE 8   RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2002 the Company provided consulting services to its affiliated limited partnership totaling $8,700.

On June 5, 2002 the Company entered into a consulting agreement with a related party to provide technical and network support, marketing and operating services for $5,000 per week. The total amount of services provided during the three months ended September 30, 2002 amounted to $65,000. In addition, the Company has receivables at September 30, 2002 from the same related party totaling $6,923. This loan occurred during the ordinary course of business, bearing no interest, and due on demand. In the opinion of management, this loan does not bear more than normal credit risk, nor other unfavorable areas of concern.

At September 30, 2002, amounts due to the same related party totaled $480,000 as follows:

         On May 14, 2000, the Company received a loan from a related party in the amount of $50,000 due on demand with no interest.

         On June 18, 2000, the Company received a loan from a related party in the amount of $50,000 due on demand with no interest.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

NOTE 8   RELATED PARTY TRANSACTIONS - CONTINUED

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

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

NOTE 8   RELATED PARTY TRANSACTIONS - CONTINUED

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

Overview

         We currently have three distinct divisions: (1) the Aerisys Division,
(2) the HBOA Division and (3) the PARIS Division. The Aerisys Division offers branded, private communities for schools, corporations and large groups. The PARIS Division owns an approximately 17.99% membership interest in PARIS Health Services Ltd. (The "PARIS Project," "PARIS Ltd." or the "PARIS Partnership"). The PARIS Project was formed to launch a new service for hospitals for routing procedure authorizations between hospitals and insurance providers. We are finalizing our exact ownership interest in the PARIS Project. We anticipate that it will be between a membership interest representing between 17%-20% of the Paris Project. The HBOA Division provides an online community with business tools and fee-based services for small and home based businesses.

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

Results of Operations

         We are a development stage company and our revenue from operations have been nominal. Sales, net of returns, were $22,311 and $27,250 during the three and nine months ended September 30, 2002 and $75 and $2,223 during the three and nine months ended September 30, 2001. The sales during the period ended September 30, 2002 were generated from services provided to schools by our Aerisys Division. The sales during the period ended September 30, 2001 were generated from our HBOA members. During the period from July 7, 1998 (date of inception) through September 30, 2002, sales, net of returns, were $42,554. The historical number includes approximately $15,000 in sales of HBOA membership interests that were made by HBOA-DC prior to its merger with HBOA-FL.

         Costs of sales were $90 and $377 during the three and nine months ended September 30, 2002 compared to cost of sales of $823 and $6,392, primarily related to our Internet hosting services, during the three and nine months ended September 30, 2001. During the nine months ended September 30, 2002, we no longer had to pay costs related to our Internet hosting services, so our cost of sales decreased dramatically. During the period from July 7, 1998 (date of inception) through September 30, 2002 , costs of sales were $14,624.

         We had a gross profit of $22,221 and $26,873 for the three and nine months ended September 30, 2002 compared to net losses of $748 and $4,169 during the three and nine months ended September 30, 2001. We began to generate positive income during the three and nine months ended September 30, 2002 because our operating expenses decreased during this time period. During the period from inception, July 7, 1998, through September 30, 2002, our gross profit was $39,708. This historical number includes approximately $13,617 in profits came from the sale of HBOA memberships.

         Our operating expenses for the three and nine months ended September 30, 2002 were $138,341 and $410,408 compared with operating expenses of $129,971 and $685,498 for the three and nine months ended September 30, 2001. Our operating expenses for the three and nine months ended September 30, 2002 consisted of salaries, consulting fees, professional fees, marketing and advertising, depreciation and amortization and other general and administrative expenses. Our operating expenses decreased because we shifted the focus of our business and no longer had the large infrastructure costs associated with our HBOA Division. The operating expenses that decreased most significantly in the three and nine months ended September 30, 2002 were salaries, consulting fees, insurance, rent and other general and administrative expenses. .

         Salaries decreased because fewer people were on the payroll in September 2002. Consulting fees decreased in 2002, because we issued 200,000 shares of our common stock to a consultant in the nine months ended September 30, 2001 incurring a consulting charge equal to $110,225 during that time period. We did not issue securities as payment for consulting services in the nine months ended September 30, 2002. Our rent decreased in fiscal 2002, because we moved to our new offices in April 2001. However, during the nine months ended September 30, 2001, we forfeited a $25,000 security deposit to be released from obligations under a new lease and had rental payments of $38,241 under our lease for office space at 2400 Commercial Blvd., Ft. Lauderdale, Florida.

         We generated other income of $73,700 and $118,350 from services to two related parties during the three and nine months ended September 30, 2002. We did not generate other income during the three and nine months ended September 30, 2001. We generated approximately $65,000 of this amount in the three months ended from consulting services provided to Dundas Systems, Inc., a company which is solely owned by Gary Verdier, our founder and Chairman. We entered into this consulting agreement with Dundas in September 2002 to provide technical and network support, marketing and operating services to Dundas for $5,000 per week. We generated $8,700 and $35,375, respectively, , from services that our company provided to the PARIS Partnership, an affiliated company during the three and nine months ended September 30, 2002.

         We accrued interest expense of $6,170 and $15,786 during the three and nine months ended September 30, 2002. These interest expenses are due on funds that Dundas Systems, Inc., a company wholly-owned by our President and founder, Gary Verdier, has advanced to the Company.

         We own an approximately 17.99% membership interest in PARIS Partnership and Gary Verdier is a principal shareholder, officer and director of the general partner of the PARIS Partnership. At the present time, Mr. Verdier is one of the three directors and shareholders of the general partner. Under the partnership agreement, the general partner is entitled to receive 10% of the gross revenues received by the PARIS Partnership during the preceding month. However, if the PARIS Partnership is not profitable during a fiscal year, the compensation payable to the general partner can not exceed $150,000.

         As a result of the foregoing, our net loss was $48,590 and $280,971 for the three and nine months ended September 30, 2002 compared with a net loss of $129,621 and $688,868 for the three and nine months ended September 30, 2001. For the period from July 7, 1998 (date of inception) through September 30, 2001, our net loss was $4,410,671.

Liquidity and Capital Resources

         As of September 30, 2002, we had cash on hand of $16,713. Dundas Systems, Inc. has advanced an aggregate of $480,000 to our company as of September 30, 2002. These loans are due on demand. In September 2002, Dundas Systems, a company wholly owned by Mr. Verdier, entered into a consulting agreement with the Company in which the Company will provide technical and network support, marketing and operating services to Dundas for $5,000 per week. The fees generated from this agreement will provide working capital for the company's operations. However, the consulting agreement does not have a term and can be canceled at any time by either party, upon two weeks written notice. Additionally, we have generated revenues from services that we provide to the PARIS Partnership, a related party. We expect that this cash on hand and payments under our consulting agreement with Dundas will allow us to meet our working capital requirements for the next few months.

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

         Our capital requirements have been and will continue to be significant due to, among other things, our expenses to develop our ASP business and fulfill our obligations to the PARIS LLC and Dundas under the consulting agreement. At the present time, we do not have any extensive capital commitments. At this time, we are not able to estimate the costs of providing these services. We do not plan on making any new purchases of plant or equipment or hiring any additional employees during the next 12 month period.

         During the nine months ended September 30, 2002, we used $200,470 in operating activities compared to $499,145 during the nine months ended September 30, 2001. Our use of cash in our operating activities decreased during this time period primarily because our net loss decreased by $407,897. During the period from July 7, 1998 through September 30, 2002, we have used $2,147,059 in operating activities.

         During the nine months ended September 30, 2002, we did not use any cash in investing activities. During the period from inception (July 7, 1998) through September 30, 2002, we have used $525,865 in investing activities. During the nine months ended September 30, 2002, we received $212,137, from financing activities, primarily as a result of a $208,000 loan from Gary Verdier, our founder, Chairman and President. During the period from our inception (July 7, 1998) through September 30, 2002, we have received $2,689,637 in financing.

Risk Factors

         In evaluating our business, the following risk factors should be considered:

We need additional capital

         Our capital requirements have been and will continue to be significant due to, among other things, our expenses to develop our ASP business. As of September 30, 2002, we had cash on hand of $16,713. We have received capital infusions from our founder, Gary Verdier. As of September 30, 2002, Gary Verdier has advanced approximately $480,000 to our company. We also have an income source of $5,000 per month from our consulting agreement with Dundas Systems, Inc., a company wholly owned by Mr. Verdier. We are currently exploring various forms of financing, including but not limited sales of additional debt or equity securities (or a combination thereof) in future public or private offerings or obtaining loans from third parties. However, there can be no assurance that any such financing will in fact be available to us when needed or upon terms acceptable to us.

We are generating revenues from transactions with affiliated parties and our ability to generate revenues from contracts with unrelated third parties is new and untested

         During the nine months ended September 30, 2002, we generated $35,375 from services provided to the PARIS Partnership and $65,000 from services provided to Dundas Systems, Inc., both related parties. In the upcoming year, we would like to generate revenues from contracts with unrelated parties and are expecting that these revenues will be generated by our Aerisys Division.

         Our Aerisys division generates revenues through the sale of Aerisys Intelligent Community for Schools service, primarily to private and parochial K-12 schools. Schools typically sign a three- year Service Agreement and pay a setup fee, with payments to Aerisys at various periods over that three-year period. As of September 30, 2002, Aerisys had signed contracts with five schools in

Florida and Georgia and is aggressively marketing with many others. All of these contracts have cash payments due in the third and fourth quarters of 2002 totaling $56,750 and two contract with an additional $4500 due in the first and second quarters of 2003 for the balance of the current school year. Of these five contracts, three are multi-year agreements with additional 2003 revenues of $111,500 and 2004 revenues of $128,500. An aggressive marketing campaign with schools in Florida and Georgia is presently generating sales presentations, but there is no guarantee that these meetings will result in additional contracts.

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

We have a history of operating losses, a going concern qualification and expect to incur future losses

         We have a net loss of $4,410,671 for the period from July 7, 1998 (date of inception) through September 30, 2002. The footnotes to our financial statements for the twelve months ended December 31, 2001 and the unaudited interim financial statements for the nine months ended September 30, 2002 include an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern, which may make it more difficult for us to raise additional capital. We do not anticipate that we will earn a profit, during the 2002 fiscal year, due, in part to start up costs associated with developing our Aerisys and PARIS divisions. Furthermore, there can be no assurances that our business strategy will enable us to achieve profitable operations in the future.

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

The growth in demand for our Aerisys Intelligent Communities(TM)is highly uncertain

         As of September 30, 2002, we have five signed contracts with schools in Florida and Georgia. We are engaged in aggressive marketing campaigns with schools in these two states as well as a few schools out of state that responded to a print ad we placed in a national trade publication. Since this is a highly competitive industry and some of our competitors have greater resources, there is no guarantee that our sales efforts will result in additional school contracts. It is unclear if we will be able to distinguish our product features and services from our competitors enough to attract prospects and sign school contracts.

Our business is difficult to evaluate because we have a limited and varied operating history

         We were incorporated under Colorado law on December 11, 1996 under the name of Mizar Energy Company. During our first three years of operations, we were engaged in the development, production and sale of oil and gas leases. On December 28, 1999, an affiliate of HBOA acquired a 60% ownership interest in Mizar and on May 31, 2000 merged its operations into a wholly owned subsidiary of Mizar. Since December 28, 1999, we have been primarily focused on HBOA's Internet operations. In September 2000, we began focusing on the application service provider business. In November 2000, we reincorporated in Florida and changed our name to HBOA Holdings, Inc. In May 2001, we received a membership interest in PARIS Health Services, Ltd., which investment was restructured as an interest in a limited liability company in January 2002. In fiscal 2002, we plan on focusing most of our business efforts on our Aerisys Division and our PARIS Division. Accordingly we have a varied and limited operating history upon which an evaluation of its prospects and future performance can be made.

Proposed loans from shareholders secured by a lien on all of our assets or our intellectual property

         We are presently exploring the possibility of receiving a loan or loans from our shareholders which are secured by a lien on some or all of our assets. As of September 30 2002,Dundas Systems, Inc. has advanced approximately $480,000 to our company. These loans were not secured by a lien on any of our assets. However, Dundas Systems, Inc. may not be willing to make any further loans to our company or he may demand that his previous loans be secured by some or all of our assets. Similarly, our other shareholders may not be willing to advance money to our company unless they receive a security interest in all of our assets or our intellectual property. As of September 30, 2002, we have not entered into any definitive financing agreements which grant a lien in our assets to any of our shareholders. However, if any of our shareholders receive a security interest in all of our assets and we default on our loan, our shareholders could foreclose on the pledged assets. Any foreclosure on pledged assets would have a material adverse effect on our business.

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

Additional Shares Eligible for Future Sale

         HBOA's Articles of Incorporation authorize the issuance of up to 25 million shares of Common Stock and 10 million shares of preferred stock. As of September 30, 2002, we had 21,725,000 shares of our common stock issued and outstanding. The issuance of additional shares of HBOA's common stock or preferred stock is solely within the discretion of HBOA's Board of Directors. The issuance of a substantial number of additional shares of common stock in connection with the further development of HBOA's business and such additional issuances may result in dilution to the purchasers in this Offering.

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

Item 3.  Controls and Procedures

         Within 90 days prior to the date of this Quarterly Report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
         In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly

                           PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

A.       Exhibits

         10.1     Operating Agreement of PARIS Health Services, Ltd.

         10.2     Shareholders Agreement of E-Z Auth. Management Co.

         10.3 Rapid Integration Parsing Protocol Engine (RIPPEr) Corporate Software License Agreement and Limited Warranty

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

B.       Reports on Form 8-K



         The Company did not file any Reports on Form 8-K during the three months ended September30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002                              HBOA HOLDINGS, INC.

                                                     By /s/  William Shope
                                                       --------------------------------------------------
                                                             Chief Financial Officer and Vice President of
                                                             Operations

                                                     (On behalf of Registrant and as Principal
                                                     Financial  Officer)


                                  EXHIBIT INDEX

Exhibit
  No.                        Description
  ---                        -----------

10.1     Operating Agreement of PARIS Health Services, Ltd.

10.2     Shareholders Agreement of E-Z Auth. Management Co.

10.3 Rapid Integration Parsing Protocol Engine (RIPPEr) Corporate Software License Agreement and Limited Warranty

99.1 Certifying Statement of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002

         99.2 Certifying Statement of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002

                                 CERTIFICATIONS


I, Gary Verdier, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of HBOA Holdings, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:      November 14, 2002            /S/ GARY VERDIER
                                        -----------------------------------
                                        Gary Verdier
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)

                                 CERTIFICATIONS
I, William Shope, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of HBOA Holdings, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      November 14, 2002       /S/ WILLIAM SHOPE
                                   -----------------------------------------
                                   William Shope
                                   Chief Financial Officer and Vice President
                                   of Operations
                                   (Principal Financial Officer)