Form 10KSB
period 2002-12-31
HBOA HOLDINGS INC
filed 2003-03-31
CIK 1042463

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                        COMMISSION FILE NUMBER 000-24977


                               HBOA HOLDINGS, INC
--------------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

            Florida                                         65-1053546
-------------------------------                     ----------------------------
(State or other jurisdiction of                     (I.R.S. Employer ID. Number)
incorporation or organization)

5200 NW 33rd Avenue, Suite 215
Ft. Lauderdale, FL                                            33309
------------------------------                              ---------
Address of Principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (954) 938-8010
                                                     --------------

         Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act:
                     Common Stock, par value $.001 per share
--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

         Issuer's revenues for the most recent fiscal year were $71,439

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $732.008 on March 28, 2003 based upon the latest published average bid price at the close of the market on March 28, 2002, the most recently available bid date for the Registrant's Common Stock.

         The approximate number of shares outstanding of the Registrant's common stock on March 31, 2003 was 21,725,000.

         DOCUMENTS INCORPORATED BY REFERENCE: None

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                                     PART I

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Annual Report on Form 10-KSB for HBOA Holdings, Inc. (the "Company," "we" or "us") constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act. Such statements include, but are not limited to statements about (a) the Company's growth strategies, (b) anticipated trends in the Company's industry, (c) the Company's future financing plans and (d) management's expectations and objectives regarding the Company's future financial position and operating results. These statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company be materially different from any future results, performance or achievements expressed or implied by such for-ward-looking statements. Some of these risks and uncertainties are defined in "Plan of Operations - Risk Factors" on page 13 of this Form 10-KSB.

         The Company cautions readers that these forward-looking statements speak only as of the date hereof. The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in the Company's expectations or any changes in events, conditions or circumstances on which such statement is based.

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

         We currently have three divisions: (1) the Aerisys Division, (2) the PARIS Division and (3) the HBOA Division. The Aerisys Division offers branded, private communities for schools, corporations and large groups. The PARIS Division owns a 20.68% membership interest in PARIS Health Services, Ltd. ("PARIS Ltd.") as of March 31, 2003. As of December 31, 2002, our membership interest in PARIS Ltd. was 17.99%; however, as a result of a settlement agreement in February 2003, our ownership interest was increased to 20.68%. PARIS Ltd. offers two healthcare process solutions: (i) an outsourcing solution to assist hospitals in obtaining required approvals from insurers and (ii) a web-based program to assist companies in managing compliance with The Health Insurance Portability and Accountability Act ("HIPAA"). The HBOA Division, which is now inactive, provides an online community with business tools and services for small and home based businesses.

AERISYS DIVISION

         Our Aerisys Division markets and sells the Aerisys Intelligent Community(TM) to schools. The Aerisys Intelligent Community(TM) is a web-based software program and private, browser-based intranet that allows schools to collaborate with parents and faculty each day on classroom homework, assignments, critical dates, team priorities and school news in a private forum. The network is branded to a private logo and color scheme for each school and Aerisys hosts the community for the schools. Parents can receive private or group messages from teachers and administrators, and schools are able to reduce paper costs. The program is hosted by Aerisys, which saves the schools money each year. It is our understanding that most schools charge the parent an annual technology fee for this service of approximately $100 per family per year. However, our fees vary depending on the number of families and the term of the contract the school selects with Aerisys. We are presently anticipating fees between $49-$129 per family per school year.

         We believe that our Aerisys Intelligent Community(TM) for Schools provides a powerful tool at an affordable price at a time when schools are searching for new technology. Our surveys have uncovered a definite trend toward implementing such systems, and our program is both affordable and powerful. With our solution, schools can enjoy the power of the program without any major purchases or burdens on their staff time. In fact, the time between a sales presentation, contract execution and delivery can be as short as two weeks, although most schools will implement our Aerisys Intelligent Community system before the start of a new school year, usually sometime between June and August.

Sales and Marketing

         Our sales efforts are heavily concentrated during the period from January - June, in an effort to sign as many new schools as possible during the time when principals typically evaluate changes for the next school year. Presently, our marketing efforts are primarily targeting K-12 private and parochial schools because these schools have tuition payments that make our parent-based fee structure logical. Additionally, these schools typically are autonomous entities, able to make decisions and change technology without the review of a school board. Since the number of these non-public schools in the USA is very high, it may be likely that we will always focus on these schools as our target clients.

         We market Aerisys Intelligent Community(TM) for Schools through direct sales, supported by direct mail, telemarketing, advertising and trade shows. We feel an integral part of our success will come from the face-to-face selling method and personalized training of school staff. In fiscal 2002, we had 25 on site appointments with headmasters of private schools. We attended several trade shows, where we presented the Aerisys Intelligent Community(TM). We attended the:

        - Archdioceses of Miami tradeshow in March 2002, where we presented the Aerisys Intelligent Community to 53 schools;
        - Georgia Independent School Association tradeshow in October 2002, and;
        - the Florida Council of Independent Schools tradeshow in November 2002.

         We sent over 3,000 direct mail pieces to K-12 schools in the Southeast United States in fiscal 2002. We also ran one national print advertisement in "Technology and Learning Publication." We hired one sales representative in Atlanta who was able to sign two new schools as well as provide the training and support for these customers during 2002. This sales representative will be returning from a short leave in April 2003.

         In fiscal 2003, we will expand our marketing efforts to include the 15 additional states on the East Coast, and are trying to negotiate an agreement with a Chicago-based value-added reseller, who already has an established software sales and support firm. We are also negotiating with individuals who have experience with selling into the Puerto Rican market.

         In February 2003, we subcontracted with an individual to help increase the number of direct mail pieces that we send each week in an effort to increase incoming leads. Finally, in fiscal 2003, we will be offering our Aerisys Intelligence Community(TM) service to small to mid-sized companies that can equally benefit from the power of collaborative teams.

Competition

         The market for providing private, branded intranets to schools is competitive. Our current and potential competitors include companies that are well established both in the technology marketplace and the school arena. Our competitors include Companies such as Apple Computer with their Powerschool solution and eChalk. Additionally, a definite "competitor" of our product is an in-house solution that any school may decide to build or have built to suit their needs. We expect that it will be quite common for a company that offers or provides basic website development services to offer schools a customized solution that encompasses homework online and other similar features to the Aerisys Intelligent Community(TM) for Schools.

         We further expect that as the suppliers of other school products realize the market potential of school intranets, they may develop a solution to compete with ours. We expect that these current and future competitors will compete on price and service.

Current Business Activities

         As of December 31, 2002, we had contracts with 5 schools, all of which were multi-year contracts. The amounts that we will receive vary depending on the number of registered students at each school. We are encouraged by the fact that schools, in general, are comfortable signing multiple-year contracts when we've proven our product and service quality.

PARIS DIVISION

         We own a 20.68% limited partnership interest in PARIS Health Services, Ltd. ("PARIS Partnership" or "PARIS Ltd."), as of March 31, 2002. As of March 31, 2003, the Paris Partnership provides two healthcare process services. One service is focused on assisting hospitals in obtaining the pre-authorization approvals from insurance providers before they perform certain medical procedures. We refer to the procedure authorization routing interface system as the PARIS system. The other service is a web-based program, which assists companies in managing compliance with HIPAA.

VIRTUAL PRIVATE NETWORKS - PRE-AUTHORIZATION ROUTING INTERFACE PROJECT

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

Solution - PARIS

         The PARIS Division, through PARIS Ltd., intends to provide hospitals with an outsourcing service that will assist hospitals in obtaining pre-approvals from insurers. PARIS Ltd. will connect the hospitals and the insurers through a virtual private network. For those insurer's that don't have a direct data link with the hospital, PARIS will operate a 24-hour call center. As soon as the hospital computer system updates any patient information, PARIS will determine whether or not the insurer needs to be notified of that service based on profiles set up per the insurer's contract with the hospital. If required, an appropriate notification is transmitted, called in or faxed to the insurer as necessary. This process is tracked and recorded by PARIS Ltd., so that it can be reviewed both during and after the process.

         We expect to generate revenues from this PARIS outsourcing service by charging a fee for each authorization that take places. It is currently contemplated that there will be minor or no changes to the hospitals for the system to be deployed, and that we will absorb the cost related to the implementation of the virtual private network. In return, we are seeking contracts from hospitals that will be for a period of three years or more in duration. We also would also like to generate revenues from processing fees from insurance companies.

Current Status of the PARIS Outsourcing Service

         As of March 31, 2003, we are working with two hospitals to provide them with an outsourcing solution for eligibility verification and authorizations from insurance providers. We have completed beta testing of our outsourcing solution with a hospital in South Florida and are negotiating the final terms of this contract with this hospital. We are in the beta testing process with a hospital in North Florida. We expect to have two more beta tests with this hospital, before we become fully operational. We hope to be fully operational in the North Florida hospital by May 2003.

         We have had conversations and are in various stages of negotiation with several other hospitals in South Florida to use the PARIS outsourcing solution, including several large hospital chains. We are also in discussions with other healthcare service companies, including a company which provide ASP practice management systems to doctors and companies that provide processing services for Medicare claims.

Competition

         Although the PARIS Division believes that it is offering hospitals a unique service with its outsourcing service which verifies authorization for healthcare procedures, other companies could begin providing a similar service because there are not many barriers to entry in this market. Many large consulting companies such as IBM, EDS, Oracle and other small private software consulting companies could offer similar services. Many of these companies have significantly greater financial, technical product development and market resources and greater name recognition. We expect that competition will be based on price, speed of service and quality. Additionally, the PARIS Division expects that the MIS departments of hospitals and managed care companies may try to develop this product on their own. However, we do not think that many of our competitors will be willing to absorb all of the costs to implement and develop the technology required to communicate with the various insurers on behalf of the hospitals.

HIPAA MANAGEMENT SYSTEM

General

         The PARIS division through its investment in the PARIS Partnership, developed a program to assist healthcare providers in complying with The Health Insurance Portability and Accountability Act of 1986 ("HIPAA") during fiscal 2002. HIPAA is a broad piece of legislation aimed at reforming healthcare and recognizing the healthcare industry's increased use of and reliance on electronic technology. HIPAA addresses the privacy and security of personal health information.

         HIPAA gives patients greater control over how medical practices use and disclose their personal health information. Medical practices that perform electronic transactions cannot avoid learning about HIPAA because it applies to personal health information that is maintained in any form - including paper, electronic or oral communications. For example, practices that submit claims electronically or use a billing company to do so on their behalf must comply with HIPAA. Medical practices have until April 14, 2003 to be in compliance with all the provisions within the privacy standard, including the following rights that must be afforded to patients:

         *Notice of Privacy Practices - Written notice of how the practice uses and discloses personal health information and of the patient's rights and practice's duties with respect to personal health information.

         *Authorizations - Authorization must be granted for non-routine uses and disclosure of personal health information (e.g., uses beyond treatment, payment or healthcare operations) unless it is a permitted use or disclosure under HIPAA.

         *Access -The right to request access to and get copies of a patient's medical records.

         *Amendment or Correction - the right to request an amendment to or correction of a patient's personal health information or record.

         *Notice of Disclosure - request for an accounting of disclosures of their personal health information beyond treatment, payment and healthcare operations and those authorized by the patient, made by the practice for up to six years prior to the date the accounting is requested.

         *Access to Complaint Process - an internal complaint process that medical practices must provide for patients who feel the medical practice is not complying with is own policies and procedures.

Our HIPAA Management System

         Our HIPAA management system is accessible from any web-connected desktop via Internet Explorer. Our Certification Management System ("CMS") includes the following features:

         1. HIPAA Policies and Procedures Index: Complete, regularly updated and parsed index of all HIPAA policies.

         *Indexed procedure documents for all HIPAA areas.
         *Pre-written form templates for all regulated actions, including Amendment of Patient Information, Disclosure Requests, Official Privacy Notice, Employee HIPAA Compliance Contract, and all others.
         *All WEDI Transaction Implementation Guides, attached and indexed, including addenda
         *Employee Training Procedures and Training Manual
         *Sanctions and Enforcement Procedures

         2. Certification Plan Section - Certification plan templates for most common areas, such as physical offices, networks, hardware, telephony and software.

         3. Position Roles Management - HIPAA requires documentation of all positions and their Protected Health Information access.

         4. Personnel Records - HIPAA requires documentation of all personnel, their HIPAA-related training and compliance records. Our database provides a separate section meeting all personnel management requirements.

         5. Non-Routine Disclosure Records: HIPAA requires that all non-routine disclosures of personal health information be documented for 6 years. Our database provides a disclosure records section for such storage.

         6. Updates Section - A news area for common posting of newsletters, briefs, additions and other HHS government updates.

         7. Administration - The PARIS Partnership will handle all system administration issues, including usernames and passwords.

         We offer two HIPAA Management Systems: The Standard Version and the Enterprise Version. The Standard Version is intended for use by single-location health care providers, such as doctor's offices and standalone hospitals. The Enterprise Version is functionally identical to the Standard Version. In addition, the Enterprise Version, permits multi-site management of doctor's office networks, university medical campuses or multiple hospital offices from a single corporate location. Each individual site may enter, view and report upon its own data only, while the corporate office can view all data from all locations, as well as create master reports sorted by all locations. This functionality is accomplished by using additional security levels and filtering. Pricing is normally derived by number of total locations.


CURRENT STATUS OF HIPPA PROGRAM

         As of March 31, 2003, we have sold our HIPAA Management program to two companies. We believe that over 100 companies are using our HIPAA management system during a free two week trial period. One of our marketing partners designed this program and will try to convert many of the free memberships into sales during the next few weeks.

SALES AND MARKETING

         As of March 31, 2003, we have entered into verbal agreements with two marketing companies to sell our HIPAA Management system. To further supplement our sales efforts, we intend on entering into marketing agreements with other companies who have experience in the healthcare industry.

COMPETITION

         We face competition from a number of business that offer similar HIPPA management programs. We try to differentiate ourselves as a "single source" centrally managed computer based solution for HIPAA management requirements.

OWNERSHIP INTEREST IN PARIS LTD.

         We own a 20.86% ownership interest in Paris Ltd. as of March 31, 2003. Our partners in PARIS Ltd. include Heathcare Financial Enterprises, Inc. ("HFE") and Lexsys Software Corporation. For the past eleven years, HFE has been one of the leading companies in the United States in the field of services pertaining to third party reimbursements to health care providers on a nationwide basis. For the past nine years, LexSys has developed and implemented revolutionary proprietary software.

         Initially, PARIS Ltd. was structured as a limited liability company and our interest represented 25% of this company. In February 2002, our interest was restructured and reduced to 17.99% when a private trust made a $900,000 investment in the company. As part of this restructuring, our investment in a limited liability company was changed into an investment in a partnership. As a member of a limited partnership, we are entitled to receive 20.86% of any profits or losses of the partnership. However, our ability to receive profit distributions is limited to approximately 9% of the profits, until the private trust has received distributions equal to its initial capital contribution. Furthermore, the trust also has certain preferences if there is liquidation or dissolution. As such, it is difficult to predict how and when we will begin receiving profit distributions from PARIS Ltd. During fiscal 2002, we did not receive any distributions from PARIS Ltd.

HBOA DIVISION

Overview

         We have established and developed an interactive network for home based business owners. Our web site address is www.hboa.com. During fiscal 2002, we did not expend significant resources or time on the HBOA Division, because we have focused our efforts on our Aerisys and PARIS Divisions.

         In fiscal 2002, we did not make any updates to the HBOA web site or add any additional business services. There are approximately 100 members that have joined the service but are not being charged because of our lack of providing enough value to justify the charge.

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

         On May 31, 2000, HBOA-DC was merged with and into our wholly owned subsidiary, HBOA.Com, Inc., a Florida corporation ("HBOA-FL"). In June 2000, we began to develop our ASP business, in addition to HBOA's web site. On November 10, 2000, our shareholders approved our proposal to change our name from Mizar Energy Company to HBOA Holdings, Inc. and to change our state of incorporation from Colorado to Florida. In May 2001, we received a partnership interest in PARIS Health Services, Ltd., which investment was restructured as an interest in a limited liability company in January 2002. In fiscal 2002, we focused our business efforts and developing our Aerisys Division and its Intelligent Community for Schools(TM). We will also devoted significant business resources to developing the PARIS Project, so our interest in the PARIS partnership is maximized.

EMPLOYEES

         As of March 31, 2003, we have two full-time employees, one of whom is in sales and the other is in our MIS department. Gary Verdier, our Chief Executive Officer and Chairman, is not an employee and Bill Shope, our Chief Financial Officer and Vice President of Operations, is a part-time employee. We subcontract additional help for marketing, sales, support and development as needed to keep costs low but continue to further our company progress.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Special Meeting of Stockholders of the Company was held on November 22, 2002. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to that of management. All of management's nominees for directors as listed in the proxy statement were elected with the number of votes cast for each nominee as follows:

                       Shares Voted "FOR"            Votes Withheld

Gary Verdier              16,480,074                    4,000
Harvey Judkowitz          16,480,074                    4,000
George Williams           16,480,074                    4,000

         The proposal to appoint Sewell & Company, P.A., as independent accountants for the Company for the year ended December 31, 2002, was ratified by the following vote:

         Shares Voted For  Shares Voted Against   Abstaining   Broker Non-Vote
           16,484,074             0                     0            0

         On March 4, 2003, the Company appointed Berkowits, Lago & Company, LLP. as its independent auditors for the fiscal year ended December 31, 2002. See "Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Statement Disclosure" in this Annual Report on Formn 10-KSB.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our common stock began trading on the OTC Bulletin Board on October 5, 2000 under the symbol "MIZR". In November 2000, we changed our symbol to "HBOA". Prior to our listing on the OTC Bulletin Board in October 2000, our stock did not trade publicly. The following are high and low bid quotations on the OTC Bulletin Board for the quarterly periods shown, which we obtained from Nasdaq Data Products, Historical Data Service for fiscal 2001 and from Commodity Systems, Inc. for fiscal 2002. Such prices represent quotes or prices between dealers in securities and do not include retail markups, markdowns or commissions and may not represent actual transactions.

                                           High            Low
Period                                     Bid*            Bid*
---------------------------------------------------------------
First Quarter 2002                         $.19            $.09
Second Quarter 2002                        $.13            $.06
Third Quarter 2002                         $.06            $.04
Fourth Quarter 2003                        $.13            $.02


First Quarter 2001                         $.93*           $.28*
Second Quarter 2001                        $.28            $.08
Third Quarter 2001                         $.11            $.065
Fourth Quarter 2001                        $.11            $.05

Fourth Quarter 2000 (Oct. - Dec. 31)       $.94*           $.75*

*These numbers have been adjusted to reflect our 2-for-1 stock split, effective as of February 19, 2001.

HOLDERS

         As of March 31, 2002, we had 127 holders of record of our common stock. These numbers do not include an indeterminate number of shareholders whose shares may be held by brokers in street name.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         We currently have three distinct divisions: (1) the Aerisys Division,
(2) the HBOA Division and (3) the PARIS Division. The Aerisys Division offers branded, private communities to schools. The HBOA Division provides an online community with business tools and fee-based services for small and home based businesses. As of March 31, 2003, the PARIS Division owns a 20.68% membership interest in PARIS Ltd., which provides two healthcare products. PARIS Ltd. develops virtual private networks to assist hospitals in obtaining pre-authorization approvals from insurance providers before they perform certain medical procedures. PARIS Ltd. has also developed a product which assists companies in managing their compliance with HIPAA.

RESULTS OF OPERATION

         We were a development stage company during our first five years of operations, from December 11, 1996 through December 31, 2001. Beginning on January 1, 2002, we are no longer considered to be a development stage company. Sales, net of returns, were $71,439 during fiscal 2002 compared with revenues of $2,223 for fiscal 2001. In fiscal 2002, we derived revenues of $36,064 from sales of the Aerisys Intelligent Community(TM) to schools and revenues of $35,375 for services that we provided to PARIS Ltd. In fiscal 2001, we derived revenues of $2,223 from the sale of HBOA memberships.

         Total expenses decreased to $565,087 during fiscal 2002 compared to total expenses of $1,141,328 during fiscal 2002. Total expenses consisted of salaries, consulting fees, professional fees, insurance, marketing and advertising, rent, general and administrative expenses and depreciation. The expenses that decreased the most significantly in fiscal 2002 were consulting expenses. However, marketing and advertising expenses and salary expenses increased in fiscal 2002. Marketing expenses increased in fiscal 2002 because we attended 3 trade shows, increased our direct mail efforts and traveled on the road to meet with prospective clients. Salaries increased in 2002 because salaries in the amount of $211,025 were contributed as part of the investment in PARIS Ltd., whereas no such contribution was made in 2002.

         We had a loss from operations of $493,648 during fiscal 2002 compared with a loss of $1,139,105 during fiscal 2001.

         We had other income of $89,935 in fiscal 2002 compared with other expenses of $5,157 in fiscal 2001. Other income consisted of $150,000 in consulting fees that we received from Dundas Systems, a related party. Mr. Verdier, our founder and Chief Executive Officer, is the sole shareholder of Dundas Systems. We had a loss of $41,205 on our investment in PARIS Ltd., which represents our equity in the net loss incurred by the PARIS Ltd. for the year ended December 31, 2002. We also had interest expense of $21,835 on our notes payable to Dundas Systems.

         As a result of the foregoing, our net loss was $403,713 in fiscal 2002 compared with a net loss of $1,144,262 during fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2002, we had cash on hand of $19,079 and our working capital deficit was $571,360. During the first quarter of 2003, Dundas Systems, Inc. advanced approximately $40,000 to our company for operating capital. As of March 31, 2003, our company owed $530,000 to Dundas Systems. We expect that our cash on hand will last for the next two months.

         Our total current liabilities were $598,806 as of December 31, 2002, an increase of $286,084 from fiscal 2002. Total current liabilities increased primarily because our note payable to Dundas System, increased by $218,000. Additionally, deferred income increased to $30,654 as of December 31, 2002 compared to $4,950 on December 31, 2001. We have multi-year contracts with several of our schools for the Aerisys Intelligent Community and therefore, we must defer revenue and recognize it over the period for which the services are provided.

         We have incurred net losses of $403,713 and $444,262 for the years ended December 31, 2002 and 2001, respectively. These conditions raise substantial doubt to the ability of the Company to continue as a going concern. Management's plans with regard to these matters include raising working capital to assure the Company's viability through private equity offers, debt financing, or through the acquisition of new business or private ventures.

         Our capital requirements have been and will continue to be significant due to, among other things, our expenses to develop our ASP business and fulfill our obligations to the PARIS Ltd. At the present time, we do not have any extensive capital commitments. We do not plan on making any new purchases of plant or equipment and any hiring of additional employees during the next twelve month period.

         During fiscal 2002, we used cash of $203,967 in operating activities. This consisted primarily of our net loss of $403,713 offset by (i) depreciation of $79,771, (ii) $41,204 which resulted from our loss on the PARIS Partnership,
(iii) an increase in accounts payable of $19,867 and increase in accrued expenses of $22,513 and certain other cash sources.

         During fiscal 2002, we did not engage in any investment activities, and we received $218,000 in financing, which represents notes payable to Dundas Systems.

RISK FACTORS

         In evaluating our business, the following risk factors should be considered:

WE NEED ADDITIONAL CAPITAL

         Our capital requirements have been and will continue to be significant due to, among other things, our expenses to develop our ASP business. As of December 31, 2002, we had cash on hand of $19,079. During the first quarter of 2003, Gary Verdier, through Dundas Systems, advanced $40,000 to our company. As of March 31, 2003, Dundas Systems has advanced $530,000 to our company. We are currently exploring various forms of financing, including but not limited sales of additional debt or equity securities (or a combination thereof) in future public or private offerings or obtaining loans from third parties. However, there can be no assurance that any such financing will in fact be available to us when needed or upon terms acceptable to us.

OUR METHODS OF GENERATING REVENUE ARE RELATIVELY NEW AND LARGELY UNTESTED AND WE PROBABLY WILL NOT GENERATE SIGNIFICANT REVENUES IN FISCAL 2003

         During fiscal 2003, we expect to generate revenues from our Aerisys Division and our PARIS Division. However, at this time, it is difficult to predict the amount of revenues that will be generated by each division.

         Our Aerisys Division intends to generate revenues by selling the Aerisys Intelligent Community(TM) to private and parochial schools. As of December 31, 2003, we had contracts with five private schools and have set up many sales meetings with other schools. However, there can be no assurances that we will obtain contracts to provide services at other schools or that we will generate revenues from these agreements.

         We intend to generate revenues from the PARIS Division by (i) securing long-term contracts with hospitals to provide outsourcing services to assist hospitals in obtaining authorizations for healthcare procedures and (ii) by identifying customers for our HIPAA Compliance Program. As of March 31, 2003, we are trying to finalize a three-year contract with one hospital for a virtual private network which uses the PARIS routing procedure. However, as of March 31, 2003, we have not finalized this agreement and we can not assure you that we will be able to finalize agreements with any hospitals. As of March 31, 2003, we have ten customers who are using our web-based HIPAA Compliance Program and we have over 200 customers who are using this program in a free trial period. However, there can be no assurances that any of these 200 customers will purchase our HIPAA Compliance Program or that we will be able to secure any new customers.

         Given the current economic climate, we do not plan on devoting significant resources to our HBOA division in fiscal 2003.

WE HAVE A HISTORY OF OPERATING LOSSES, A GOING CONCERN QUALIFICATION AND EXPECT TO INCUR FUTURE LOSSES

         We have a net loss of $403,713 for the fiscal year ended December 31, 2002. The independent auditors' report and notes to our financial statements for the twelve months ended December 31, 2002 include an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern, which may make it more difficult for us to raise additional capital. We do not anticipate that we will earn a profit, during the 2003 fiscal year, due, in part to start up costs associated with developing our Aerisys and PARIS divisions. Furthermore, there can be no assurances that our business strategy will enable us to achieve profitable operations in the future.

THE MARKETS WE SERVE ARE HIGHLY COMPETITIVE AND MANY OF OUR COMPETITORS HAVE GREATER RESOURCES

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

PARIS Division

         Although the PARIS Division believes that it is offering hospitals a unique service with its outsourcing service which assists hospitals in obtaining authorizations from insurance companies, other companies could begin providing a similar service because there are not many barriers to entry in this market. Many large consulting companies such as IBM, EDS, Oracle and other small private software consulting companies could offer similar services. Many of these companies have significantly greater financial, technical product development and market resources and greater name recognition. We expect that competition will be based on price, speed of service and quality. Additionally, the PARIS Division expects that the MIS departments of hospitals and managed care companies may try to develop this product on their own. However, we do not think that many of our competitors will be willing to absorb all of the costs to implement and develop the virtual area networks for the hospitals.

         We know that many other companies offer HIPAA compliance services. Many of these companies have greater financial, technical product development and market resources and greater name recognition.


WE FACE RISKS RELATED TO INTELLECTUAL PROPERTY RIGHTS.

         Our Aerisys and PARIS Divisions depend on our internally developed technologies and other intellectual property. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property or trade secrets without authorization. In addition, it is possible that others may independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer.

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

SECURITY RISKS

         A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. In particular, after the passage of HIPAA, hospitals and insurers, which use our outsourcing service for healthcare information have increased liability if any confidential patient information is revealed. Consumer concern over Internet security has been, and could continue to be, a barrier to commercial activities requiring consumers to send their credit card information over the Internet. Computer viruses, break-ins, or other security problems could lead to misappropriation of proprietary information and interruptions, delays, or cessation in service to the customers of any of our three divisions. Moreover, until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet as a communication and merchandising medium.

DEPENDENCE ON KEY PERSONNEL

         We will be dependent upon the services of its executive officers, principal employees and consultants (particularly Gary Verdier ,William Shope, Martin Torsey and Bonnie Novella,) for management of HBOA and implementation of our business strategy. The loss of services of Mr. Verdier, Mr. Shope, Mr. Torsey or Ms. Novella, could have a material adverse effect on our business operations, financial conditions and results of operations. If our operations expand, we will be dependent upon its ability to attract and retain additional qualified employees and consultants. There can be no assurances that the demands placed on our personnel by the growth of our business and the need for close monitoring of its operations and financial performance through appropriate and reliable administrative and accounting procedures and controls will be met, or that we will manage its growth successfully; the failure to do so could have a material adverse effect on our business, financial condition and results of operations. There is significant competition for qualified personnel, and there can be no assurances that we will be successful in recruiting, retaining or training the management personnel it requires.

MANAGEMENT OF GROWTH

         During 2003, we expect to have significant growth (principally as a result of our HBOA and PARIS Division) and this growth will require us to make significant additions in personnel and increase our working capital requirements. Such growth will result in new and increased responsibilities for management personnel and has placed and continues to place a significant strain upon our management, operating and financial systems and other resources. There cannot be any assurances that we will be able to attract or retain sufficient personnel to continue the planned expansion of its operations. Although we have experienced significant sales growth, such growth may not be indicative of future sales growth.

         To manage the expansion of our operations, we must continuously evaluate the adequacy of our management structure and its existing systems and procedures, including, without limitation, our data processing, financial and internal control systems. There can be no assurance that management will adequately anticipate all of the changing demands that growth could impose on our systems, procedures, and structure. In addition, we will be required to react to changes in its industry, and there can be no assurance that it will be able to do so successfully or at all. Any failure to adequately anticipate and respond to such changing demand may have a material adverse effect on our business, financial condition and results of operations.

OUR LIABILITY FOR INFORMATION RETRIEVED FROM THE WEB

         Because users of our web sites for our Aerisys Intelligent Communities(TM) and our HBOA web site may distribute our content to others, third parties might use us for defamation, negligence, copyright or trademark infringement, personal injury or other matters. These types of claims have been brought, sometimes successfully, against online services in the past. Others could also sue us for the content that is accessible from our web site through links to other web sites or through content and materials that may be posed by members in chat rooms or bulletin boards. We also intend to offer e-mail services on our Intelligent Community(TM) and HBOA web sites, which may subject us to potential risks, such as liabilities or claims resulting from unsolicited e-mail (spamming), lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service.

RELIABILITY OF WEB SITES AND TECHNOLOGY; RISK OF CAPACITY CONSTRAINTS

         The performance, reliability and availability of our web sites, systems and network infrastructure will be critical to our business and our ability to promote our business for our Intelligent Communities(TM) and our PARIS Division, which includes the outsourcing service for healthcare authorization and HIPAA compliance management program. Our web sites are hosted by a server owned and operated by a third party, limiting the extent to which we will have control over, or the ability to cure, technical problems, which may arise. Any systems problems that result in the unavailability of our web sites or interruption of information or access of information to members through the web sites would diminish their effectiveness as a means of promoting our business.

         If the volume of traffic on our web sites or networks is greater than anticipated, we will be required to expand and upgrade our web sites, networks and related infrastructure. Although we intend that our systems will be designed for scalability, the can be no assurance that the systems will be fully scalable. Any inability to add additional software and hardware to accommodate increased usage may cause unanticipated systems disruptions and degradation in levels of service to customers. There can be no assurance that we will be able to effectively upgrade and expand our web sites in a timely manner or to integrate smoothly any newly developed or purchased technology with its existing systems. Any inability to do so would have a material adverse effect on our business, prospects, financial condition and results of operations.


RAPID TECHNOLOGICAL CHANGE

         The markets in which our Aerisys and PARIS Divisions compete are characterized by frequent new product introductions, rapidly changing technology, and the emergence of new industry standards. The rapid development of new technologies increases the risk that current or new competitors will develop products or services that reduce the competitiveness and are superior to our products and services. The future success of our Aerisys and PARIS Divisions will depend to a substantial degree upon their ability to develop and introduce in a timely fashion new products and services and enhancements to their existing products and services that meet changing customer requirements and emerging industry standards. The development of new, technologically advanced products and services is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There is a potential for product development delay due to the need to comply with new or modified standards. There can be no assurance that our Aerisys and PARIS Divisions will be able to identify, develop, market, support, or manage the transition to new or enhanced products or services successfully or on a timely basis, that new products or services will be responsible to technological changes or will gain market acceptance, or that these divisions will be able to respond effectively to announcements by competitors, technological changes, or emerging industry standards. Our business, results of operations, and financial condition would be materially and adversely affected if our Aerisys and PARIS Divisions were to be unsuccessful, or to incur significant delays in developing and introducing new products, services, or enhancements.

PROPOSED LOANS FROM SHAREHOLDERS SECURED BY A LIEN ON ALL OF OUR ASSETS OR OUR INTELLECTUAL PROPERTY

         We are presently exploring the possibility of receiving a loan or loans from our shareholders which are secured by a lien on some or all of our assets. As of March 31, 2003, Gary Verdier, through Dundas Systems, has advanced approximately $530,000 to our company. These loans were not secured by a lien on any of our assets. IHowever, Mr. Verdier may not be willing to make any further loans to our company or he may demand that his previous loans be secured by some or all of our assets. Similarly, our other shareholders may not be willing to advance money to our company unless they receive a security interest in all of our assets or our intellectual property. As of March 31, 2003, we have not entered into any definitive financing agreements which grant a lien in our assets to any of our shareholders. However, if any of our shareholders receive a security interest in all of our assets and we default on our loan, our shareholders could foreclose on the pledged assets. Any foreclosure on pledged assets would have a material adverse effect on our business.

ADDITIONAL SHARES ELIGIBLE FOR FUTURE SALE

         HBOA's Articles of Incorporation authorize the issuance of up to 25 million shares of Common Stock and 10 million shares of preferred stock. As of March 31, 2003, we had 21,725,000 shares of our common stock issued and outstanding. The issuance of additional shares of HBOA's common stock or preferred stock is solely within the discretion of HBOA's Board of Directors. The issuance of a substantial number of additional shares of common stock in connection with the further development of HBOA's business and in dilution to current HBOA shareholders.

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

ABSENCE OF PUBLIC MARKET; RESTRICTIONS ON TRANSFERABILITY

         Our shares presently trade on the OTC Bulletin Board. Securities trading on the OTC Bulletin Board generally attract a smaller number of market makers and a less active public market and may be subject to significant volatility. Factors such as our ability to (i) generate revenues from our existing contracts and locate new customers, (ii) to raise additional capital and(iii) other risk factors listed in this Annual Report on Form 10-KSB could have a material effect on the price of our common stock.

ITEM 7.  FINANCIAL STATEMENTS

TABLE OF CONTENTS                                                      F-1
INDEPENDENT AUDITORS' REPORTS                                          F-2
BALANCE SHEETS                                                         F-4
STATEMENTS OF OPERATIONS                                               F-5
STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY                F-6
STATEMENTS OF CASH FLOWS                                               F-7
NOTES TO FINANCIAL STATEMENTS                                        F8 - 19

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         We did not have any changes in and disagreements with our accountants during the fiscal year ended December 31, 2002. However, on March 4, 2003, Sewell and Company, P.A. (the "Former Accountant"), resigned as independent certified public accountant and independent auditor for HBOA Holdings, Inc. (the "Company") effective as of March 4, 2003. On March 4, 2003, the Company engaged Berkovits, Lago & Company, LLP (the "New Accountant"), as its independent auditor and independent certified public accountant. The Company's decision to change accountants was approved by its Board of Directors and Audit Committee.

         The report of the Former Accountant on the financial statements of the Company for the two most recent fiscal years and all subsequent interim periods, did not contain an adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles, with the exception of a "going concern" qualification for the two most recent fiscal years and all subsequent interim periods. Furthermore, the Former Accountant has not advised the Company that:

         1) internal controls necessary to develop reliable financial statements do not exist, or

         2) information has come to the attention of the Former Accountant which made in unwilling to rely upon management's representations or made it unwilling to be associated with the financial statement prepared by management, or

         3) the scope of the audit should be expanded significantly, or information has come to the attention of the Former Accountant that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to December 31, 2001 (including information that may prevent it from rendering an unqualified audit report on those financial statements) or made in unwilling to rely on management's representations or to be associated with the financial statements prepared by management or,

         4) information has come to the attention of the Former Accountant that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements or the financial statements issued or to be issued covering the fiscal periods subsequent to December 31, 2001 through the date of the Form 8-K filed on that has not been resolved to the Former Accountant's satisfaction or which would have prevented the Former Accountant from rendering an unqualified audit report on such financial statements.

         During the Company's two most recent fiscal years and all subsequent interim periods, there were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Accountant would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

         During the Company's two most recent fiscal years and all subsequent interim periods, there were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Accountant would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

         The Company did not consult with the New Accountant regarding the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided by the New Accountant that was a factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by this Item is hereby incorporated herein by reference from the Company's definitive proxy statement or definitive statement to be filed in connection with the election of directors.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this Item is hereby incorporated herein by reference from the Company's definitive proxy statement or definitive statement to be filed in connection with the election of directors


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is hereby incorporated herein by reference from the Company's definitive proxy statement or definitive statement to be filed in connection with the election of directors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is hereby incorporated herein by reference from the Company's definitive proxy statement or definitive statement to be filed in connection with the election of directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS

         2.1 Acquisition Agreement between the Company and HBOA.Com, Inc., dated November 17, 1999 (filed as an Exhibit to the Company's Report on Form 8-K dated December 28, 1999 and incorporated herein by this reference).

         2.2 Amendment to the Acquisition Agreement between the Company and HBOA.Com, Inc. Dated December 28, 1999 (filed as an Exhibit to the Company's Report on Form 8-K dated December 28, 1999 and incorporated herein by this reference).

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

         10.3 Consulting Agreement dated June 5, 2002 between the Company and Dundas Systems, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB filed with the SEC on August 19, 2002and incorporated herein by this reference.)

         10.4 Operating Agreement dated February 4, 2002 for PARIS Health Services, LLC. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2002 and incorporated herein by this reference

         10.5     Shareholder Agreement of E-Z Auth. Management Co. (filed as
                  Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2002 and incorporated herein by this reference).

         10.6 Rapid Integration Parsing Protocol Engine (RIPPEr) Corporation Software Licensing Agreement and Limited Warranty (filed as
                  Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2002 and incorporated herein by this reference).

         21.1     List of Subsidiaries*

         23.1     Consent of Berkovits, Lago & Company, LLP*

         23.2     Consent of Sewell and Company, P.A.*

         99.1 Certifying Statement of the Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

         99.2 Certifying Statement of the Chief Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*  Filed herewith.

B.       REPORTS ON FORM 8-K

         Not Applicable.

ITEM 14.  CONTROLS AND PROCEDURES

         As required by SEC rules, the Company's management (including the Chief Executive Officer and the Chief Financial Officer) conducted an evaluation of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-14(c) under the Exchange Act) within 90 days prior to the filing date of this annual report as described in the Certifications in this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded as of the date of such evaluation that the Company's disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in the Company's reports filed or submitted under the Exchange Act, particularly during the period in which this annual report was being prepared. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31 day of March, 2003.

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

Signature                      Title                                Date
---------                      -----                                ----

/s/ Gary Verdier       Chief Executive Officer, President      March 31, 2003
----------------       and Chairman

/s/ William Shope      Chief Financial Officer and
-----------------      Vice President of Operations             March 31, 2003

/s/ Harvey Judkowitz   Director                                 March 31, 2003
--------------------

/s/ George Williams    Director                                 March 31, 2003
-------------------

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



                                TABLE OF CONTENTS



                                                                                       PAGE

Independent Auditors' Reports                                                           F-2

Independent Auditors' Reports                                                           F-3

Financial Statements:

    Consolidated Balance Sheets                                                         F-4

    Consolidated Statements of Operations                                               F-5

    Consolidated Statements of Changes in Stockholders' (Deficit) Equity                F-6

    Consolidated Statements of Cash Flows                                               F-7

Notes to Consolidated Financial Statements                                           F-8 - F-19


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of HBOA Holdings, Inc. and Subsidiaries

We have audited the consolidated balance sheet of HBOA Holdings, Inc. and Subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' (deficit) equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of HBOA Holdings, Inc. and Subsidiaries for the year ended December 31, 2001 were audited by other auditors whose report thereon, dated February 15, 2002 expressed a qualified opinion with respect to a going concern uncertainty.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HBOA Holdings, Inc. and Subsidiaries as of December 31, 2002 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company's dependence on outside financing, lack of existing commitments from lenders to provide necessary financing, lack of sufficient working capital, and recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ Berkovits, Lago & Company, LLP

March 18, 2003
Plantation, Florida

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
HBOA Holdings, Inc. and Subsidiaries
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of HBOA Holdings, Inc. and Subsidiaries (a development stage company) (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended and for the period from July 7, 1998 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HBOA Holdings, Inc. and Subsidiaries (a development stage company) as of December 31, 2001 and 2000, and the consolidated results of its operations, and its cash flows for the years then ended and for the period from July 7, 1998 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ SEWELL AND COMPANY, PA
Hollywood, Florida


February 15, 2002

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001



                                                                  2002            2001
                                                              -----------    -----------
                                     Assets

Current assets:
  Cash                                                        $    19,079    $     5,046
  Accounts receivable- related party                                4,513             --
  Prepaid expenses                                                  3,854         12,435
                                                              -----------    -----------

       Total current assets                                        27,446         17,481
                                                              -----------    -----------

Property and Equipment, net                                        43,741         57,711
                                                              -----------    -----------

Other assets:
  Intangible assets, net                                           48,096        113,897
  Deposits                                                          7,980          7,980
  Investment in limited partnership- related party                202,085        243,290
  Due from related party                                            6,923          6,923
                                                              -----------    -----------

       Total other assets                                         265,084        372,090
                                                              -----------    -----------

       Total assets                                           $   336,271    $   447,282
                                                              ===========    ===========

                 Liabilities and Stockholders' (Deficit) Equity

Current liabilities:
  Accounts payable                                            $    38,713    $    18,846
  Accrued expenses                                                 39,439         16,926
  Deferred income                                                  30,654          4,950
  Notes payable-related party                                     490,000        272,000
                                                              -----------    -----------

       Total current liabilities                                  598,806        312,722

Stockholders' (deficit) equity:
  Preferred stock, no par value, 10,000,000
   shares authorized; no shares issued and outstanding
  Common stock, $0.0005 par value, 25,000,000
   shares authorized; 21,725,000 shares issued,
   21,675,000 shares outstanding                                   10,862         10,862
  Additional paid in capital                                    4,272,515      4,265,897
  Accumulated deficit                                          (4,533,412)    (4,129,699)
                                                              -----------    -----------
                                                                 (250,035)       147,060

  Less: Treasury stock, 50,000 shares at cost                     (12,500)       (12,500)
                                                              -----------    -----------

                                                                 (262,535)       134,560
                                                              -----------    -----------

       Total liabilities and stockholders' (deficit) equity   $   336,271    $   447,282
                                                              ===========    ===========


    The accompanying notes are an integral part of these financial statements

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Years ended December 31,
                                                  2002          2001
                                              -----------    -----------

Revenue
  Sales, net of returns                       $    36,064    $     2,223
  Sales- related party                             35,375             --
                                              -----------    -----------
       Total revenues                              71,439          2,223

Expenses
  Salaries                                        250,536         86,097
  Consulting                                        9,989        685,214
  Professional fees                                67,693         82,209
  Insurance                                        41,352         39,414
  Marketing and advertising                        36,042          9,542
  Rent                                              6,618         68,756
  Other general and administrative expenses        73,086         90,998
  Depreciation and amortization                    79,771         79,098
                                              -----------    -----------
      Total expenses                              565,087      1,141,328
                                              -----------    -----------

Loss from operations                             (493,648)    (1,139,105)
                                              -----------    -----------

Other income (expense)
  Equity in losses of investee                    (41,205)            --
  Interest expense                                (21,835)        (6,730)
  Interest income                                      --          1,573
  Other income- related party                     150,000             --
  Other income                                      2,975             --
                                              -----------    -----------
    Total other income (expense)                   89,935         (5,157)
                                              -----------    -----------

Comprehensive net loss                        $  (403,713)   $(1,144,262)
                                              ===========    ===========

Loss per share
  Basic and diluted                           $     (0.02)   $     (0.05)
                                              ===========    ===========


  The accompanying notes are an integral part of these financial statements

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                               Additional
                                                       Common Stock                              Paid in            Accumulated
                                                          Shares                Amount           Capital              Deficit
                                                    --------------------------------------------------------------------------------


Balance January 1, 2001                                     21,625,000          $ 10,812        $ 3,566,043          $ (2,985,437)

Additional capital paid in from shareholders                        --                --              3,360                    --

Compensation for consulting services in
exchange of stock options and warrants                              --                --            400,740                    --

Compensation for consulting services in
exchange common stock                                          100,000                50             28,050                    --

Compensation for consulting services in
exchange of warrants                                                --                --            262,189                    --

Additional paid in capital contributed as rent                      --                --              5,515                    --

Net loss                                                            --                --                 --            (1,144,262)
                                                    --------------------------------------------------------------------------------

Balance December 31, 2001                                   21,725,000            10,862          4,265,897            (4,129,699)

Additional paid in capital contributed as rent                      --                --              6,618                    --

Net loss                                                            --                --                 --              (403,713)
                                                    --------------------------------------------------------------------------------

Balance December 31, 2002                                   21,725,000          $ 10,862        $ 4,272,515          $ (4,533,412)
                                                    ================================================================================

[restubbed table]



                                                       Treasury Stock
                                                           Shares            Amount             TOTAL
                                                    ------------------------------------------------------


Balance January 1, 2001                                      (50,000)        $ (12,500)         $ 578,918

Additional capital paid in from shareholders                      --                --              3,360

Compensation for consulting services in
exchange of stock options and warrants                            --                --            400,740

Compensation for consulting services in
exchange common stock                                             --                --             28,100

Compensation for consulting services in
exchange of warrants                                              --                --            262,189

Additional paid in capital contributed as rent                    --                --              5,515

Net loss                                                          --                --          (1,144,262)
                                                    ------------------------------------------------------

Balance December 31, 2001                                    (50,000)          (12,500)           134,560

Additional paid in capital contributed as rent                    --                --              6,618

Net loss                                                          --                --            (403,713)
                                                    ------------------------------------------------------

Balance December 31, 2002                                    (50,000)        $ (12,500)        $  (262,535)
                                                    ======================================================


  The accompanying notes are an integral part of these financial statements

           HBOA HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Years Ended December 31,
                                                               2002           2001
                                                           -----------    -----------

Cash flows from operating activities:
  Net Loss                                                 $  (403,713)   $(1,144,262)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                   79,771         79,098
Capital contributed as rent                                      6,618          5,515
Compensation in exchange for stock, options, warrants               --        691,029
Equity in losses of investee                                    41,205             --
(Increase) decrease in accounts receivable                      (4,513)           440
Decrease in other receivables                                       --         33,750
Decrease in prepaid expenses                                     8,581         28,470
Increase (decrease) in accounts payable                         19,867        (15,107)
Increase (decrease) in accrued expenses                         22,513        (19,913)
Increase in deferred income                                     25,704          4,950
                                                           -----------    -----------

Net cash used in operating activities                         (203,967)      (336,030)
                                                           -----------    -----------

Cash flow from investing activities:
  Cash payments for the purchase of investments                     --       (243,290)
  Cash payments for the purchase of  intangible property            --        (24,000)
  Cash payments for the purchase of property                        --           (355)
                                                           -----------    -----------

Net cash used in investing activities                               --       (267,645)
                                                           -----------    -----------

Cash flow from financing activities:
Proceeds from additional paid in capital                            --          3,360
Proceeds from notes payable-related party                      218,000        272,000
                                                           -----------    -----------

Net cash provided by financing activities                      218,000        275,360
                                                           -----------    -----------

Net increase (decrease) in cash                                 14,033       (328,315)

Cash, beginning of the period                                    5,046        333,361
                                                           -----------    -----------

Cash, end of the period                                    $    19,079    $     5,046
                                                           ===========    ===========


Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest                                               $     1,193    $     1,428
                                                           ===========    ===========

  The accompanying notes are an integral part of these financial statements

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company was considered to be in the development stage through December 31, 2001. The year ended December 31, 2002 is the first year during which it is considered an operating company.

Principles of Consolidation
---------------------------

The consolidated financial statements of the Company include those accounts of HBOA Holdings, Inc., and its wholly owned subsidiaries, HBOA.Com, Inc. and Aerisys, Inc. All significant intercompany transactions and balances have been eliminated in the consolidation.

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

Reclassification
----------------

Certain reclassifications were made to the 2001 financial statements in order for the presentation to conform to the 2002 financial statement presentation.

Revenue Recognition
-------------------

Revenues of HBOA.Com, Inc. are recognized at the time the services are rendered to customers. Services are rendered when the Company's representatives receive the customers' requests and complete the customers' orders. Revenues of Aerisys, Inc. are recognized on a straight-line basis over the period that the services are provided.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


Income Taxes
------------

The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation of depreciable assets is computed using the straight-line method of depreciation over the estimated useful lives of the assets. The estimated useful life is 5-7 years.

Investments
-----------

The Company accounts for investments in non-marketable equity interests, including interests in limited partnerships, in accordance with Accounting Principles Board Opinion No. 18 (APB 18) The Equity Method of Accounting for Investments in Common Stock and related interpretations. Under APB 18, investments in corporate joint ventures and other common stock of more than 20% are generally accounted for using the equity method. Investments in partnerships and unincorporated joint ventures are generally accounted for using the equity method even if the investment is less than 20%.

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

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


Software Development Costs
--------------------------

In accordance with EITF Issue No. 00-2, the Company accounts for its Internet website design in accordance with Statement of Position No. 98-1 Accounting for the Cost of Computer Software Developed or Obtained for Internet Use. (SOP 98-1).

SOP 98-1 requires the expensing of all costs of both the preliminary project stage, and the training and application maintenance stage, and the capitalization of all internal or external direct costs incurred during the application development stage.

Intangible Assets
-----------------

Intangible assets are comprised of trademarks and internet web site costs. Amortization is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles as follows:

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

Advertising Costs
-----------------

Advertising and marketing costs are expensed as incurred. During the years ended December 31, 2002 and 2001, advertising cost expenses totaled $36,042 and $9,542, respectively.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


Stock Options
-------------

The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Under APB No. 25, if the exercise price of the Company's employee stock options equals or exceeds the estimated fair value of the underlying stock on the date of grant, no compensation expense is generally recognized.

Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("Statement No. 123") encourages companies to recognize expense for stock-based awards based on their estimated value on the date of grant. Statement No. 123 requires the disclosure of pro forma net income or loss in the notes to the financial statements if the fair value method is not elected. The Company accounts for its stock-based compensation using the intrinsic value method, and has determined that the use of the fair value method to record compensation expense would have no effect on the reported net loss in 2001.

Fair Value of Financial Instruments
------------------------------------

The Company considers the carrying value of its financial assets and liabilities, consisting primarily of cash, accounts receivable, accounts payable, accrued expenses and notes payable to approximate the fair value of the respective assets and liabilities at December 31, 2002 and 2001.

Accounting Pronouncements
-------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will be required to implement SFAS No. 143 on January 1, 2003. The Company does not believe that adoption of this standard will have a material impact on its results of operations or financial position.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Accounting Pronouncements - continued
-------------------------------------

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." Among other things, SFAS No. 145 rescinds both SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS No. 4, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Co Sinking Fund Requirements." Through this rescission, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The Company does not believe that the adoption of this standard will have a material effect on its results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs of Exit or Disposal Activities." SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that an exit or disposal activity related cost be recognized when the liability is incurred instead of when an entity commits to an exit plan. The provisions of SFAS No. 146 are effective for financial transactions initiated after December 31, 2002. The Company does not believe that the adoption of this standard will have a material effect on its results of operations or financial position.

Basic Loss per Share
--------------------

Basic loss per share for each year is computed by dividing loss for the year by the weighted average number of common shares outstanding during the year. Diluted loss per share include the effects of common stock equivalents to the extent they are dilutive.

Basic weighted average number of shares outstanding is as follows:

                                                 2002                  2001
         Basic weighted average number
         of shares outstanding                 21,725,000           21,725,000

In connection with the stock option and warrants, no common stock equivalents at December 31, 2002 or 2001 were used, since the effect was anti-dilutive to compute dilutive earnings per share.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 2- GOING CONCERN UNCERTAINTY

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assumes the continuity of the Company as a going concern. However, during the years ending December 31, 2002 and 2001, the Company experienced, and continues to experience, certain going concern and liquidity problems. The Company has incurred net losses of $403,713 and $1,144,262 for the years ended December 31, 2002 and 2001, respectively. These conditions raise substantial doubt to the ability of the Company to continue as a going concern.

Management's plans with regard to these matters include raising working capital to assure the Company's viability through private equity offerings, debt financing, or through the acquisition of new business or private ventures. The eventual outcome of the success of management's plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3- PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
                                             2002        2001
                                           --------    --------

         Furniture and fixtures            $ 40,431    $ 40,431
         Computer equipment & software       40,970      40,970
                                           --------    --------
                                             81,401      81,401
         Less:  accumulated depreciation    (37,660)    (23,690)
                                           --------    --------

                                           $ 43,741    $ 57,711
                                           ========    ========

Depreciation expense for the years ended December 31, 2002 and 2001 was $ 13,970 and $13,964, respectively.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001




NOTE 4- INTANGIBLE ASSETS

Intangible assets are summarized by major classification as follows:

                                              2002         2001
                                           ---------    ---------

         Trademarks                        $   7,273    $   7,273
         Web design                          195,947      195,947
                                           ---------    ---------

                                             203,220      203,220
         Less:  accumulated depreciation    (155,124)     (89,323)
                                           ---------    ---------

                                           $  48,096    $ 113,897
                                           =========    =========

Amortization expense for the years ended December 31, 2002 and 2001 totaled $ 65,801 and $65,134, respectively.

NOTE 5- INVESTMENT IN LIMITED PARTNERSHIP - RELATED PARTY

During 2001, the Company invested in an affiliated limited partnership, which developed, owns, and operates a computer system designed to facilitate the notifications and authorizations process between hospitals and insurers. The Company has a 17.92% interest in the partnership, acquired during 2001 when the Company provided services to the related party in exchange for the interest. Accordingly, the Company recorded the cost of the services provided, totaling $243,290 as of December 31, 2001. In addition, the principal shareholder, an officer and director of the Company, owns a 33-1/3 % interest in the general partner in the partnership.

NOTE 6- NOTES PAYABLE-RELATED PARTY

Notes payable consist of twenty-three notes payable, all to a related party and with no specified rate of interest and due on demand.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 7- STOCKHOLDERS' EQUITY

Preferred Stock
---------------

Authorized 10,000,000 shares of preferred stock, no par value per share. No preferred shares were issued as of December 31, 2002 and 2001.

Common Stock
------------

On February 25, 2001, the Company authorized a stock split 2:1 effective February 15, 2001.

On April 12, 2001, the Company issued 100,000 shares of common stock in exchange for consulting services rendered. The value of $0.281 per share was the market price on the date of the grant. Accordingly, consultant expenses of $28,100 were charged to operations.

As of December 31, 2002, 2,097,452 shares of common stock have been reserved for the exercise of options and warrants.

NOTE 8- INCOME TAXES

The Company has no current or deferred income tax due to its operating losses. The Company has a federal net operating loss carryforward at December 31, 2002 and 2001 of $4,670,611 and $4,266,899, respectively, and also has a capital loss carryforward at December 31, 2002 and 2001 of $202,457 each year, subject to annual limitations prescribed by the Internal Revenue Code, that are available to offset future taxable income through 2022. A valuation allowance has been recorded to offset the net deferred taxes due to uncertainty of the Company's ability to generate future taxable income.

Deferred taxes consist of the following:
                                                       2002           2001
                                                   -----------    -----------

         Deferred tax assets:

               Net operating loss carry forwards   $ 1,540,000    $ 1,400,000

               Less valuation allowance             (1,540,000)    (1,400,000)
                                                   -----------    -----------

               Net deferred tax assets             $        --    $        --
                                                   ===========    ===========

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 8- INCOME TAXES - CONTINUED

The Company's tax expense (benefit) differs from the "expected" tax expense for the period ended December 31, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:
                                                   2002         2001
                                                ---------    ---------
         Statutory rate applied to loss
            before income taxes                 $(121,000)   $(340,000)
         State income taxes, net of
               federal income tax effect          (19,000)     (45,000)
            Changes in valuation allowance of
              deferred tax asset                  140,000      385,000
                                                ---------    ---------

                                                $      --    $      --
                                                =========    =========

NOTE 9- RELATED PARTY TRANSACTIONS

During 2002, the Company entered into an agreement with a company owned by the principle shareholder to subcontract certain of its employees for $5,000 per week. This revenue approximated $150,000 during 2002 and is included in other income (expense).

During 2002, the Company performed services in the ordinary course of business for a company in which it has an ownership interest. The Company had accounts receivable of $4,513 and recognized $35,375 during 2002 in connection with these services.

During the year 2001, and after expiration of its lease for office space, the Company was provided with office space on a rent-free basis from a related party. The Company recorded the value of the rent of $6,618 and $5,515 as a capital contribution for the years ended December 31, 2002 and 2001, respectively.

NOTE 10- STOCK OPTIONS AND COMPENSATION PLAN

Stock Compensation Plan

On October 10, 2000, HBOA Holdings, Inc. adopted the "Year 2000 Equity Compensation Plan." The Company registered the plan on November 16, 2000. The Company's stock compensation plan provides that officers, directors, employees and consultants may be granted shares of common stock. Under the plan, the options granted are qualified stock options, and the total common stock that may be granted is 5.4 million shares after the stock split. Under the plan, no shares were granted for the years ended December 31, 2002 and 2001.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 10- STOCK OPTIONS AND COMPENSATION PLAN - CONTINUED

In accordance with SFAS 123, for options issued to employees, the Company has elected to account for these stock options under APB No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation costs have been recognized for options issued under the plan as of December 31, 2002 and 2001 as no options were granted during these years.

Stock Options

On December 18, 2000, HBOA Holdings, Inc adopted the "Non-qualified Stock Option Plan". This plan provides that key advisors who perform services for the Company or its subsidiaries and non-employee members of the board of directors of the Company may be granted non-qualified stock options. Under the Non-qualified Stock Option Plan, the total number of shares of common stock that may be granted is 2,000,000 shares. No options were granted under the plan during 2002 and 2001. For stock options issued to non-employees, the Company complies with regulations in accordance with SFAS No. 123. No options were exercised during 2002 or 2001.

Changes during the year are presented as follows:
                                                                Weighted
                                                                Average
         Stock Options                Number of Options      Exercise Price
--------------------------------------------------------------------------------

         Balance - January 1, 2002         940,000             $   0.80
         Granted                                --                 0.00
         Exercise                               --                 0.00
         Forfeited                              --                 0.00
         Expired                                --                 0.00
                                           -------             --------
             Balance - December 31, 2002   940,000                 0.80
                                           =======             ========

The following table summarizes information about stock options outstanding at

December 31, 2002:
                            OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                   -----------------------------------------     -----------------------------------------
                                 Weighted        Weighted                                      Weighted
Range of        Number            Average        Average                  Number                Average
Exercise      Outstanding       Remaining        Exercise             Exercisable at            Exercise
  Price        at 12/31/02   Contracted Life      Price                   12/31/02               Price
----------    --------------------------------------------------------------------------------------------

    0.75          540,000            8            $ 0.75                  258,882              $  0.75
..75 - 1.00        400,000            1              0.88                  400,000                 0.88

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 11- WARRANTS

On April 1, 2000, the Company granted warrants to purchase 600,000 shares of common stock for consulting services rendered during the year 2000, at an average exercise price of $1.00 per share with an expiration date of May 31, 2005. During January 2001, the Company granted warrants to purchase 557,452 shares of common stock for consulting services rendered during the year 2001, at an average exercise price of $0.89 per share. No warrants were exercised at December 31, 2002 or 2001.

For financial statement disclosure purposes and for purposes of valuing warrants, the Company accounts for warrants under SFAS No. 123. Accordingly, $262,189 was charged to operations in 2001. The fair market value for these warrants was established at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                              2001
              Expected dividend yield                          0%
              Risk free interest rate                       5.15%
              Expected time of exercise                   4 years
              Expected volatility                              0%


Changes during the year are presented as follows:

                                                                        Weighted
                                                            Common      Average
                                      Number of Warrants    Stock    Exercise Price
------------------------------------------------------------------------------------

         Balance at January 1, 2002        1,157,452      1,157,452      $ .89
         Granted                                  --             --         --
         Exercised                                --             --         --
         Forfeited                                --             --         --
                                           ---------      ---------      -----

         Balance at December 31, 2002      1,157,452      1,157,452      $0.89
                                           =========      =========      =====


The following table summarizes information about warrants outstanding at December 31, 2002:

                            WARRANTS OUTSTANDING                       WARRANTS EXERCISABLE
                   -----------------------------------------     -----------------------------------------
                                Weighted         Weighted                                      Weighted
Range of         Number          Average          Average                 Number                Average
Exercise       Outstanding     Remaining         Exercise             Exercisable at           Exercise
  Price        at 12/31/02   Contracted Life      Price                   12/31/02               Price
----------    ----------------------------------------------     -----------------------------------------

0.75 - 1.25      1,157,452           2              0.89                 1,157,452                0.89

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001





NOTE 12  SUBSEQUENT EVENTS

During 2003, the Company received $40,000 and issued notes payable to a related party for that amount which are due on demand and have no specified interest rate.

                                INDEX TO EXHIBITS
                                -----------------

Exhibit No.                Description
-----------                -----------

21.1                       List of Subsidiaries

23.1                       Consent of Berkovitzs
23.2                       Consent of Sewell & Company, P.A.

99.1 Certifying Statement of the Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certifying Statement of the Chief Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.