Form 10KSB/A
period 2002-12-31
HBOA HOLDINGS INC
filed 2003-04-29
CIK 1042463

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                        COMMISSION FILE NUMBER 000-24977

                               HBOA HOLDINGS, INC
--------------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

           Florida                                         65-1053546
--------------------------------------------------------------------------------

(State or other jurisdiction of                     (I.R.S. Employer ID. Number)
incorporation or organization)

5200 NW 33rd Avenue, Suite 215
Ft. Lauderdale, FL                                           33309
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (954) 938-8010

         Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock, par value $.001 per share
--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) , and (2) has been subject to such filing requirements for the past ninety (90) days. Yes __X__ No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. __X__

         Issuer's revenues for the most recent fiscal year were $71,439

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $4,581,304 on March 31, 2003 based upon the latest published average bid price at the close of the market on March 31, 2003, the most recently available bid date for the Registrant's Common Stock.

         The approximate number of shares outstanding of the Registrant's common stock on March 31, 2003 was 21,725,000.

         DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one):  Yes  ___  No __X__

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

         We market Aerisys Intelligent Community(TM) for Schools through direct sales, supported by direct mail, telemarketing, advertising and trade shows. We feel an integral part of our success will come from the face-to-face selling method and personalized training of school staff. In fiscal 2002, we had 25 on site appointments with headmasters of private schools. We attended several trade shows, where we presented the Aerisys Intelligent Community(TM). We attended the:

         -Archdioceses of Miami tradeshow in March 2002, where we presented the Aerisys Intelligent Community to 53 schools; - Georgia Independent School Association tradeshow in October 2002, and; -the Florida Council of Independent Schools tradeshow in November 2002.

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

         We have had conversations and are in various stages of negotiation with several other hospitals in South Florida to use the PARIS outsourcing solution, including several large hospital chains. We are also in discussions with other healthcare service companies, including a company which provide ASP practice management systems to doctors and companies that provide processing services for Medicaire claims.

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

HBOA DIVISION

Overview

         We have established and developed an interactive network for home based business owners. Our web site address is www.hboa.com. During fiscal 2002, we did not expend significant resources or time on the HBOA Division, because we have focused on efforts on our Aerisys and PARIS Divisions.

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

         On March 4, 2003, the Company appointed Berkowits, Lago & Company, LLP, as its independent auditors for the fiscal year ended December 31, 2002. See "Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Statement Disclosure" in this Annual Report on Formn 10-KSB.

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

                                                     High       Low
Period                                               Bid*       Bid*
--------------------------------------------------------------------
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

Fourth Quarter 2000 (Oct. - Dec. 31)                 $.94*      $.75*


*These numbers have been adjusted to reflect our 2-for-2 stock split, effective as of February 19, 2001.

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

         Total expenses decreased to $565,087 during fiscal 2002 compared to total expenses of $1,141,328 during fiscal 2002. Total expenses consisted of salaries, consulting fees, professional fees, insurance, marketing and advertising, rent, general and administrative expenses and depreciation. The expenses that decreased the most significantly in fiscal 2002 were consulting expenses. However, marketing and advertising expenses and salary expenses increased in fiscal 2002. Marketing expenses increased in fiscal 2002 because we attended 3 trade shows, increased our direct mail efforts and traveled on the road to meet with prospective clients. Salaries increased in 2002 because salaries in the amount of $211,025 were contributed as part of the investment in PARIS Ltd. whereas no such contribution was made in 2002.

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

         During fiscal 2002, we did not engage in any investment activities, and we received $218,000 in financing, which represents note payables to Dundas Systems.

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

WE HAVE A HISTORY OF OPERATING LOSSES, A GOING CONCERN QUALIFICATION AND EXPECT TO INCUR FUTURE LOSSES

         We have a net loss of $403,713 for the fiscal year ended December 31, 2002. The independent auditors' report and footnote to our financial statements for the twelve months ended December 31, 2002 include an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern, which may make it more difficult for us to raise additional capital. We do not anticipate that we will earn a profit, during the 2003 fiscal year, due, in part to start up costs associated with developing our Aerisys and PARIS divisions. Furthermore, there can be no assurances that our business strategy will enable us to achieve profitable operations in the future.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

OFFICERS, DIRECTORS AND SIGNIFICANT EMPLOYEES

         HBOA's directors, executive officers and significant employees together with their ages and a brief description of their backgrounds, are as follows:

Name                       Age      Position
----                       ---      --------

Gary Verdier               58       Chairman of the Board, President,
                                    Vice President, Secretary and Treasurer
Harvey Judkowitz           58       Director
George Williams            61       Director
William Shope              55       Vice President of Operations
Bonnie Novella             36       Managing Director of Sales
Martin Torsey              49       Chief Technology Officer

         Gary Verdier has served as our President, Vice President, Secretary, Treasurer and Director from February 2001 through the present date and from December 28, 1999 through August 2000. During the period between August 2000 and February 2001, Mr. Verdier served as the Chairman of our Board of Directors. For the past eight years, Mr. Verdier has been the President of Dundas Systems, Inc., a $10 million a year business opportunity company with a strong and consistent record of profitability. Mr. Verdier has conducted thousands of seminars to home based business owners -throughout the United States.

         Harvey Judkowitz has served as a Director from August 2000 through the present date. He also served as our Chief Financial Officer from August 2000 through June 15, 2002. Mr. Judkowitz has over 25 years of experience in accounting and executive management and has served as CEO and CFO with several publicly traded companies. He was CEO of Designers International Corp. from 1982 to 1985; CEO of Utilicore Corporation, a public company, from 1998 through June 1999, and President of NetWebOnLine.Com, Inc. from 1998 to 2001.

         George Williams has served on our board of directors since January 2002. Dr. Williams has been in the private practice of dentistry for the past thirty years. He received a Doctor of Dental Surgery Degree in 1965 from the Medical College of Virginia.

         William Shope has served as our Vice President of Operations from August 2000 through the present date and as our Chief Financial Officer from June 15, 2002 through the present date. He has over 25 years of broad management experience in operations, sales and marketing. Mr. Shope came from American Cyber Systems, a developer and re-seller of Internet kiosks where he served as President and CEO from 1997 to 2000. Prior to that, he was vice president and general manager of a national business opportunity company from 1993 to 1997and was instrumental in the start-up and expansion of that company to one of the largest distributors in the U.S. He holds a B.S. degree in psychology and mathematics from Tulane University.

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

         Martin Torsey became our Chief Technology Officer in August 2000. Mr. Torsey has over 23 years of experience in software development and customer support. He was most recently with Executive Data Systems, Inc. from 1994 to 2000 and previously with Barrister Information Systems, Inc. from 1977-1997 Mr. Torsey has served as technical director and national support manager providing financial and case management solutions for the legal community. He has developed networking software and Internet search engines. Mr. Torsey studied electrical engineering at the State University of New York at Buffalo.

DIRECTOR COMPENSATION

         Directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. Directors receive no additional compensation for services rendered as members of the Company's Board of Directors.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities and Exchange Act of 1934 requires executive officers, directors and persons who own more than ten percent of a registered class of a company's equity securities to file initial reports of beneficial ownership and to report changes in ownership of those securities with the Securities and Exchange Commission and the National Association of Securities Dealers. There are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of Forms 3,4 and 5 furnished to the Company or written representations that no other transactions were required, the Company has determined that the pertinent officers, directors and principal shareholders, except for George Williams, have complied with all applicable Section 16(a) requirements during fiscal 2002. Dr. Williams inadvertently failed to file two Form 4's, which reported his acquisition of 20,000 shares of the Company's common stock in October 2002 and 5,000 shares in December 2002 and he made an error in his initial Form 3 filing reporting his beneficial ownership of the Company's common stock.

ITEM 10. EXECUTIVE COMPENSATION

         The Summary Compensation Table sets forth compensation paid by the Company to Gary Verdier, its Chief Executive Officer for its three fiscal years ended December 31, 2002, 2001 and, 2000. No other principal executive officer received a total annual salary and bonus from the Company which exceeded $100,000.

                           FISCAL                                      OTHER
NAME AND POSITION          YEAR*      SALARY            BONUS       COMPENSATION
-----------------          ------     ------------------------------------------
Gary Verdier               2002        $  0               0              0
President and              2001        $  0               0              0
Director                   2000        $  0               0              0

Mr. Verdier served as our President and Chairman from December 28 1999 through August 2000 and from February 2001 through the present date.

OPTION GRANTS

         The Company did not grant any options to any employees during fiscal 2002.

FISCAL YEAR END OPTION VALUES

         During fiscal 2002, our Named Executive Officer did not exercise any outstanding options. The following table sets forth information as to the fiscal year end value of unexercised options and warrants.

                                    NUMBER OF SECURITIES UNDERLYING             VALUE OF UNEXERCISED IN-THE-MONEY
                  SHARES            UNEXERCISED OPTIONS AT FISCAL YEAR END      AT FISCAL YEAR END
                  ACQUIRED
NAME              UPON EXERCISE         EXERCISABLE/UNEXERCISABLE                 EXERCISABLE/UNEXERCISABLE
----              -------------         -------------------------                 -------------------------
Gary Verdier            0                         0                                           0


EQUITY COMPENSATION PLANS

         The Company has two stock options plans: the Year 2001 Equity Compensation Plan and the Non-Qualified Stock Option Plan. As of December 31, 2002, we had 940,000 options issued and outstanding under our Year 2001 Equity Compensation Plan and 400,000 options issued and outstanding under our Non-Qualified Stock Option Plan. The options granted under our Non-Qualified Stock Option Plan expired on February 15, 2003.

         The following tables gives information about equity awards as of December 31, 2002 under our Year 2001 Equity Compensation Plan, our Non Qualified Stock Option Plan and certain warrants granted to current and former directors of our company.

                  Number of securities to be         Weighted-average           Number of securities remaining
                  Issued upon exercise               exercise price of          available for future issuance under
                  Or outstanding options,            outstanding options,       equity compensation plans
Plan Category     warrants and rights                warrants and rights        (excluding securities in column(a))
-------------     -------------------                -------------------        -----------------------------------
Equity Compensation
Plans approved by
Security holders              540,000                     $ .75                     4,860,000

Equity Compensation        1,587,452*                     $ .87                     1,600,000
Plans not approved by
Security holders

*Includes 400,000 options which were granted under our Non-Qualified Stock Option Plan and expired on February 15, 2003.

YEAR 2001 STOCK OPTION PLAN

         Our Year 2001 Equity Compensation Plan was adopted by our Board of Directors on October 10, 2000 and approved by our shareholders on November 10, 2000. The Year 2001 Plan reserves for issuance up to 5.4 million shares of our common stock pursuant to the exercise of options granted under the Plan and stock awarded under the Year 2001 Plan. As of December 31, 2002, we had granted 540,000 options under the Year 2001 Plan.

NON-QUALIFIED STOCK OPTION PLAN

         Our Non-Qualified Stock Option Plan was adopted by our Board of Directors on December 21, 2000. Our Non-Qualified Stock Option Plan provides for the granting of up to 2,000,000 non-qualified options to officers, directors, employees and consultants. As of December 31, 2002, we had granted 400,000 options under the Non-Qualified Stock Option Plan. These options expired on February 15, 2003.

WARRANTS ISSUED TO DIRECTORS

         In fiscal 2000 and 2001, we issued an aggregate of 1,187,452 warrants to persons who served on our Board of Directors and their nominees. The former directors who received warrants and the number of warrants are as follows: Carl Wolf - 600,000 warrants, James Lugar and his wife, Shirley Lugar - 30,000 warrants, Robert Fivian - 100,000 warrants, David Sullivan 12,500 warrants and 432,452 warrants to Dundas Systems, Inc., a nominee of Gary Verdier. The exercise price of these warrants varies from $.75 to $1.25 per share and all the warrants expire on May 31, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to the number of shares of common stock beneficially owned by (I) each director of the Company, (ii) each executive officer of the Company, (iii) all directors and officers of the Company as a group and (iv) each shareholder known by HBOA to be a beneficial owner of more than 5% of any class of HBOA's voting securities as of March 31, 2003. Except as indicated below, the address for each beneficial owner is c/o HBOA, 5200 NW 33rd Avenue, Ft. Lauderdale, FL 33308. As of March 31, 2003, HBOA had 21,725,000 shares of its common stock issued and outstanding. An asterisk indicates ownership of less than one percent of the Company's common stock.

Name of Individuals or Number       Amount and Nature of
of Persons in Group                 Beneficial Ownership     Percentage of Class
--------------------------------------------------------------------------------
Gary Verdier                           12,664,052(1)               57.15
Harvey Judkowitz                           75,556(2)                   *
William Shope                             355,000(3)                1.62
George Williams                           260,464(4)                1.20
All Executive Officers and             13,355,072(5)               59.53
Directors as a Group ( 4 persons)

(1) Includes 432,452 shares of the Company's common stock. and warrants to purchase 432,452 shares of HBOA's common stock held by Dundas Systems, Inc., a corporation controlled by Mr. Verdier.
(2) Represents options to purchase 75,556 shares of the Company's common stock at an exercise price of $0.75 per share, which are currently exercisable within 60 days of August 15, 2003.
(3) Represents options to purchase 200,000 shares of the Company's common stock at an exercise price of $0.75 per share.
(4) Includes 151,664 shares held by Mr. Williams in an IRA account.
(5) Includes options to purchase 275,556 shares of the Company's common stock and warrants to purchase 432,452 shares of the Company's common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We own a 20.68% ownership interest in the PARIS partnership as of March 31, 2003. We previously owned a 25% ownership interest in PARIS, LLC, but in February 2002 our equity investment was restructured and reduced to 17.99% when a private trust made a $900,000 investment in the PARIS project. As part of this restructuring, our investment in a limited liability company was changed into an investment in a partnership and Gary Verdier became a principal shareholder, officer and director of the general partner of PARIS Ltd. In February 2003, as a result of a settlement agreement, our ownership interest in PARIS was increased to 20.68%. At the present time, Mr. Verdier is one of two directors and shareholders of the general partner of PARIS Ltd. Under the partnership agreement, the general partner is entitled to receive 10% of the gross revenues received by PARIS Ltd. during the preceding month. However, if PARIS Ltd. is not profitable during a fiscal year, the compensation payable to the general partner can not exceed $150,000. During fiscal 2002, PARIS Ltd. did not make any distributions to any of its partners and the general partner did not receive any compensation.

         During 2002, we had accounts receivable of $4,513 and recognized revenues of $35,375 in connection with services performed in the ordinary course of business for PARIS Ltd. During 2002, we entered into an agreement with Dundas Systems, Inc. to subcontract certain employees for $5,000 per week. As a result, we recognized $150,000 of other income during 2002 in connection with this agreement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS

2.1 Acquisition Agreement between the Company and HBOA.Com, Inc., dated November 17, 1999 (filed as an Exhibit to the Company's Report on Form 8-K dated December 28, 1999 and incorporated herein by this reference).
2.2 Amendment to the Acquisition Agreement between the Company and HBOA.Com, Inc. Dated December 28, 1999 (filed as an Exhibit to the Company's Report on Form 8-K dated December 28, 1999 and incorporated herein by this reference).
3.1 Articles of Incorporation (filed as an Exhibit to the Company's Definitive Proxy Statement filed with the SEC on October 24, 2000 and incorporated herein by this reference).
3.2 Bylaws (filed as an Exhibit to the Company's Definitive Proxy Statement filed with the SEC on October 24, 2000 and incorporated herein by this reference).
10.1     HBOA Holdings, Inc. - Year 2000 Equity Compensation Plan (filed as
         Exhibit 10. 1 to the Company's Post Effective Amendment No. 1 to its Registration Statement on Form S-8 filed with the SEC on December 21, 2000 and incorporated herein by this reference).
10.2     HBOA Holdings, Inc. - Non Qualified Stock Option Plan (filed as Exhibit
         10.1 to the Company's Registration Statement on Form S-8 filed with the SEC on December 14, 2000 and incorporated herein by this reference).
10.3 Consulting Agreement dated June 5, 2002 between the Company and Dundas Systems, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB filed with the SEC on and incorporated herein by this reference.)
10.4 Operating Agreement dated February 4, 2002 for PARIS Health Services, LLC. (filed as Exhbit 10.1 to the Company's Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2002 and incorporated herein by this reference).
10.5     Shareholder Agreement of E-Z Auth. Management Co. (filed as Exhibit
         10.2 to the Company's Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2002 and incorporated herein by this reference).
10.6 Rapid Integration Parsing Protocol Engine (RIPPE) Corporation Software Licensing Agreement and Limited Warranty (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2002 and incorporated herein by this reference).
21.1 List of Subsidiaries (filed as Exhibit 21.1 to the Company's Annual Report on Form 10-KSB filed with the SEC on March 31, 2003 and incorporated herein by this reference).
23.1     Consent of Berkowits, Lago & Company, LLP*
23.2     Consent of Sewell & Company, P.A.*
99.1 Certifying Statement of the Chief Executive Officer pursuant to U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.2 Certifying Statement of the Chief Financial Officer pursuant to U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
---------------
*Filed herewith

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of April, 2003.

                                        HBOA HOLDINGS, INC.

                                        /s/ Gary Verdier
                                            ------------
                                            Gary Verdier

                                        Chairman and Chief Executive Officer

         In accordance with the Exchange Act, this Report on Form 10-KSB/A has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature                      Title                                Date
---------                      -----                                ----
/s/ Gary Verdier       Chairman and Chief Executive Officer    April 29, 2003

/s/ William Shope      Chief Financial Officer and
                       Vice President of Operations            April 29, 2003

/s/ Harvey Judkowitz   Director                                April 29, 2003

/s/ George Williams    Director                                April 29, 2003

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

                                 CERTIFICATIONS

I, Gary Verdier, certify that:


         1. I have reviewed this Annual Report on Form 10-KSB of HBOA Holdings, Inc.;

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: 1.

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

  Date: April 29, 2003                    /S/ GARY VERDIER
                                          ----------------
                                          Gary Verdier
                                          Chairman and Chief Executive Officer
                                          (Principal Executive Officer)

                                 CERTIFICATIONS

I, William Shope, certify that:

         1. I have reviewed this Annual Report on Form 10-KSB of HBOA Holdings, Inc.;

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

  Date: April 29, 2003             /S/ WILLIAM SHOPE
                                   -----------------
                                   William Shope
                                   Chief Financial Officer and Vice President
                                   of Operations
                                   (Principal Financial Officer)