Form 10QSB
period 2003-03-31
HBOA HOLDINGS INC
filed 2003-05-15
CIK 1042463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER: 0-24977


                               HBOA HOLDINGS, INC.
                               -------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     Florida                             65-1053546
          -----------------------------             -------------------
         (State or Other Jurisdiction of             (I.R.S. Employer
         Incorporation or Organization)            Identification Number)

                         5200 NW 33rd Avenue, Suite 215
                            Ft. Lauderdale, FL 33309
                            ------------------------
          (Address of principal executive offices, including zip code)

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

The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of March 31, 2003 was 21,675,000.

                         PART I - FINANCIAL INFORMATION

                                                                                                             PAGE
                                                                                                           --------
ITEM 1.  FINANCIAL STATEMENTS:

                  Consolidated Balance Sheet as of March 31, 2003 (Unaudited) ....................................3

                  Consolidated Statements of Operations for the Three Months Ended March 31, 2003
                  and March 31, 2002..............................................................................5

                  Consolidated Statements of Changes in Stockholders' Equity......................................6

                  Consolidated Statements of Cash Flows for the Three Months Ended
                  March 31, 2003 and 2002.........................................................................7

                  Notes to Consolidated Financial Statements......................................................8


Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................................................9

Item 3.  Controls and Procedures..................................................................................16



                                                      PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.........................................................................17

           Certifications
             Exhibit 99.1
             Exhibit 99.2

Signatures........................................................................................................18

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

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                                 March 31, 2002


                                     Assets


Current assets
  Cash                                                               $ 12,222
  Accounts receivable                                                   4,512
  Prepaid expenses                                                     19,715
                                                                     --------
Total current assets                                                   36,449

Property and equipment, net                                            40,248

Intangible assets, net                                                 34,612

Other assets
  Deposits                                                              7,980
  Investment in Limited partnership - related party                   202,085
  Due from related party                                                6,923
                                                                     --------
                                                                      216,988
                                                                     --------

                                                                     $328,297
                                                                     ========

                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                                 March 31, 2003


                      Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable                                                  $    51,071
Accrued expenses                                                        6,462
Accrued interest                                                       32,761
Deferred revenue                                                       18,145
   Due to related parties                                             530,000
                                                                  -----------
Total current liabilities                                             638,439


Stockholders' deficit
Preferred stock, no par value, 10,000,000
shares authorized; no shares issued and outstanding                        --
Common stock, $0.0005  par value, 25,000,000
shares authorized; 21,725,000 shares issued and
21,675,000 shares outstanding                                          10,862
Additional paid in capital                                          4,284,170
Accumulated Deficit                                                (4,592,674)
                                                                  -----------
                                                                     (297,642)
Less: Treasury stock, 50,000 shares at cost                           (12,500)
                                                                  -----------
                                                                     (310,142)
                                                                  -----------

                                                                  $   328,297
                                                                  ===========

                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                    Three months ended March 31,
                                                       2003           2002
                                                    ---------      ---------
Income
Sales net of returns                                $  17,424      $   5,354
                                                    ---------      ---------

                                                       17,424          5,354

Expenses
  Salaries                                             66,996         57,270
  Consulting                                            5,775             --
  Professional fees                                    10,613          4,461
  Insurance                                            11,174         10,741
  Marketing and advertising                             5,032          3,481
  Rent                                                  1,655          1,379
  Other general and administrative expenses            12,582          6,800
  Depreciation and amortization                        16,976         19,943
                                                    ---------      ---------

                                                      130,803        104,075

Other income
  Other income                                         60,516          2,975
  Interest expense                                     (6,399)        (4,053)
                                                    ---------      ---------

Net loss                                            $ (59,262)     $ (99,799)
                                                    =========      =========

Loss per share
   Net loss per common share                        $  (0.003)     $  (0.005)
                                                    =========      =========

                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)


                                                                                  Additional
                                                           Common Stock             Paid in      Accumulated
                                                       Shares         Amount        Capital        Deficit
                                                    -----------    -----------    -----------    -----------
Balance January 1, 2003                              21,725,000    $    10,862    $ 4,272,515    $(4,533,412)

Additional paid in capital contributed as rent               --             --          1,655             --

Additional paid in capital contributed as salary             --             --         10,000             --

Net loss                                                     --             --             --        (59,262)
                                                    -----------    -----------    -----------    -----------

Balance March 31, 2003                               21,725,000    $    10,862    $ 4,284,170    $(4,592,674)
                                                    ===========    ===========    ===========    ===========
[RESTUBBED]


                                                            Treasury Stock
                                                        Shares          Amount             TOTAL
                                                      -----------     -----------     -----------
Balance January 1, 2003                               $   (50,000)    $   (12,500)    $  (262,535)

Additional paid in capital contributed as rent                 --              --           1,655

Additional paid in capital contributed as salary               --              --          10,000

Net loss                                                       --              --         (59,262)
                                                      -----------     -----------     -----------

Balance March 31, 2003                                    (50,000)    $   (12,500)    $  (310,142)
                                                      ===========     ===========     ===========


    The accompanying notes are an integral part of these financial statement

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                    Three months ended March 31,
                                                        2003          2002
                                                      --------     --------
Cash flows from operating activities:
  Net Loss                                            $(59,262)    $(99,799)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                           16,976       19,943
Capital contributed as rent                              1,655        1,379
Capital contributed as salary                           10,000           --
Increase in prepaid expenses                           (15,860)     (10,351)
Increase n accounts payable                             12,358        2,442
Decrease in accrued expenses                              (215)          --
Increase in deferred income                            (12,509)        (825)
                                                      --------     --------

Net cash used in operating activities                  (46,857)     (87,211)
                                                      --------     --------


Cash flow from financing activities:
Proceeds from notes payable-related party               40,000       92,500
                                                                   --------

Net cash provided by financing activities               40,000       92,500
                                                      --------     --------

Net (decrease) increase in cash                         (6,857)       5,289

Cash, beginning of the period                           19,079        5,046
                                                      --------     --------

Cash, end of the period                               $ 12,222     $ 10,335
                                                      ========     ========


Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest                                          $     94     $    153
                                                      ========     ========


                       See notes to financial statements.

                      HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 1            UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-KSB for the fiscal year ended December 31, 2002.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company's audited financial statements for the fiscal year ended December 31, 2002, which are included in Form 10- KSB.

In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of operating results to be expected for a full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We currently have three distinct divisions: (1) the Aerisys Division,
(2) the HBOA Division and (3) the PARIS Division. The Aerisys Division offers branded, private communities for schools, corporations and large groups. The PARIS Division owns a 20.68% membership interest in PARIS Health Services Ltd. ("PARIS Ltd."). PARIS Ltd. Offers two healthcare process solutions: (i) a virtual private network to help hospitals obtain required approvals from insurers and (ii) a web-based program to assist companies in managing compliance with The Health Insurance Portability and Accountability Act ("HIPAA"). The HBOA Division, which is now inactive, provides an online community with business tools and services for small and home based businesses.

RESULTS OF OPERATIONS

         Sales, net of returns, were $17,424 during the three months ended March 31, 2003 compared with sales, net of returns, of $5,354 during the three months ended March 31, 2002. Substantially all of our sales during the first quarter of 2003 were generated from sales of our Aerisys Intelligent Community to schools. During the first quarter of 2002, our sales of $5,354, included $4,475 from consulting services rendered to PARIS, Ltd., $825 from sales of our Aerisys Intelligent Community to schools and $54 for HBOA membership interests.

         Expenses were $130,803 during the three months ended March 31, 2003 compared with $104,077 during the three months ended March 31, 2002. Expenses increased primarily because our salary expenses increased by $9,726, our professional fees increased by $6,152 and our other general administrative expenses increased by $5,780 during the first quarter of 2003 compared with the first quarter of 2002. In the first quarter of fiscal 2003, we emerged from being a development stage company to being an operating company and Mr. Verdier began devoting more time to the company's operations. As such, we made a determination that we should recognize the fair value of Mr. Verdier's services in the amount of $40,000 per year in our financial statements beginning in the first quarter of fiscal 2003. This expense is a non cash-item and Mr. Verdier is not receiving any salary from us. Additionally, we had $5,775 in consulting expenses during the three months ended March 31, 2003 and we did not have this expense in the first quarter of 2002.

         We had other income of $60,516 during the three months ended March 31, 2003 consisting of revenues that we received under our consulting agreement with Dundas Systems, a related company. In the first quarter of 2002, we had other income of $2,975.

         We accrued interest expense of $6,399 during the three months ended March 31, 2003 compared with interest expense of $4,053 during the three months ended March 31, 2002. This interest expense is due on funds that Dundas Systems, a related company, has advanced to the Company.

         We had a net loss of $59,262 for the three months ended March 31, 2003 compared with a net loss of $99,799 for the three months ended March 31, 2002. Our net loss decreased by $40,537 in the first quarter of 2003 because our sales increased by $12,070, other income increased by $57,541, which was offset by the increase in our operating expenses of $26,728 compared with the same expenses in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2003, we had cash on hand of $12,222 and our working capital deficit was $601,990. As of March 31, 2003, we have received $530,000 from Dundas Systems, a related company. The loans from Dundas Systems are due on demand. We expect that this cash on hand and payments under our consulting agreement with Dundas Systems will allow us to meet our working capital requirements for the next few months. In September 2002, we entered into a consulting agreement with Dundas Systems in which we agreed to provide technical and network support, marketing and operating services to Dundas for $5,000 per week. The fees generated from this agreement have provided working capital for our operations. However, the consulting agreement does not have a term and can be canceled at any time by either party, upon two weeks written notice.

         Our total current liabilities were $638,439 as of March 31, 2003, which includes accounts payable of $51,071, accrued expenses of $6,462, accrued interest of $32,761, notes payable to related parties of $530,000 and $18,145 in deferred income. We have multi-year contracts with several of our schools for the Aerisys Intelligent Community and therefore, we must defer revenue and recognize it over the period for which the services are provided.

         We have incurred net losses of $59,262 and $99,799 for the three months ended March 31, 2003 and 2002, respectively. These conditions raise substantial doubt as to our ability to continue as a going concern. Management's plans with regard to these matters includes raising working capital to assure our viability through private equity offerings, debt financing, or through the acquisition of new businesses or private ventures.

         During the three months ended March 31, 2003, we used $46,857 in operating activities compared to $87,211 during the three months ended March 31, 2002. Our use of cash in our operating activities decreased during this time period primarily because our net loss decreased by $40,537. We received $40,000 in financing during the first quarter of 2003 compared with $98,000 in financing in the first quarter of fiscal 2002. Our financing in both of these periods was provided by advances from Dundas Systems, a related party.

         Our capital requirements have been and will continue to be significant due to, among other things, our expenses to develop our Aerisys Intelligent Community and to fulfill our obligations to PARIS Ltd. Although not yet finalized, we are also planning to acquire two businesses: PARIS Health Services Ltd., a company that provides healthcare process solutions and LexSys Software Corp., a technology and software company. We presently own a 20.68% limited partnership interest in PARIS Ltd. If we acquire LexSys, we may have to provide $150,000 in cash to LexSys as part of the purchase price. Additionally, if we acquire PARIS Health Services, we may have an obligation to provide financing of up to $300,000 for PARIS's operating capital requirements. However, neither of these agreements have been finalized as of May 15, 2003 and we can not provide you with any assurances that we will acquire these companies.

RISK FACTORS

         In evaluating our business, the following risk factors should be considered:

WE NEED ADDITIONAL CAPITAL

         Our capital requirements have been and will continue to be significant due to, among other things, our expenses to develop our ASP business. As of March 31, 2003, we had cash on hand of $12,222. During the first quarter of 2003, Gary Verdier, through Dundas Systems, advanced $40,000 to our company. As of March 31, 2003, Dundas Systems has advanced $530,000 to our company. We are currently exploring various forms of financing, including but not limited sales of additional debt or equity securities (or a combination thereof) in future public or private offerings or obtaining loans from third parties. However, there can be no assurance that any such financing will in fact be available to us when needed or upon terms acceptable to us.

OUR METHODS OF GENERATING REVENUE ARE RELATIVELY NEW AND LARGELY UNTESTED AND WE PROBABLY WILL NOT GENERATE SIGNIFICANT REVENUES IN FISCAL 2003

         During fiscal 2003, we expect to generate revenues from our Aerisys Division and our PARIS Division. However, at this time, it is difficult to predict the amount of revenues that will be generated by each division.

         Our Aerisys Division intends to generate revenues by selling the Aerisys Intelligent Community(TM)to private and parochial schools. As of December 31, 2003, we had contracts with five private schools and have set up many sales meetings with other schools. However, there can be no assurances that we will obtain contracts to provide services at other schools or that we will generate revenues from these agreements.

         We intend to generate revenues from the PARIS Division by (i) securing long-term contracts with hospitals to provide outsourcing services to assist hospitals in obtaining authorizations for healthcare procedures and (ii) by identifying customers for our HIPAA Compliance Program. As of March 31, 2003, we are trying to finalize a three-year contract with one hospital for a virtual private network which uses the PARIS routing procedure. However, as of March 31, 2003, we have not finalized this agreement and we can not assure you that we will be able to finalize agreements with any hospitals. As of May 5, 2003, we have 20 customers who are using our web-based HIPAA Compliance Program.

         Given the current economic climate, we do not plan on devoting significant resources to our HBOA division in fiscal 2003.

Growth and Acquisition Risks

         We intend to acquire two businesses: PARIS Ltd., a company that provides healthcare process solutions and LexSys Software Corp., a software and technology company. We cannot predict the likelihood of these material acquisitions being completed in the future. We also cannot assure you that these acquisitions will be profitable or that they will achieve sales and profitability that justify the investment. Acquisitions involve a number of special risks, including adverse effects on reported operating results, diversion of management's attention, dependence on retention and hiring of key personnel, risks associated with unanticipated problems or legal liabilities, some or all of which could have a material adverse effect on our operations and financial performance.

         Our expansion of operations, whether through acquisitions or internal growth, may place substantial burdens on our management resources and financial controls. The increased burden on our management resources and financial controls may have an adverse effect on our operations.

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

THE MARKETS WE SERVE ARE HIGHLY COMPETITIVE AND MANY OF OUR COMPETITORS HAVE GREATER RESOURCES

Aerisys Division

         The market for providing private, branded intranets to schools is competitive. Our current and potential competitors include companies that are well established both in the technology marketplace and the school arena. Companies like Apple Computer with their Powerschool solution and eChalk are both excellent solutions. Additionally, another "competitor" of our product is an in-house solution that any school may decide to build or have built to suit their needs. We expect that it will be quite common for a company that offers or provides basic website development services to offer a school a customized solution that encompasses homework online and other similar features to the Aerisys Intelligent Community(TM) for Schools.

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

MANAGEMENT OF GROWTH

         During 2003, we expect to have significant growth (principally as a result of our PARIS Division and proposed acquisitions) and this growth will require us to make significant additions in personnel and increase our working capital requirements. Such growth will result in new and increased responsibilities for management personnel and has placed and continues to place a significant strain upon our management, operating and financial systems and other resources. There cannot be any assurances that we will be able to attract or retain sufficient personnel to continue the planned expansion of its operations. Although we have experienced significant sales growth, such growth may not be indicative of future sales growth.

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

ADDITIONAL SHARES ELIGIBLE FOR FUTURE SALE

         HBOA's Articles of Incorporation authorize the issuance of up to 25 million shares of Common Stock and 10 million shares of preferred stock. As of March 31, 2003, we had 21,675,000 shares of our common stock issued and outstanding. The issuance of additional shares of HBOA's common stock or preferred stock is solely within the discretion of HBOA's Board of Directors. The issuance of a substantial number of additional shares of common stock in connection with the further development of HBOA's business and in dilution to current HBOA shareholders.

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

TRADING ON THE OTC BULLETIN BOARD; RESTRICTIONS ON TRANSFERABILITY

         Our shares presently trade on the OTC Bulletin Board. Securities trading on the OTC Bulletin Board generally attract a smaller number of market makers and a less active public market and may be subject to significant volatility. Factors such as our ability to (i) generate revenues from our existing contracts and locate new customers, (ii) to raise additional capital and(iii) other risk factors listed in this Quarterly Report on Form 10-QSB could have a material effect on the price of our common stock.

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

         In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

B. Reports on Form 8-K

         We filed a Form 8-K on March 7, 2003 reporting Item 4 information regarding a change of our certifying accountant. We engaged Berkovits, Lago & Company, LLP, as our independent accountant effective as of March 4, 2003. Our previous auditor, Sewell and Company, P. A. resigned effective as of March 4, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003                   HBOA HOLDINGS, INC.

                                     By /s/   Gary Verdier
                                        ----------------------------------
                                     Chief Executive Officer and President
                                     (On behalf of Registrant and as Principal
                                     Operating  Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------


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


Date:      May 15,  2003                    /S/ GARY VERDIER
                                            -----------------------------------
                                            Gary Verdier
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)

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


Date:      May 15, 2003              /S/ WILLIAM SHOPE
                                     ------------------------------------------
                                     William Shope
                                     Chief Financial Officer and Vice President
                                     of Operations
                                     (Principal Financial Officer)