Form 10QSB
period 2003-06-30
HBOA HOLDINGS INC
filed 2003-08-15
CIK 1042463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER: 0-24977


                   KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    Florida                      65-1053546
            -------------------------         -----------------
         (State or Other Jurisdiction of      (I.R.S. Employer
         Incorporation or Organization)     Identification Number)

                         5200 NW 33rd Avenue, Suite 215
                            Ft. Lauderdale, FL 33309
                      ------------------------------------
          (Address of principal executive offices, including zip code)

                                 (954) 938-8010
                                ----------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

                  YES [X]  NO [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X ]


The number of issued and outstanding shares of the Registrant's Common Stock as of June 30, 2003 was 21,675,000.

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. & Subsidiaries
                           f/k/a/ HBOA Holdings, Inc.


                         PART I - FINANCIAL INFORMATION

                                                                                                               PAGE
                                                                                                               ----
Item 1.  Financial Statements:

                  Consolidated Balance Sheet as of June 30, 2003..................................................2

                  Consolidated Statements of Operations for the Six Months Ended June 30, 2003
                  and 2002........................................................................................4

                  Consolidated Statements of Changes in Stockholders' Equity......................................5

                  Consolidated Statements of Cash Flows for the Six Months Ended
                  June 30, 2003 and 2002..........................................................................6

                  Notes to Consolidated Financial Statements......................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................................................9

Item 3...Disclosure Controls and Procedures......................................................................19

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K........................................................................19

Signatures.......................................................................................................20

            KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. & Subsidiaries
                           f/k/a/ HBOA Holdings, Inc.

                       CONSOLIDATED BALANCE SHEET (Unaudited)
                                    June 30, 2003


                                       Assets


Current assets
  Cash                                                                  $ 31,472
  Accounts receivable                                                      4,513
  Prepaid expenses                                                       184,931
                                                                        --------
Total current assets                                                     220,916

Property and equipment, net                                               36,756

Intangible assets, net                                                    21,199

Other assets
  Deposits                                                                 7,960
  Investment in limited partnership - related party                      202,085
  Due from related party                                                   6,923
                                                                        --------
                                                                         216,968
                                                                        --------

                                                                        $495,839
                                                                        ========
                       See notes to financial statements.

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. & Subsidiaries
                           f/k/a/ HBOA Holdings, Inc.

                       CONSOLIDATED BALANCE SHEET (Unaudited)
                                    June 30, 2003


                        Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable                                                    $   111,668
Accrued expenses                                                         18,958
Accrued interest                                                         39,668
Deferred revenue                                                          6,048
Due to related parties                                                  570,000
Other current liabilities                                               237,750
                                                                    -----------
Total current liabilities                                               984,092


Stockholders' deficit
Preferred stock, no par value, 10,000,000
shares authorized; no shares issued and outstanding                          --
Common stock, $0.0005  par value, 25,000,000
shares authorized; 21,725,000 shares issued and
21,675,000 shares outstanding                                            10,862
Additional paid in capital                                            4,295,825
Accumulated Deficit                                                  (4,782,440)
                                                                    -----------
                                                                       (475,753)
Less: Treasury stock, 50,000 shares at cost                             (12,500)
                                                                    -----------
                                                                       (488,253)
                                                                    -----------

                                                                    $   495,839
                                                                    ===========

                       See notes to financial statements.

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. & Subsidiaries
                           f/k/a/ HBOA Holdings, Inc.

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                           Three months ended June 30,  Six months ended June 30,
                                                 2003        2002         2003         2002
                                              ---------    ---------    ---------    ---------
Income
Sales net of returns                          $  16,972    $   4,060    $  34,396    $   4,939
                                              ---------    ---------    ---------    ---------

                                                 16,972        4,060       34,396        4,939

Expenses
  Salaries                                       97,599       76,336      164,595      133,606
  Consulting                                     21,732        8,400       27,507        8,400
  Professional fees                              70,970       21,355       81,583       25,816
  Insurance                                      10,276        9,628       21,450       20,369
  Marketing and advertising                       4,630       17,368        9,662       20,849
  Rent                                            1,655        1,379        3,310        2,758
  Other general and administrative expenses      15,993       11,796       28,575       20,672
  Depreciation and amortization                  16,977       19,943       33,953       39,885
                                              ---------    ---------    ---------    ---------
                                                239,832      166,205      370,635      272,355

Other income (expense)
  Other income                                   40,000       37,200      100,516       44,650
  Interest expense                               (6,906)      (5,563)     (13,305)      (9,616)
                                              ---------    ---------    ---------    ---------

Net loss                                      $(189,766)   $(130,508)   $(249,028)   $(232,382)
                                              =========    =========    =========    =========

Loss per share
   Net loss per common share                  $  (0.009)   $  (0.006)   $  (0.011)   $  (0.011)
                                              =========    =========    =========    =========


                       See notes to financial statements.

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. & Subsidiaries
                           f/k/a/ HBOA Holdings, Inc.

     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)


                                                                                        Additional
                                                            Common Stock                  Paid in    Accumulated
                                                              Shares         Amount       Capital      Deficit
                                                            -----------   -----------   -----------   -----------
Balance January 1, 2003                                      21,725,000   $    10,862   $ 4,272,515   $(4,533,412)

Additional paid in capital contributed as rent                       --            --         3,310            --

Additional paid in capital contributed as salary                     --            --        20,000            --

Net loss                                                             --            --            --      (249,028)
                                                            -----------   -----------   -----------   -----------

Balance June 30, 2003 (unaudited)                            21,725,000   $    10,862   $ 4,295,825   $(4,782,440)
                                                            ===========   ===========   ===========   ===========

[RESTUBBED]

                                                            Treasury Stock
                                                               Shares         Amount          TOTAL
                                                             -----------    -----------    -----------
Balance January 1, 2003                                      $   (50,000)   $   (12,500)   $  (262,535)

Additional paid in capital contributed as rent                        --             --          3,310

Additional paid in capital contributed as salary                      --             --         20,000

Net loss                                                              --             --       (249,028)
                                                             -----------    -----------    -----------

Balance June 30, 2003 (unaudited)                                (50,000)   $   (12,500)   $  (488,253)
                                                             ===========    ===========    ===========

                       See notes to financial statements

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. & Subsidiaries
                           f/k/a/ HBOA Holdings, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                       Six months ended June 30,
                                                          2003         2002
                                                        ---------    ---------
Cash flows from operating activities:
  Net Loss                                               $(249,028)   $(232,382)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                               33,952       39,885
Capital contributed as rent                                  3,310        2,758
Capital contributed as salary                               20,000           --
(Increase) decrease in:
     Accounts receivable                                        --      (24,812)
     Other receivables                                          --       (5,457)
     Prepaid expenses                                     (181,078)          --
     Deposits                                                   20           --
Increase (decrease) in:
    Accounts payable                                        72,955       30,952
    Accrued expenses                                        19,188           --
    D eferred income                                       (24,606)        (825)
    Other Current Liabilities                              237,750           --
                                                         ---------    ---------

Net cash used in operating activities                      (67,537)    (189,881)
                                                         ---------    ---------


Cash flow from financing activities:
Proceeds from notes payable-related party                   80,000      188,000
Web design acquisition                                         (70)          --
                                                         ---------    ---------

Net cash provided by financing activities                   79,930      188,000
                                                         ---------    ---------

Net (decrease) increase in cash                             12,393       (1,881)

Cash, beginning of the period                               19,079        5,046
                                                         ---------    ---------

Cash, end of the period                                  $  31,472    $   3,165
                                                         =========    =========


Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest                                             $      94    $     153
                                                         =========    =========


                       See notes to financial statements.

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. & Subsidiaries
                           f/k/a/ HBOA Holdings, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2003

NOTE 1 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the audited financial statements for Kirshner Entertainment & Technologies, Inc. f/k/a HBOA Holdings, Inc. (the "Company") for the fiscal year ended December 31, 2002, which are included in its Annual Report on Form 10- KSB and Annual Report on 10-KSB/A for fiscal 2002.

In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the six month period ended June 30, 2003 are not necessarily indicative of operating results to be expected for a full year.

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

Effective as of July 18, 2003, the Company changed its name from HBOA Holdings, Inc. to Kirshner Entertainment & Technologies, Inc. and increased its authorized common stock from 25 million shares to 150 million shares. These changes were approved by the Company's Board of Directors and a majority of the Company's shareholders effective as of June 9, 2003. The Company filed a definitive information statement with the Securities and Exchange Commission on June 23, 2003 pursuant to Section 14C of the Exchange Act.

NOTE 2 - NOTES PAYABLE RELATED PARTY

Consists of several notes payable, all to a related party and with no specified rate of interest and due on demand.

NOTE 3 -  RELATED PARTY TRANSACTIONS

On June 5, 2002 the Company entered into a consulting agreement with a related party to provide technical and network support, marketing and operating services for $5,000 per week. The total amount of services provided at June 30, 2003 amounted to $40,000. In addition, the Company has receivables at June 30, 2003 from the same related party totaling $6,923. This loan occurred during the ordinary course of business, bearing no interest, and due on demand. In the opinion of management, this loan does not bear more than normal credit risk, nor other unfavorable areas of concern.

At June 30, 2003, amounts due to the same related party totaled $570,000. See
Note 4.

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. & Subsidiaries
                           f/k/a/ HBOA Holdings, Inc.

                  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SUBSEQUENT EVENTS

The Company entered into agreements to purchase two businesses: LexSys Software Corp., effective as of June 5, 2003 and PARIS Health Services, LLC, effective as of June 9, 2003. Both of these acquisitions were scheduled to close on or before July 15, 2003, but the Company extended the closing date on these acquisitions until October 15, 2003.

Effective as of July 24, 2003, Dundas Systems, Inc. agreed to convert its $570,000 loan into equity of the Company at a conversion price of 7.4 cents per share. The Company issued 7,702,702 shares of its common stock to Dundas Systems in this conversion and the Company's $570,000 debt to Dundas Systems was extinguished as of July 24, 2003.

On July 24, 2003, the Company closed a private offering in which it sold 2,377,500 shares of its common stock to eight investors at an offering price of $.10 per share.

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

OVERVIEW

         We currently have two divisions: (1) our Entertainment Division and (2) our Technology Division. Our Technology Division consists of two businesses - our PARIS Health Services Health, Ltd. business and our Aerisys business.

ENTERTAINMENT DIVISION

         We formed our entertainment division in June 2003. On June 6, 2003, we entered into an employment agreement with Don Kirshner to serve as the President of our Entertainment Division. Mr. Kirshner has a long-track record of discovering new talent in the music industry. Mr. Kirshner was the head of Columbia Screen Gems Music and was further distinguished by having his name placed ahead of two major entertainment conglomerates when he was the head of Kirshner/CBS Music and Kirshner/Warner Music International.

         Our Entertainment Division is establishing a record label and is actively searching for talent to sign to the label. We would like to sign 3 artists before the end of December. We are currently negotiating with two musical groups that have well-established track records in the music industry and one new musical group. There can be no assurances that we will sign any of these groups prior to the end of the year.

         We are also launching the Don Kirshner Golden Ear Talent Search. Our first event is scheduled to take place in Cleveland, Ohio on December 6, 2003. Don Kirshner will be one of the judges and we will also have a number of number of well-recognized recording stars and writers as judges. The winner of the Don Kirshner talent search will receive a recording contract on the Kirshner record label and a $10,000 first prize. We anticipate that we will begin a large scale media campaign in Cleveland, Ohio in October 2003.

TECHNOLOGY DIVISION

          As of June 30, 2003, we own a 20.68% interest in PARIS Health Services, Ltd. PARIS Health Services provides two healthcare process services. One service is focused on assisting hospitals in obtaining the pre-authorization approvals from insurance providers before they perform certain medical procedures. We refer to the procedure authorization routing interface system as the PARIS Outsource system. The other service is a web-based application, which assist companies in managing compliance with the HIPAA regulations as defined by the United States Department of Health and Human Services.

PROPOSED ACQUISITIONS

         We entered into agreements to purchase two businesses: LexSys Software Corp. ("LexSys"), effective as of June 5, 2003 and PARIS Health Services, LLC ("PARIS"), effective as of June 9, 2003. LexSys is a technology and software company and PARIS is a healthcare process solution company. Both of these acquisitions were scheduled to close on or before July 15, 2003, but we extended the closing date on these acquisitions until October 15, 2003.

RESULTS OF OPERATIONS

          Sales, net of returns, were $16,972 and $34,396 during the three and six months ended June 30, 2003 compared to $4,060 and $4,939 during the three and six months ended June 30, 2002. Sales consisted primarily of sales of the Aerisys Intelligent Community to schools and approximately $12,000 of these sales were generated from revenues that had been deferred.

         Expenses were $239,832 and $370,635 during the three and six months ended June 30, 2003 and $166,205 and $272,355 during the three and six months ended June 30, 2002. The expenses that increased the most during the three months ended June 31, 2003 compared with the prior period in fiscal 2002 were
(i) salaries, which increased by $21,263, (2) consulting expenses, which increased by $13,332, and (3) professional fees, which increased by $49,615. Salaries increased because Mr. Kirshner joined our company in the second quarter. Mr. Kirshner received an initial salary payment of $150,000 in June 2003. Because Mr. Kirshner has not rendered all services required during his first year of employment, we have accrued a portion of the payments that he has received as a prepaid expense. We had additional need for consulting services during the second quarter of fiscal 2003, because we were exploring the proposed acquisitions of PARIS, LexSys and other business ventures. Professional fees increased due to the increased legal and accounting fees related to our acquisitions of PARIS and LexSys.

            We earned other income of $40,000 during the three months ended June 30, 2003 from services rendered our consulting agreement with Dundas Systems, a company wholly-owned by Gary Verdier, our Chairman. We generated other income of $37,200 during the three months ended June 30, 2002, of which $15,000 consisted of services rendered under the consulting agreement with Dundas and $22,200 from services that our company provided to the PARIS Partnership, an affiliated company.

         As a result of the forgoing, our net loss was $189,766 and $249,028 for the three and six months ended June 30, 2003 compared with a net loss of $130,508 and $232,382 for the three and six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2003, we had cash on hand of $31,472. We expect that our cash on hand as of August 14, 2003, will allow us to meet our working capital requirements for the next month. We are presently exploring other options to raise additional capital for KEI, in the form of debt or equity financing. In order to decrease our liabilities, Gary Verdier agreed to convert his $570,000 on debt into equity at a price of 7.4 cents per share, effective as of July 24, 2003. We agreed to issue 7,702,702 shares of our common stock to Mr. Verdier and the $570,000 in debt was extinguished.

         Our capital requirements have been and will continue to be significant due to, among other things, our expenses to develop our Entertainment and Technology Divisions. At the present time, we do not have any extensive capital commitments, however, we plan on making advertising expenditures in connection with our Entertainment Division. Additionally, if we complete the acquisitions of LexSys and PARIS, we will have to fund the operating requirements of those businesses. At this time, we are not able to estimate the costs of providing these services. We do not plan on making any new purchases of plant or equipment or hiring any additional employees during the next 12 month period.

         During the six months ended June 30, 2003, we used $67,537 in operating activities and received $80,000 in financing as a result of a loan from Gary Verdier, our founder, Chairman and President. We did not use any funds in investing activities.

RISK FACTORS

         In evaluating our business, the following risk factors should be considered:

OUR CAPITAL REQUIREMENTS ARE EXTENSIVE AND THERE ARE NO ASSURANCES THAT WE CAN FIND ADDITIONAL FINANCING

         Our capital requirements have been and will continue to be significant due to, among other things, our expenses to develop our Entertainment and Technology Divisions. As of June 30, 2003, we had cash on hand of $31,472. During the second quarter of 2003, our founder, Gary Verdier advanced $80,000 to our company. We are currently exploring various forms of financing, including but not limited sales of additional debt or equity securities (or a combination thereof) in future public or private offerings or obtaining loans from third parties. However, there can be no assurance that any such financing will in fact be available to us when needed or upon terms acceptable to us.

OUR METHODS OF GENERATING REVENUE ARE RELATIVELY NEW AND LARGELY UNTESTED AND WE PROBABLY WILL NOT GENERATE SIGNIFICANT REVENUES IN FISCAL 2003

         During 2003, we hope to generate revenues from our Entertainment and Technology Divisions. However, at this time, it is difficult to predict the amount of revenues that will be generated by each division.

Entertainment Division

         We are new in the entertainment field and do not know if any of our projects will be profitable. There is a great deal of competition among record companies to sign new artists and we are not certain that we will be able to locate and find talent for our record label. In addition to developing a recording label, our Entertainment Division is considering other projects, including but not limited to a talent search. We are not certain if this or other projects will be profitable.

Technology Division

         Our Technology Division intends to generate revenues by selling the Aerisys Intelligent Community(TM) to private and parochial schools. As of June 30, 2003, we had contracts with five private schools and had sales meetings with other schools. However, there can be no assurances that we will be able to obtain contracts to provide services at other schools or that we will generate revenues from our current school contracts.

            At the present time, we own a 20.68% limited partnership interest in PARIS Health Services and will receive income from this investment, when and if distributions are made. We intend to generate revenues from the PARIS Division by (i) securing long-term contracts with hospitals to provide outsourcing services to assist hospitals in obtaining authorizations for healthcare procedures and (ii) by identifying customers for our HIPAA Compliance Program. However, we can not assure you these businesses will be successful.

GROWTH AND ACQUISITIONS RISKS

            We intend to acquire two businesses: PARIS Ltd., a company that provides healthcare process solutions and LexSys Software Corp., a software and technology company. We expect to complete these acquisitions on or before October 15, 2003. We cannot predict the likelihood of these material acquisitions being completed in the future. We also cannot assure you that these acquisitions will be profitable or that they will achieve sales and profitability that justify the investment. Acquisitions involve a number of special risks, including adverse effects on reported operating results, diversion of management's attention, dependence on retention and hiring of key personnel, risks associated with unanticipated problems or legal liabilities, some or all of which could have a material adverse effect on our operations and financial performance.

            Our expansion of operations, whether through acquisitions or internal growth, may place substantial burdens on our management resources and financial controls. The increased burden on our management resources and financial controls may have an adverse effect on our operations.

WE HAVE A HISTORY OF OPERATING LOSSES, A GOING CONCERN QUALIFICATION AND EXPECT TO INCUR FUTURE LOSSES

         We have a net loss of $189,766 and $249,028 during the three and six months ended June 30, 2003 compared to a net loss for $130,508 and $232,382 for the three and six months ended June 30, 2002. The footnotes to our financial statements for the twelve months ended December 31, 2002 include an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern, which may make it more difficult for us to raise additional capital. We do not anticipate that we will earn a profit, during the 2003 fiscal year, due, in part to start up costs associated with developing our Entertainment and Technology Divisions. Furthermore, there can be no assurances that our business strategy will enable us to achieve profitable operations in the future.

THE MARKETS SERVED BY OUR TECHNOLOGY DIVISION ARE HIGHLY COMPETITIVE AND MANY OF OUR COMPETITORS HAVE MUCH GREATER RESOURCES

Arises Intelligent Community

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

THE GROWTH IN DEMAND FOR OUR AERISYS INTELLIGENT COMMUNITIES(TM)IS HIGHLY UNCERTAIN

         As of June 30, 2003, we have signed contracts with five schools. We plan on pursuing an aggressive marketing and sale campaign during the upcoming months with private and parochial schools. However, it is difficult to predict if any additional schools will want to purchase our product. The market for providing private, branded intranets to K-12 schools is competitive. It is unclear if we will be able to distinguish ourselves from our competitors.

WE FACE RISKS RELATED TO INTELLECTUAL PROPERTY RIGHTS.

         Our success in our Technology Division depends on its internally developed technologies and other intellectual property. We believe our Aerisys Intelligent Community for Schools and the software for the PARIS Division is proprietary and the software. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use its intellectual property or trade secrets without authorization. In addition, it is possible that others may independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer.

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

         The success of our Aerisys Intelligent Community(TM) depends on the adoption of Internet-based business software solutions BY schools. Our business could suffer dramatically if Internet-based solutions are not accepted or perceived to be effective. The growth of Internet-based business software solutions could also be limited by:

         - concerns over transaction security and user privacy;

         - inadequate network infrastructure for the entire Internet; and

         - inconsistent performance of the Internet.

         We cannot be certain that this market will continue to grow or to grow at the rate we anticipated.

DEPENDENCE ON KEY PERSONNEL

         We will be dependent upon the services of its executive officers, principal employees and consultants (particularly Gary Verdier and Donald Kirshner,) for management of KEI and implementation of our business strategy. The loss of services of Mr. Verdier or Mr. Kirshner, could have a material adverse effect on our business operations, financial conditions and results of operations. If our operations expand, we will be dependent upon its ability to attract and retain additional qualified employees and consultants. There can be no assurances that the demands placed on our personnel by the growth of our business and the need for close monitoring of its operations and financial performance through appropriate and reliable administrative and accounting procedures and controls will be met, or that we will manage its growth successfully; the failure to do so could have a material adverse effect on our business, financial condition and results of operations. There is significant competition for qualified personnel, and there can be no assurances that we will be successful in recruiting, retaining or training the management personnel it requires.

MANAGEMENT OF GROWTH

         During 2003, we expect to have significant growth (principally as a result of our Entertainment Division and our Technology Division) and this growth will require us to make significant additions in personnel and increase it working capital requirements. Such growth will result in new and increased responsibilities for management personnel and has placed and continues to place a significant strain upon our management, operating and financial systems and other resources. There can not be any assurances that we will be able to attract or retain sufficient personnel to continue the planned expansion of its operations. Also crucial to our success in managing our growth will be our ability to achieve economies of scale, such as enhanced purchasing power, the ability to purchase a higher percentage of products on credit and the ability to obtain products, which we might not otherwise be able to obtain. There can be no assurance that we will be able to achieve such economies of scale and the failure to do so could have a material adverse effect on our financial condition and results of operations. Although we have experienced significant sales growth, such growth may not be indicative of future sales growth.

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

OUR LIABILITY FOR INFORMATION RETRIEVED FROM THE WEB

         Because users of our web sites for our Intelligent Communities(TM) and our KEI web site may distribute our content to otherS, third parties might use us for defamation, negligence, copyright or trademark infringement, personal injury or other matters. These types of claims have been brought, sometimes successfully, against online services in the past. Others could also sue us for the content that is accessible from our web site through links to other web sites or through content and materials that may be posed by members in chat rooms or bulletin boards. We also intend to offer e-mail services on our Intelligent Community(TM) and KEI web siteS, which may subject us to potential risks, such as liabilities or claims resulting from unsolicited e-mail (spamming), lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service.

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

RELIABILITY OF WEB SITES AND TECHNOLOGY; RISK OF CAPACITY CONSTRAINTS

         The performance, reliability and availability of our web sites, systems and network infrastructure will be critical to our business and our ability to promote our business for our Intelligent Communities(TM) and other web sites associated with our businesS. Our web sites are hosted by a server owned and operated by a third party, limiting the extent to which we will have control over, or the ability to cure, technical problems, which may arise. Any systems problems that result in the unavailability of our web sites or interruption of information or access of information to members through the web sites would diminish their effectiveness as a means of promoting our business.

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

SECURITY RISKS

         A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our Internet operations. We may be required to expend significant capital and resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Consumer concern over Internet security has been, and could continue to be, a barrier to commercial activities requiring consumers to send their credit card information over the Internet. Computer viruses, break-ins, or other security problems could lead to misappropriation of proprietary information and interruptions, delays, or cessation in service to our Aerisys Intelligent Community(TM) customers or KEI customers. Moreover, until more comprehensiVE security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet as a communication and merchandising medium.

GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES

         We are not currently subject to direct federal, state, or local regulation, and laws or regulations applicable to access to or commerce on the Internet, other than regulations applicable to businesses generally. Due to the increasing popularity and use of the Internet and other online services, however, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, "indecent" materials, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use, which in turn could decrease the demand for KEI's products and services or increase the cost of doing business or in some other manner have a material adverse effect on KEI's business, results of operations, and financial condition. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity, and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. KEI does not believe that such regulations, which were adopted prior to the advent of the Internet, govern the operations of KEI's business nor have any claims been filed by any state implying that KEI is subject to such legislation. There can be no assurance, however, that a state will not attempt to impose these regulations upon KEI in the future or that such imposition will not have a material adverse effect on KEI's business, results of operations, and financial condition.

         Several states have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace that could reduce demand for the services of KEI of increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on KEI's business, results of operations, and financial condition. In addition, because KEI's services are accessible worldwide, and KEI facilitates sales of goods to users worldwide, other jurisdictions may claim that KEI is required to qualify to do business as a foreign corporation in a particular state or foreign country. KEI is qualified to do business in Florida, and failure by KEI to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject KEI to taxes and penalties for the failure to quality and could result in the inability of KEI to enforce contracts in such jurisdictions. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to KEI's business, could have a material adverse effect on KEI's business, results of operations, and financial condition.

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

ADDITIONAL SHARES ELIGIBLE FOR FUTURE SALE

         As of August 1, 2003, our Articles of Incorporation authorize the issuance of up to 150 million shares of Common Stock and 10 million shares of preferred stock. As of June 30, 2003, we had 21,675 ,000 shares of our common stock issued and outstanding. The issuance of additional shares of KEI's common stock or preferred stock is solely within the discretion of KEI's Board of Directors. The issuance of a substantial number of additional shares of common stock in connection with the further development of KEI's business and such additional issuances may result in dilution to the purchasers in this Offering.

NO DIVIDENDS

         We anticipate that earnings, if any, will be retained for the development of its business and will not be distributed to shareholders as cash dividends. The declaration and payment of cash dividends, if any, at some future time will depend upon our results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or senior securities and any other factors deemed relevant by KEI's Board of Directors. The declaration and payment of cash dividends, if at all, by KEI will be at the discretion of the Board of Directors.

INVESTMENT RISKS

         No representation can be made regarding the future operations or profitability or the amount of any future revenues, income or loss of KEI. The success of KEI will be subject to many factors beyond the control of KEI, such as general economic conditions, competition, and general conditions in the home based business market. Prospective investors should be aware that they could lose their entire investment in KEI. Even if KEI is successful in its operations, there can be no assurance that investors will receive any cash dividend or derive a profit or benefit from their investment. .

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


                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.    Exhibits

2.1 Amendment effective as of July 15, 2003 to the Purchase and Sale Agreement dated as of May 9, 2003 by and between KEI Holdings, Inc. and E-Z auth. Management Co., the general partner of PARIS Health Services, Ltd.

2.2 Amendment effective as of July 15, 2003 to the Acquisition Agreement dated as of June 5, 2003 between KEI Holdings, Inc. and LexSys Software Corp.

3.1 Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on July 18, 2003

31.1 Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 Certifying Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 Certifying Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

B. Reports on Form 8-K The Company filed a Report on Form 8-K on May 6, 2003 reporting information contained in Item 2 and Item 7 of Form 8-K. The Company filed a Report on Form 8-K on May 7, 2003 containing information contained in Item 5 of Form 8-K. The Company filed a Report on Form 8-K on June 11, 2003 containing information contained in Items 2 and 7 of Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:August 14, 2003         KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC.

                             By /s/ Harvey Judkowitz
                                ----------------------------
                                Harvey Judkowitz
                                Chief Financial Officer
                                (Duly Authorized Officer and
                                Principal Financial Officer)

                                 EXHIBIT INDEX


2.1 Amendment effective as of July 15, 2003 to the Purchase and Sale Agreement dated as of May 9, 2003 by and between KEI Holdings, Inc. and E-Z auth. Management Co., the general partner of PARIS Health Services, Ltd.

2.2 Amendment effective as of July 15, 2003 to the Acquisition Agreement dated as of June 5, 2003 between KEI Holdings, Inc. and LexSys Software Corp.

3.1 Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on July 18, 2003

31.1 Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 Certifying Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 Certifying Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 Certifying Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act