Form 10QSB
period 2003-09-30
KIRSHNER ENTERTAINMENT & TECHNOLOGIES INC
filed 2003-12-08
CIK 1042463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER: 0-24977


                   KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC.
                   -------------------------------------------
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [ ] NO [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

         The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of September 30, 2003 was 24,125,000 (does not include 1,775,359 shares which were issued, but are being held in escrow).

               Kirshner Entertainment & Technologies, Inc., f/k/a
                               HBOA Holdings, Inc.
                         PART I - FINANCIAL INFORMATION

                                                                        PAGE
                                                                        ----
Item 1.  Financial Statements:

           Consolidated Balance Sheet as of September 30, 2003.............2

           Consolidated Statements of Operations for the Nine Months
           Ended September 30, 2003 and 2002...............................4

           Consolidated Statements of Changes in Stockholders' Equity......5

           Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 2003 and 2002...............................6

           Notes to Consolidated Financial Statements......................7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................9

Item 3   Disclosure Controls and Procedures...............................17

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................18

Signatures................................................................19

Item 1. - Financial Statements

          KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                               September 30, 2003


                                     Assets


Current assets
  Cash                                                   $ 41,530
  Accounts receivable                                      43,836
  Prepaid expenses                                        130,373
                                                         --------
Total current assets                                      215,739

Property and equipment, net                                33,263

Intangible assets, net                                      7,645

Other assets
  Deposits                                                  7,980
  Investment in Limited partnership - related party       202,085
                                                         --------
                                                          210,065
                                                         --------

                                                         $466,712
                                                         ========

                       See notes to financial statements.

          KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                               September 30, 2003


                         Liabilities and Stockholders' Equity

Current liabilities
Accounts payable                                                   $   101,379
Accrued expenses                                                         6,462
Accrued interest                                                        40,217
Deferred revenue                                                        36,935
   Due to related parties                                               83,645
                                                                   -----------
Total current liabilities                                              268,638
                                                                   -----------


Stockholders' equity
Preferred stock, no par value, 10,000,000
shares authorized; no shares issued and outstanding                         --
Common stock, $0.0005  par value, 150,000,000
shares authorized; 24,125,000 shares issued and
24,075,000 shares outstanding                                           12,037
Additional paid in capital                                           4,541,305
Accumulated Deficit                                                 (5,340,518)
   Common stock to be issued                                           997,750
                                                                   -----------
                                                                       210,574
Less: Treasury stock, 50,000 shares at cost                            (12,500)
                                                                   -----------
                                                                       198,074
                                                                   -----------

                                                                   $   466,712
                                                                   ===========
                       See notes to financial statements.

          KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                                   Three months ended September 30,     Nine months ended September 30,
                                                       2003               2002               2003               2002
                                                    ---------          ---------          ---------          ---------
Income
Sales net of returns                                $  13,948          $  22,221          $  48,103          $  26,873
                                                    ---------          ---------          ---------          ---------

                                                       13,948             22,221             48,103             26,873

Expenses
  Salaries                                            228,732             70,731            393,327            204,337
  Consulting                                            4,889              1,588             32,396              9,988
  Professional fees                                   264,829             13,917            346,412             39,733
  Insurance                                            16,260             10,739             37,710             31,107
  Marketing and advertising                             2,640             10,867             12,302             31,716
  Rent                                                  3,469              1,379              6,779              4,137
  Other general and administrative expenses            26,752              9,177             55,086             29,562
  Depreciation and amortization                        16,977             19,943             50,930             59,828
                                                    ---------          ---------          ---------          ---------
                                                      564,548            138,341            934,942            410,408
                                                    ---------          ---------          ---------          ---------

Loss form operations                                 (550,600)          (116,120)          (886,839)          (383,535)

Other income
  Other income                                             --             73,700            100,516            118,350
  Interest expense                                     (7,478)            (6,170)           (20,783)           (15,786)
                                                    ---------          ---------          ---------          ---------

Net loss                                            $(558,078)         $ (48,590)         $(807,106)         $(280,971)
                                                    =========          =========          =========          =========

Loss per share
   Net loss per common share                        $  (0.024)         $  (0.002)         $  (0.037)         $  (0.013)
                                                    =========          =========          =========          =========

                       See notes to financial statements.

          KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)



                                                                               Additional
                                                   Common Stock                  Paid in     Accumulated    Common Stock
                                                      Shares        Amount       Capital        Deficit     to be Issued
                                                  -------------------------------------------------------------------------


Balance January 1, 2003                             21,725,000   $    10,862   $ 4,272,515   $(4,533,412)   $        --

Additional paid in capital contributed as rent              --            --         4,965            --             --

Additional paid in capital contributed as salary            --            --        30,000            --             --

Common stock issued for services                     2,350,000         1,175       233,825            --             --

Obligation to issue common stock                            --            --            --            --        997,750

Net loss                                                    --            --            --      (807,106)            --


Balance September 30, 2003                          24,075,000   $    12,037   $ 4,541,305   $(5,340,518)   $   997,750

[RESTUB]


                                                      Treasury Stock
                                                   Shares       Amount         TOTAL
                                                  -------------------------------------


Balance January 1, 2003                           (50,000)   $   (12,500)   $  (262,535)

Additional paid in capital contributed as rent         --             --          4,965

Additional paid in capital contributed as salary       --             --         30,000

Common stock issued for services                       --             --        235,000

Obligation to issue common stock                       --             --        997,750

Net loss                                               --             --       (807,106)
                                                                            -----------

Balance September 30, 2003                        (50,000)   $   (12,500)   $   198,074

                       See notes to financial statements.

          KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                       Nine months ended September 30,
                                                              2003         2002
                                                           ---------    ---------
Cash flows from operating activities:
  Net Loss                                                 $(807,106)   $(280,971)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                 50,929       59,828
Common stock issued for services                             235,000           --
(Increase) decrease in:
     Accounts receivable                                     (39,323)          --
     Other receivables                                            --      (15,325)
     Prepaid expenses                                       (126,519)      (2,010)
     Other assets                                              6,923           --
Increase in:
    Accounts payable and accrued expenses                     29,689       25,373
    Deferred income                                            6,281       12,635
    Accrued interest                                          40,217           --
                                                           ---------    ---------

Net cash used in operating activities                       (603,909)    (200,470)
                                                           ---------    ---------


Cash flow from financing activities:
   Capital contributed                                        34,965        4,137
Proceeds from notes payable-related party                    163,645      208,000
Proceeds from common stock to be issued                      427,750           --
                                                           ---------    ---------
Net cash provided by financing activities                    626,360      212,137
                                                           ---------    ---------

Net increase in cash                                          22,451       11,667

Cash, beginning of the period                                 19,079        5,046
                                                           ---------    ---------

Cash, end of the period                                    $  41,530    $  16,713
                                                           =========    =========


Supplemental disclosures of cash flow information:
--------------------------------------------------

  Cash paid during the period for:
    Interest                                               $      --    $     669
                                                           =========    =========

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

In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the six month period ended September 30, 2003 are not necessarily indicative of operating results to be expected for a full year.

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

NOTE 2 - GOING CONCERN

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


NOTE 3 - STOCKHOLDER'S EQUITY

The Company has obligations to issue 12,031,553 shares of common stock pursuant to two private placements, a principal shareholder's conversion of debt into equity and consulting obligations and is in the process of issuing such shares. As of the date of these financial statements, the Company is working with the transfer agent to properly record the issuance of these shares and expects to record this activity in the fourth quarter. As of September 30, 2003, the Company has recorded $997,750 to equity for the issuance of such shares.

The obligations to issue shares arise from the following transactions:

Effective as of July 24, 2003, Dundas Systems, Inc. agreed to convert its $570,000 loan into equity of the Company at a conversion price of 7.4 cents per share. As of December 8, 2003, the Company has not issued 7,702,702 shares of its common stock to Dundas Systems in this conversion .

On July 24, 2003, the Company closed a private offering in which it sold 2,377,500 shares of its common stock to eight investors at an offering price of $.10 per share. The Company issued stock certificates to these investors on October 7, 2003.

On September 5, 2003, the Company sold 1,351,351 shares of its common stock to five investors in a private offering at a price of $.074 per share. The Company issued stock certificates to these investors on October 30, 2003.


NOTE 4 - SUBSEQUENT EVENTS

The Company entered into agreements to purchase two businesses: LexSys Software Corp., effective as of June 5, 2003 and PARIS Health Services, LLC, effective as of June 9, 2003. Both of these acquisitions were scheduled to close on or before October 15, 2003, but the Company decided to terminate its agreements to purchase each of these businesses. The Company and each of LexSys and PARIS verbally agreed to the termination on October 15, 2003.

ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

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

OVERVIEW

         We currently have two divisions: (1) our Entertainment Division and (2) our Technology Division. Our Technology Division consists of two businesses - our Aerisys business are our 20.68% partnership interest in PARIS Health Services Health, Ltd.

ENTERTAINMENT DIVISION

         We formed our entertainment division in June 2003. We hired Donald Kirshner as our Chief Executive Officer in May 2003. Mr. Kirshner resigned as Chief Executive Officer on October 7, 2003. We are currently searching for a new Chief Executive Office to run our entertainment division. In September 2003, we interviewed a well -known record producer. We will continue negotiations with this individual and consider other candidates as well. Until we select a Chief Executive Officer, we do not plan on pursuing any entertainment related projects.

TECHNOLOGY DIVISION

          As of September 30, 2003, we own a 20.68% interest in PARIS Health Services, Ltd. ("PARIS"), which provides two healthcare process services. One service is a web-based application, which assists companies in managing compliance with the HIPAA regulations as defined by the United States Department of Health and Human Services. As of December 1, 2003, PARIS has 23 customers, all of whom are in the health care industry.

         The other service is focused on assisting hospitals in obtaining the pre-authorization approvals from insurance providers before they perform certain medical procedures. The procedure authorization routing interface system is sometimes referred to as the PARIS Outsource system. Originally, PARIS had planned on running the PARIS outservice system for each hospital, but revised this strategy. PARIS intend to market the software that completes the authorization and eligibility procedures to hospitals for a one time fee, plus an annual maintenance contract.

PROPOSED ACQUISITIONS - TERMINATED

         We entered into agreements to purchase two businesses: LexSys Software Corp. ("LexSys"), effective as of June 5, 2003 and PARIS, effective as of June 9, 2003. LexSys is a technology and software company and PARIS is a healthcare process solution company. Both of these closings were scheduled to take place on October 15, 2003. Based on our inability to obtain financing for these acquisitions, we verbally agreed to terminate these acquisitions with each of LexSys and PARIS on October 15, 2003. We may consider these acquisitions at a later date, but at the present time, we have decided to stop considering these acquisitions

RESULTS OF OPERATIONS

          Sales, net of returns, were $13,948 and $48,103 during the three and nine months ended September 30, 2003 compared to $22,221 and $26,873 during the three and nine months ended September 30, 2002. Substantially all of these sales were generated from sales of the Aerisys Intelligent Community to schools. Approximately $7,000 of the $13,948 in sales for the three months ended September 30, 2003 and $22,000 of the $48,103 in the nine months ended September 30, 2003 represent revenue that has been deferred.

         Expenses were $564,548 and $934,942 during the three and nine months ended September 30, 2003 and $138,341 and $410,408 during the three and nine months ended September 30, 2002. The expenses that increased the most during the three months ended September 30, 2003 compared with the prior period in fiscal 2002 were (i) salaries, which increased by $158,002, (2) professional fees, which increased by $250,912 and (iii) other general and administrative expenses increased by $17,575. Salaries increased because of payments made to Mr. Kirshner during this time period. Because Mr. Kirshner has not rendered all services required during his first year of employment, we have accrued a portion of the payments that he has received as a prepaid expense.

         As a result of the foregoing, our loss from operations was $550,600 and $886,839 for the three and nine months ended September 30, 2003, respectively, compared with a loss from operations of $116,120 and $383,535 for the three and nine months ended September 30, 2003, respectively.

         We did not generate other income during the three months ended September 30, 2003 because we do not have any transaction with any affiliated parties. During the three months ended September 30, 2002, we generated other income of $73,700 from services rendered to related parties. We generated $100,516 of other income during the nine months ended September 30, 2003 because we had transactions with related parties during the first six months of fiscal 2003. During the nine months ended September 30, 2002, we received consulting fees of $65,000 from Dundas Systems, a company owned by Gary Verdier, our President, and $8,700 in fees for services rendered to PARIS, an affiliated party.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2003, we had cash on hand of $41,530. Because there is limited capital, we may not be able to continue our business operations and are actively searching for other sources of capital.

         Our capital requirements have been and will continue to be significant due to, among other things, the expenses that we need to incur to develop our Entertainment and Technology Divisions. At the present time, we do not have any extensive capital commitments. We only have normal operating business costs, which consist of (i) salaries to employees, (ii) consulting fees, and (iii) fees to our lawyers and accountants. We do not plan on making any new purchases of plant or equipment or hiring any additional employees during the next 12 month period.

         During the nine months ended September 30, 2003, we used $603,909 in operating activities and received $626360 in financing as a result of a loan from Gary Verdier, our founder, Chairman and President. We did not use any funds in investing activities.

RISK FACTORS

         In evaluating our business, the following risk factors should be considered:

WE HAVE SIGNIFICANT WORKING CAPITAL NEEDS AND IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, WHEN NEEDED, WE MAY NOT HAVE SUFFICIENT CASH FLOW TO RUN OUR BUSINESS

        As of September 30, 2003, we had cash on hand of $41,530. During the past five years, Mr. Verdier, our Chairman and founder, has advanced an aggregate of $653,645 to us. However, Mr. Verdier has stated that he will no longer continue to fund our business and if we can not locate other sources of capital, we may not be able to continue our business. If we do not have sufficient cash on hand, we may be required to file a petition for Chapter 11 or enter into some liquidation or reorganization proceeding.

OUR METHODS OF GENERATING REVENUE ARE RELATIVELY NEW AND LARGELY UNTESTED AND WE PROBABLY WILL NOT GENERATE SIGNIFICANT REVENUES IN FISCAL 2003

         During 2003, we hope to generate revenues from our Entertainment and Technology Divisions. However, at this time, it is difficult to predict the amount of revenues that will be generated by each division.

Entertainment Division

         We are new in the entertainment field and do not know if any of our projects will be profitable. We will not commence any projects until we hire a Chief Executive Officer.

Technology Division

         Our Technology Division has generated revenues by selling the Aerisys Intelligent Community(TM) to private and parochial schools. As of September 30, 2003, we had contracts with five private schools. However, there can be no assurances that we will continue to generate revenues from our current school contracts.

            At the present time, we own a 20.68% limited partnership interest in PARIS Health Services and will receive income from this investment, when and if distributions are made. We intend to generate revenues from the PARIS Division by (i) by identifying customers for our HIPAA Compliance Program and (ii) selling our authorization software to hospitals. However, we can not assure you these businesses will be successful.

WE HAVE A HISTORY OF OPERATING LOSSES, A GOING CONCERN QUALIFICATION AND EXPECT TO INCUR FUTURE LOSSES

         We have a net loss of $550,600 and $886,839 during the three and nine months ended September 30, 2003 compared to a net loss of $116,120 and $ 385,535 for the three and nine months ended September 30, 2002. The footnotes to our financial statements for the twelve months ended December 31, 2002 include an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern, which may make it more difficult for us to raise additional capital. We do not anticipate that we will earn a profit, during the 2003 fiscal year, due, in part to start up costs associated with developing our Entertainment and Technology Divisions. Furthermore, there can be no assurances that our business strategy will enable us to achieve profitable operations in the future.

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

PARIS Division
         We know that many other companies offer HIPAA compliance services and software for eligibility authorizations. Many of these companies have greater financial, technical product development and market resources and greater name recognition. As such, we do not know if we will successful in competing against these other businesses.

THE GROWTH IN DEMAND FOR OUR AERISYS INTELLIGENT COMMUNITIES(TM)IS HIGHLY UNCERTAIN

         As of September 30, 2003, we have signed contracts with five schools. We plan on pursuing an aggressive marketing and sale campaign during the upcoming months with private and parochial schools. However, it is difficult to predict if any additional schools will want to purchase our product. The market for providing private, branded intranets to K-12 schools is competitive. It is unclear if we will be able to distinguish ourselves from our competitors.

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

ADDITIONAL SHARES ELIGIBLE FOR FUTURE SALE

         As of September 30, 2003, our Articles of Incorporation authorize the issuance of up to 150 million shares of Common Stock and 10 million shares of preferred stock. As of September 30, 2003, we had 24,125,000 shares of our common stock issued and 24,075,000 shares outstanding. The issuance of additional shares of KEI's common stock or preferred stock is solely within the discretion of KEI's Board of Directors. The issuance of a substantial number of additional shares of common stock in connection with the further development of KEI's business and such additional issuances may result in dilution to the purchasers in this Offering.

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


ITEM 3. - CONTROLS AND PROCEDURES

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

(a) Not Applicable.

(b) Not Applicable

(c) On July 25, 2003, we issued 1,450,000 shares of our common stock to Steven Silbert for services that he had rendered to us as a consultant. Mr. Silbert advised us on our acquisitions of LexSys Software Corp. and Paris Health Services, LLC and also helped our company to develop its business strategy. Mr. Silbert has worked with our company over a period of years and has comprehensive information about our company. The shares issued to Mr. Silbert were registered under the Securities Act on a registration statement on Form S-8. The shares did not contain any restrictive legends.

         Between September 2, 2003 and September 23, 2003, we issued an aggregate of 600,000 shares of our common stock to Fugen Lee and 350,000 shares to Marc Siegel for consulting services. We issued 250,000 shares to each of Mr. Siegel and Mr. Lee on September 2, 2003, 100,000 shares to Mr. Siegel and 300,000 shares to Mr. Lee on September 22, 2003. Mr. Lee and Mr. Siegel has worked with our company over a period of years and has comprehensive information about our company. The shares issued to Mr. Siegel and Mr. Lee were registered under the Securities Act on a registration statement on Form S-8. The shares do not contain any restrictive legends.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.       Exhibits

31.1 Certification of Gary Verdier, Chief Executive Officer and Chief Operating Officer of The Singing Machine Company, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of Harvey Judkowitz, Chief Financial Officer of The Singing Machine Company, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of Gary Verdier, Chief Executive Officer and Chief Operating Officer of The Singing Machine Company, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2 Certification of Harvey Judkowitz, Chief Financial Officer of The Singing Machine Company, Inc., Pursuant to 18 U.S.C. Section 1350.


B.       Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three month period ended September 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 8, 2003              KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC.

                                    By /s/ Harvey Judkowitz
                                       ---------------------
                                       Harvey Judkowitz
                                       Chief Financial Officer
                                       (Duly Authorized Officer and
                                       Principal Financial Officer)