Form 10KSB
period 2003-12-31
KIRSHNER ENTERTAINMENT & TECHNOLOGIES INC
filed 2004-05-14
CIK 1042463

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                        COMMISSION FILE NUMBER 000-24977


                   Kirshner Entertainment & Technologies, Inc.
               (Exact Name of Registrant as Specified in Charter)

         Florida                                            65-1053546
-------------------------------                     ----------------------------
(State or other jurisdiction of                     (I.R.S. Employer ID. Number)
incorporation or organization)

5200 NW 33rd Avenue, Suite 215
Ft. Lauderdale, FL                                           33309
-------------------------------                            ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (954) 938-8010
                                                     --------------

         Securities registered pursuant to Section 12 (b) of the Act: None

         Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

         Issuer's revenues for the most recent fiscal year were $56,515

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $143,910 on May 13, 2004 based upon the latest published average bid price at the close of the market on May 13, 2004, the most recently available bid date for the Registrant's Common Stock.

         The approximate number of shares outstanding of the Registrant's common stock on May 12, 2004 was 35,806,552.

         DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                     PART I

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Annual Report on Form 10-KSB for Kirshner Entertainment & Technologies, Inc. (the "Company," "we" or "us") constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act. Such statements include, but are not limited to statements about
(a) our growth strategies, (b) anticipated trends in our industry, (c) our future financing plans and (d) management's expectations and objectives regarding our future financial position and operating results. These statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Some of these risks and uncertainties are defined in "Management's Discussion and Analysis or Plan of Operation - Risk Factors" on page 11 of this Form 10-KSB.

         We caution readers that these forward-looking statements speak only as of the date hereof. We hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any changes in events, conditions or circumstances on which such statement is based.

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         As of April 15, 2004, we have one operating subsidiary comprised of the Aerisys Intelligent Community services. During fiscal 2003, we had two divisions: our Entertainment Division and our Technology Division. Effective as of March 31, 2003, we decided to discontinue our Entertainment Division and our Technology Division, except for the Aerisys operations. See "Business - Inactive and Discontinued Operations" on page 5.

AERISYS INTELLIGENT COMMUNITY SCHOOLS

         We market and sell the Aerisys Intelligent Community(TM) to schools. The Aerisys Intelligent Community(TM) is a web-based software program and private, browser-based intranet that allows schools to collaborate with parents and faculty each day on classroom homework, assignments, critical dates, team priorities and school news in a private forum. The network is branded to a private logo and color scheme for each school and Aerisys hosts the community for the schools. Parents can receive private or group messages from teachers and administrators, and schools are able to reduce paper costs.

         As of December 31, 2003, we had five customers under multi-year contracts.

Sales and Marketing

         During fiscal 2003, Aerisys targeted K-12 private and parochial schools because these schools had tuition payments that made our parent-based fee structure logical. Additionally, these schools typically are autonomous entities, able to make decisions and change technology without the review of a school board. We intend to follow the same marketing strategy in fiscal 2004.

Competition

         The market for providing private, branded intranets to schools is competitive. Our current and potential competitors include companies that are well established both in the technology marketplace and the school arena. Our competitors include companies such as Apple Computer with their Powerschool solution and eChalk. Additionally, many schools have their own computer staff and they may choose to develop and maintain their own Intranet web site. We expect that it will be quite common for a company that offers or provides basic website development services to offer schools a customized solution that encompasses homework online and other similar features to the Aerisys Intelligent Community(TM) for Schools.

         We further expect that as the suppliers of other school products realize the market potential of school intranets, they may develop a solution to compete with ours. We expect that these current and future competitors will compete on price and service.

INACTIVE OPERATIONS
-------------------

         We formed our entertainment division in June 2003 and hired Donald Kirshner to serve as our Chief Executive Officer. After Mr. Kirshner resigned as Chief Executive Officer on October 7, 2003, we conducted a search for a new Chief Executive Officer. As of December 31, 2003, we have been unable to find an executive who can serve as the Chief Executive Officer of our Entertainment Division. Accordingly, we are not actively pursuing projects in the Entertainment Division at this time.

         We believe that we purchased the right to use Donald Kirshner's name and likeness for a two year period by entering into the employment agreement with Mr. Kirshner. We are not certain if Mr. Kirshner agrees with our position.

           We own a 20.68% limited partnership interest in Paris Health Services, Ltd. ("Paris Partnership" or "Paris Ltd."). During fiscal 2003, the PARIS Partnership provided two healthcare process services: one service was a web-based application ("HIPAA software") which assists companies in managing compliance with the HIPAA regulations, as defined by the United States Department of Health and Human Services. The other service was focused on assisting hospitals in obtaining the pre-authorization approvals from insurance providers before they perform certain medical procedures.

         Because of PARIS's financial difficulties, it decided to discontinue its operations in the fourth quarter of fiscal 2003. Effective December 31, 2003, the Paris Partnership abandoned its operations and we had to record a loss on our advances and investment totaling approximately $258,000.

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

         On May 31, 2000, HBOA-DC was merged with and into our wholly owned subsidiary, HBOA.Com, Inc., a Florida corporation ("HBOA-FL"). In June 2000, we began to develop our application service provider business, in addition to HBOA's web site. On November 10, 2000, our shareholders approved our proposal to change our name from Mizar Energy Company to HBOA Holdings, Inc. and to change our state of incorporation from Colorado to Florida. In May 2001, we received a membership interest in PARIS Health Services, Ltd., which investment was restructured as an interest in a limited liability company in January 2002.

         Effective as of July 18, 2003, we changed our name to Kirshner Entertainment & Technologies, Inc. This change was approved by our Board of Directors and a majority of our shareholders effective as of June 9, 2004. As of May 6, 20034 we have one operating subsidiary, the Aerisys division.

EMPLOYEES

         As of December 31, 2003, we had one-part time employee and no full-time employees. Our part time employee provides technical services and support to our Aerisys customers. Gary Verdier, our Chief Executive Officer and Chairman, and Harvey Judkowitz, our Chief Financial Officer, also provide their services to our company. However, they are not full-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

         We utilize approximately 560 square feet of office space at 5200 NW 33rd Avenue, Suite 215, Ft. Lauderdale, Florida. This office space is provided to our company on a rent-free basis by Dundas Systems, Inc., a company which is owned by Gary Verdier. Dundas Systems leases the office space from an unrelated third party.

         We believe that these facilities are in substantial compliance with environmental laws and regulations, and adequately covered by insurance. We also believe that the leased facility is not unique, and could be replaced, if necessary.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any material litigation presently pending nor, to the best knowledge of the Company, have any such proceedings been threatened, except as follows.

         We entered into an employment agreement with Donald Kirshner in May 2003. Mr. Kirshner resigned from our company, effective as of October 7, 2003. Although Mr. Kirshner had resigned, we believd that we had purchased the rights to use his name for a period of two years, expiring in May 2005. We do not know if Mr. Kirshner agrees with this position and he could commence litigation against us relating to our use of his name.

         In January 2004, the SEC commenced an informal inquiry of our company. As of May 12, 2004, we are not certain of the status of the SEC's informal investigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         We did not hold any shareholder meetings in the fourth quarter of fiscal 2003.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our common stock began trading on the OTC Bulletin Board on October 5, 2000 under the symbol "MIZR". In November 2000, we changed our symbol to "HBOA" and in July 2004, we changed our symbol to "KSHR." The following are high and low bid quotations on the OTC Bulletin Board for the annual periods shown, which we obtained from the OTC Bulletin Board at www.otc.com. Such prices represent quotes or prices between dealers in securities and do not include retail markups, markdowns or commissions and may not represent actual transactions.

                                      High                  Low
Period                                Bid*                  Bid*
-----------------------------------------------------------------
First Quarter 2003                    $.07                  $.035
Second Quarter 2003                   $.17                  $.06
Third Quarter 2003                    $.24                  $.11
Fourth Quarter 2003                   $.17                  $.016

First Quarter 2002                    $.17                  $.065
Second Quarter 2002                   $.12                  $.06
Third Quarter 2002                    $.06                  $.03
Fourth Quarter 2002                   $.06                  $.02


HOLDERS

         As of March 31, 2004, we had 159 holders of record of our common stock. These numbers do not include an indeterminate number of shareholders whose shares may be held by brokers in street name.

DIVIDEND POLICY

         We have never paid cash dividends on our common stock. Payment of dividends will be within the sole discretion of the Company's Board of Directors and will depend, among other factors, upon earnings, capital requirements and the operating and financial condition of the Company. At the present time, our anticipated financial capital requirements are such that we intend to follow a policy of retaining earnings in order to finance the development of our business.

SHARES ISSUED DURING  FISCAL 2003

         Effective as of July 24, 2003, Dundas Systems, Inc. agreed to convert its $570,000 loan into 7,702,702 shares of our common stock at a conversion price of $0.07 per share. We issued these shares to Dundas Systems in reliance upon Section 4(2)of the Securities Act, because Dundas Systems was knowledgeable, sophisticated and had access to comprehensive information about us. As of May 5, 2004, we have not yet issued the stock certificates to Mr. Verdier. When we issue the stock certificates, we will place legends on the stock certificates issued to Mr. Verdier stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale

         On July 25, 2003, we issued 1,450,000 shares of our common stock to Steven Silbert for services that he had rendered to us as a consultant. Mr. Silbert advised us on our acquisitions of LexSys Software Corp. and Paris Health Services, LLC and also helped our company to develop its business strategy. Mr. Silbert has worked with our company over a period of years and has comprehensive information about our company. The shares issued to Mr. Silbert were registered under the Securities Act on a registration statement on Form S-8. The shares did not contain any restrictive legends.

         On July 28, 2003, we closed a private offering in which we sold 2,337,500 shares of our common stock to eight investors at an offering price of $.10 per share. We also issued one warrant for each share purchased in the offering, an aggregate of 2,377,500 warrants. The exercise price of the warrants is $.25 per share and the warrants expire on May 15, 2006. We issued these shares and the warrants to the investors in reliance upon Section 4(2) of the Securities Act, because the investors were knowledgeable, sophisticated and had access to comprehensive information about us. We placed legends on the stock certificates and the warrants issued to the investors stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale

         On September 5, 2003, we sold 1,351,351 shares of its common stock to five investors in a private offering at a price of $.074 per share. We issued these shares to the investors in reliance upon Section 4(2) of the Securities Act, because the investors were knowledgeable, sophisticated and had access to comprehensive information about us. We placed legends on the stock certificates issued to the investors stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

         We issued an aggregate of 350,000 shares to Marc Siegel in September 2003 for consulting services that he had rendered to our company. We issued 250,000 shares and 100,000 shares on September 2, 2003 and September 23, 2003, respectively. The shares issued to Mr. Siegel were registered under the Securities Act on a registration statement on Form S-8 and do not contain any restrictive legends.

         We issued an aggregate of 600,000 shares of our common stock to Fugen Lee in September 2003 for consulting services that he had rendered to our company. In his consulting agreement, we granted Mr. Lee options to purchase 1.5 million shares of our common stock at an exercise price of $.10 per share. Mr. Lee exercised 600,000 options in September 2003 for a purchase price of $60,000. The shares issued to Mr. Lee registered under the Securities Act on a registration statement on Form S-8 and do not contain any restrictive legends. As of December 31, 2003, Mr. Lee had not exercised the remaining 900,000 options and they were cancelled on that date based on the terms of his contract with the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

         During fiscal 2003, we had two operating divisions: our Technology Division and our Entertainment Division. As of December 31, 2003, we discontinued our Entertainment Division and have one operating subsidiary comprised of the Aerisys Intelligent Community services.

RESULTS OF OPERATION

         We were a development stage company during our first five years of operations, from December 11, 1996 through December 31, 2001. Beginning on January 1, 2002, we were no longer considered to be a development stage company. Sales, net of returns, were $56,515 during fiscal 2003, compared to sales, net of returns, are $71,439 during fiscal 2002 . In fiscal 2003, substantially all of our sales were generated from sales were generated from sales of the Aerisys Intelligent Community(TM) to schools, In contract, in fiscal 2002, approximately 50% of our sales were generated from sales of the Aerisys Intelligent Community(TM) to schools and the remaining sales were generated from services that we provided to the PARIS Partnership. The sales to the PARIS partnership are considered "related party sales." Please see "Certain Relationships and Related Party Transactions" on pages 21 and 22.

         Total expenses increased to $1,140,809 during fiscal 2003 compared to total expenses of $565,089 in fiscal 2002. Total expenses consisted of salaries, consulting fees, professional fees, insurance, marketing and advertising, rent, general and administrative expenses and depreciation. The expenses that increased the most significantly in fiscal 2003 were salaries, consulting expenses and professional fees. Our salary expense increased because we hired Donald Kirshner to serve as the President of our Entertainment Division in May 2003. During the five month period that Mr. Kirshner served as the President of our Entertainment Division, we paid him an aggregate of $180,000. Our consulting expenses increased because of the stock that we issued to consultants during fiscal 2003. Our professional expenses increased because of the increased legal and accounting work associated with our proposed acquisitions of LexSys and PARIS.

         We had a loss from operations of $1,084,294 during fiscal 2003 compared with a loss from operations of $493,648 during fiscal 2002.

         We had other expenses of $274,051 in fiscal 2003 compared with other income of $89,935 in fiscal 2002. Other expenses consisted of a $258,745 loss on abandonment of our investment in PARIS Ltd. We also had interest expense of $24,471 on our note payable to Dundas Systems, a related party.

         As a result of the foregoing, our net loss was $1,358,345 in fiscal 2003 compared with a net loss of $403,713 during fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2003, we had cash on hand of $20,032. Because we have limited capital, we may not be able to continue our business operations and are actively searching for other sources of capital.

         Our total current liabilities were $433,091 as of December 31, 2003, a decrease of $165,715 from fiscal 2002. Total current liabilities decreased primarily because our note payable to Dundas System, a related party, decreased by $300,000 in conjunction with the conversion of debt into equity. Additionally, deferred income increased to $49,776 as of December 31, 2003 compared to $30,654 on December 31, 2002. Because we have multi-year contracts with several of our schools for the Aerisys Intelligent Community, we must defer revenue until the year that the services are provided.

         We have incurred net losses of $1,358,345 and $403,713 for the years ended December 31, 2003 and 2002, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. Management intends to keep its operating costs a minimum during the next fiscal year and if necessary will seek additional capital through a private offering or debt financing.

         At the present time, we do not have any extensive capital commitments, other than certain operating costs, including but not limited to legal fees, accounting fees and transfer agent fees. We do not plan on making any new purchases of plant or equipment and any hiring of additional employees during the next twelve month period.

         During fiscal 2003, we used $656,757 in operating activities. This consisted primarily of our net loss of $1,339,625 offset by (i) depreciation and amortization of $56,134, (ii) a loss of $258,745 in our investment in PARIS Ltd and (iii) common stock issued for services in the amount of $237,000.

         During fiscal 2003, we engaged in investment activities as of $56,660 toward Paris Ltd., In fiscal 2003, we received $714,370 in financing, which consists primarily of $270,000 in proceeds from a note payable and $397,750 in proceeds from common stock issued.

RISK FACTORS

         In evaluating our business, the following risk factors should be considered:

WE HAVE SIGNIFICANT WORKING CAPITAL NEEDS AND IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, WHEN NEEDED, WE MAY NOT HAVE SUFFICIENT CASH FLOW TO RUN OUR BUSINESS

         As of December 31, 2003, we had cash of hand of $20,032. During the past five years, Mr. Verdier, our Chairman and founder, has advanced an aggregate of $973,645 to us. In July 2003, Mr. Verdier agreed to convert $570,000 of debt into 7,702,702 shares of our common stock. However, Mr. Verdier has stated that he will no longer continue to fund our business. If we can not locate other sources of capital, we may not be able to continue our business. If we do not have sufficient cash on hand, we may be required to file a petition for Chapter 11 or enter into some other type of liquidation or reorganization proceedings.

WE PROBABLY WILL NOT GENERATE SIGNIFICANT REVENUES IN FISCAL 2004

         During fiscal 2004, we hope to continue to generate revenues from the sale of our Aerisys Intelligent Community to schools. As of December 31, 2003, we had contracts with five private schools. However, there can be no assurances that we will obtain contracts to provide services at other schools or that we will generate revenues from these agreements.

WE HAVE A HISTORY OF OPERATING LOSSES, A GOING CONCERN QUALIFICATION AND EXPECT TO INCUR FUTURE LOSSES

         We have a net loss of $1,358,345 for the fiscal year ended December 31, 2003. The footnotes to our financial statements for the twelve months ended December 31, 2003 include an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern, which may make it more difficult for us to raise additional capital. We do not anticipate that we will earn a profit, during the 2004 fiscal year, due, in part to our inability to generate revenue to cover our operating costs.

THE MARKET WE SERVE IS HIGHLY COMPETITIVE AND MANY OF OUR COMPETITORS HAVE MUCH GREATER RESOURCES

         The market for providing private, branded intranets to schools is competitive. Our current and potential competitors include products that are developed in-house by schools and companies that are well established both in the technology marketplace and the school arena.

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

THE GROWTH IN DEMAND FOR OUR AERISYS INTELLIGENT COMMUNITIES(TM) IS HIGHLY UNCERTAIN

         As of December 31, 2003, we have contracts with 5 schools, which are multi-year contracts. However, it is difficult to predict if any additional schools will want to purchase our product. The market for providing private, branded intranets to K-12 schools is competitive. It is unclear if we will be able to distinguish ourselves from our competitors.

WE FACE RISKS RELATED TO INTELLECTUAL PROPERTY RIGHTS.

         Our success in our Aerisys Division depends on our internally developed technologies and other intellectual property. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property or trade secrets without authorization. In addition, it is possible that others may independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer.

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

DEPENDENCE ON CAPITAL FROM GARY VERDIER

         We have received funding from Gary Verdier, our Chairman, beginning in 1999. During the past five years, Mr. Verdier, and/or through Dundas Systems, has advanced an aggregate of $923,645 to our company. In July 2003, Mr. Verdier agreed to convert $570,000 of debt into equity. Mr. Verdier has indicated that he is not willing to make any additional capital contributions to our company. If Mr. Verdier does not continue to advance money to our company, we are not certain if we can continue operations.

OUR LIABILITY FOR INFORMATION RETRIEVED FROM THE WEB

         Because users of our web sites for our Intelligent Communities(TM) may distribute our content to others, third parties might sue us for defamation, negligence, copyright or trademark infringement, personal injury or other matters. These types of claims have been brought, sometimes successfully, against online services in the past. Others could also sue us for the content that is accessible from our web site through links to other web sites or through content and materials that may be posed by members in chat rooms or bulletin boards.

RELIABILITY OF WEB SITES AND TECHNOLOGY; RISK OF CAPACITY CONSTRAINTS

         The performance, reliability and availability of our web sites, systems and network infrastructure will be critical to our business and our ability to promote our business for our Intelligent Communities(TM) Our web sites are hosted by a server owned and operated by a third party, limiting the extent to which we will have control over, or the ability to cure, technical problems, which may arise. Any systems problems that result in the unavailability of our web sites or interruption of information or access of information to members through the web sites would diminish their effectiveness as a means of promoting our business.

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

SECURITY RISKS

         A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our Internet operations. We may be required to expend significant capital and resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Consumer concern over Internet security has been, and could continue to be, a barrier to commercial activities requiring consumers to send their credit card information over the Internet. Computer viruses, break-ins, or other security problems could lead to misappropriation of proprietary information and interruptions, delays, or cessation in service to our Aerisys Intelligent Community(TM) customers. Moreover, until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet as a communication and merchandising medium.

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

         Several states have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace that could reduce demand for the services, increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on our business, results of operations, and financial condition. In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, other jurisdictions may claim that we are required to qualify to do business as a foreign corporation in a particular state or foreign country. We are qualified to do business in Florida, and failure by us to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject us to taxes and penalties for the failure to quality and could result in our inability to enforce contracts in such jurisdictions. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, results of operations, and financial condition.

RAPID TECHNOLOGICAL CHANGE

         The markets in which the Aerisys Division competes is characterized by frequent new product introductions, rapidly changing technology, and the emergence of new industry standards. The rapid development of new technologies increases the risk that current or new competitors will develop products or services that reduce the competitiveness and are superior to our products and services. The future success of our Aerisys division will depend to a substantial degree upon their ability to develop and introduce in a timely fashion new products and services and enhancements to their existing products and services that meet changing customer requirements and emerging industry standards. The development of new, technologically advanced products and services is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There is a potential for product development delay due to the need to comply with new or modified standards. There can be no assurance that our Aerisys division will be able to identify, develop, market, support, or manage the transition to new or enhanced products or services successfully or on a timely basis, that new products or services will be responsible to technological changes or will gain market acceptance, or that these divisions will be able to respond effectively to announcements by competitors, technological changes, or emerging industry standards. Our business, results of operations, and financial condition would be materially and adversely affected if our Aerisys division was to be unsuccessful, or to incur significant delays in developing and introducing new products, services, or enhancements.

ADDITIONAL SHARES ELIGIBLE FOR FUTURE SALE

         Our Articles of Incorporation authorize the issuance of up to 150 million shares of common stock and 10 million shares of preferred stock. As of May 12, 2004, we had 35,806,552 shares of our common stock issued and outstanding. The issuance of additional shares of our common stock or preferred stock is solely within the discretion of our Board of Directors. The issuance of a substantial number of additional shares of common or preferred stock will result in dilution to existing shareholders.

NO DIVIDENDS

         We anticipate that earnings, if any, will be retained for the development of our business and will not be distributed to shareholders as cash dividends. The declaration and payment of cash dividends, if any, at some future time will depend upon our results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or senior securities and any other factors deemed relevant by our Board of Directors. The declaration and payment of cash dividends, if at all, by our company will be at the discretion of the Board of Directors.

INVESTMENT RISKS

         No representation can be made regarding the future operations or profitability or the amount of any future revenues, income or loss of our company. The success of our company is subject to many factors outside of our control, such as general economic conditions, competition, and general conditions in the Intranet and Entertainment markets. Prospective investors should be aware that they could lose their entire investment in our company. Even if we are successful in our operations, there can be no assurance that investors will receive any cash dividend or derive a profit or benefit from their investment.

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

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required by this item are set forth on pages F-1 through F-16 and are incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On March 4, 2003, Sewell and Company, P.A. (the "Former Accountant"), resigned as our independent certified public accountant and independent auditor. On March 4, 2003, we engaged Berkovits, Lago & Company, LLP (the "New Accountant"), as our independent auditor and independent certified public accountant. Our decision to change accountants was approved by its Board of Directors and Audit Committee on March 4, 2003.

         The report of the Former Accountant on our financial statements for the two most recent fiscal years and all subsequent interim periods, did not contain an adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles, with the exception of a "going concern" qualification for the two most recent fiscal years and all subsequent interim periods. Furthermore, the Former Accountant has not advised us that:

         1) internal controls necessary to develop reliable financial statements do not exist, or

         2) information has come to the attention of the Former Accountant which made in unwilling to rely upon management's representations or made it unwilling to be associated with the financial statement prepared by management, or

         3) the scope of the audit should be expanded significantly, or information has come to the attention of the Former Accountant that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to December 31, 2001 (including information that may prevent it from rendering an unqualified audit report on those financial statements) or made in unwilling to rely on management's representations or to be associated with the financial statements prepared by management or,

         4) information has come to the attention of the Former Accountant that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements or the financial statements issued or to be issued covering the fiscal periods subsequent to December 31, 2001 through the date of this Form 8-K that has not been resolved to the Former Accountant's satisfaction or which would have prevented the Former Accountant from rendering an unqualified audit report on such financial statements.

         During our two most recent fiscal years and all subsequent interim periods, there were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Accountant would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

         We did not consult with the New Accountant regarding the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice was provided by the New Accountant that was a factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issues.

ITEM 8A.  CONTROLS AND PROCEDURES

         As required by SEC rules, our management (including the Chief Executive Officer and the Chief Financial Officer) conducted an evaluation of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) within 90 days prior to the filing date of this annual report as described in the Certifications in this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial

Officer concluded as of the date of such evaluation that the Company's disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in the Company's reports filed or submitted under the Exchange Act, particularly during the period in which this annual report was being prepared. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS

OFFICERS, DIRECTORS AND SIGNIFICANT EMPLOYEES

         Our executive officers and directors as of March 31, 2004 together with their ages and a brief description of their backgrounds, are as follows:

Name                       Age          Position
Gary Verdier               59           Chairman of the Board, President,
                                        Vice President, Secretary and Treasurer
Harvey Judkowitz           59           Chief Financial Officer and Director
George Williams            62           Director

         Gary Verdier has served as our President, Vice President, Secretary, Treasurer and Director from December 28, 1999 -August 2000, February 21, 2001 - September 19, 2003 and November 31 through the present date. For the past seven years, Mr. Verdier has been the President of Dundas Systems, Inc., a $10 million a year business opportunity company with a strong and consistent record of profitability. Mr. Verdier has conducted thousands of seminars to home based business owners throughout the United States.

         Harvey Judkowitz has served as our Chief Financial Officer and Director since August 2000- June 15, 2002 and June 6, 2003 through the present date. Mr. Judkowitz currently serves as the CEO of UniPro Financial Services, Inc., a diversified financial services company that files reports with the Securities and Exchange Commission. Mr. Judkowitz has also conducted his own CPA practice for the past eleven years. He currently serves as a director of the following public companies: The Singing Machine Company, Inc., UniPro Financial Services, Inc.; Webb Mortgage Depot, Inc., and Global Business Services, Inc.

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

DIRECTOR COMPENSATION

         Mr. Judkowitz and Mr. Williams did not receive any compensation for serving on the Board during fiscal 2003 or 2002. However, at the next directors meeting scheduled in May or June 2004, we intend on making options grants to our directors for their services.

CODE OF ETHICS

         We have not yet adopted a Code of Ethics because we have been focusing on other business matters. We intend to adopt a Code of Ethics at our next Board meeting.


BOARD COMMITTEES AND MEETINGS

         The Board meets regularly during the year to review matters affecting our company and to act on matters requiring Board approval. It also holds special meetings whenever circumstances require and may act by unanimous written consent. During fiscal 2003, there were 8 meetings of the Board. All persons who were serving as directors during fiscal 2003 attending at least 75% of the aggregate of the meetings of the Board and committees of which they were members.

         In fiscal 2003, we had three standing committees: an Audit Committee, the Executive Compensation/ Stock Option Committee and a Nominating Committee.

         The Audit Committee assists the Board in fulfilling its oversight responsibility relating to our financial statements and financial reporting process, the qualifications independence and performance of our independent auditors, the performance of our internal audit functions and our compliance with legal and regulatory requirements. The members of the Audit Committee during fiscal 2003 were Messrs. Judkowitz, Williams and Verdier. The Audit Committee held five meetings during fiscal 2003.

         The Executive Compensation/Stock Option Committee considers and authorizes remuneration arrangements for senior management and grants options under, and administers our Year 2001 Equity Compensation Plan. The Executive Compensation/Stock Option Committee did not hold any meetings during fiscal 2003. The members of the Executive Compensation/Stock Option Committee during this time period were Messrs. Judkowitz, Williams and Verdier.

         The Nominating Committee reviews and assesses the composition of the Board, assists in identifying potential new candidates for directors, including nominees recommended to the Secretary of the Company in writing by stockholders, and recommends candidates for election as Directors. The entire Board of Directors serves as the Nominating Committee. The Nominating Committee did not hold any meetings in fiscal 2003

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities and Exchange Act of 1934 requires executive officers, directors and persons who own more than ten percent of a registered class of a company's equity securities to file initial reports of beneficial ownership and to report changes in ownership of those securities with the Securities and Exchange Commission and the National Association of Securities Dealers. There are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of Forms 3,4 and 5 furnished to the Company or written representations that no other transactions were required, the Company has determined that the pertinent officers, directors and principal shareholders have complied with all applicable Section 16(a) requirements during fiscal 2003, except as described below.

         Mr. Verdier filed one Form 4 late reporting one transaction. Mr. Williams filed one Form 4's late in which he reported two transactions and failed to file one Form 4 reporting one transaction. Mr. Zipkin, a person who served as our Chief Executive Officer, for approximately 1 month, has not yet filed a Form 3. Mr. Zipkin and Mr. Williams are in the process of making the required SEC filings.

ITEM 10. EXECUTIVE COMPENSATION

         The Summary Compensation Table sets forth compensation paid by the Company to Gary Verdier, our Chief Executive Officer during the three fiscal years ended December 31, 2003, 2002 and, 2001 and Daniel Zipkin, our Chief Executive Officer from September 19, 2003 through October 30, 2003. No other principal executive officer received a total annual salary and bonus from the Company which exceeded $100,000.

                         FISCAL                                      OTHER
NAME AND POSITION         YEAR         SALARY        BONUS        COMPENSATION
-----------------         ----         -----------------------------------------
Gary Verdier(1)           2003         $     0         0              0
President and             2002         $     0         0              0
Director                  2001         $     0         0              0


Dan Zipkin (2)            2003         $ 7,500         0              0
CEO and President

(1) Gary Verdier has served as our President from December 28, 1999 -August 2000, February 21, 2001 - September 19, 2003 and October 31 through the present date.

(2) Mr. Zipkin served as our Chief Executive Officer and President from September 19, 2003 to October 31, 2003.

         Dan Zipkin served as our Chief Executive Officer and President from September 19, 2003 through October 31, 2003. Beginning in February 2004, Mr. Zipkin agreed to provide consulting services to our company on a month-to-month basis related to the marketing of our Aerisys products. Mr. Verdier is personally paying for Mr. Zipkin's consulting services.

         Prior to joining our company, Mr. Zipkin served as an independent management consultant with XWare Compliance, Inc., New York, NY, a developer of software products that enable health care organizations to manage, and maintain policies and procedures required for compliance with all governmental and third party statutes and regulations. Mr. Zipkin also served as the President and Chief Operating Officer of Personal Computer Products, Inc. (NASDQ:PCPI), San Diego, California a publicly traded company that designed and manufactured intelligent micro-processor based products for the PC and laser printer industries.

COMPENSATION TO CHIEF FINANCIAL OFFICER

         Mr. Judkowitz began serving as our Chief Financial Officer on June 6, 2003. He previously served as our Chief Financial Officer from August 2000 through June 15, 2002. As compensation for his services and agreement to devote approximately 10 hours per week to our company, we agreed to pay Mr. Judkowitz approximately $4,000 per month, commencing on August 1, 2003. As of April 20 2004, Mr. Judkowitz has not received any compensation for his services due to the Company's cash flow position. We intend on granting options to Mr. Judkowitz at our next director's meeting in May or June 2004.

OPTION GRANTS

         We did not grant any options to any of our Named Executive Officers during fiscal 2003.

FISCAL YEAR END OPTION VALUES

         During fiscal 2003, our Named Executive Officers did not exercise any outstanding options. The following table sets forth information as to the fiscal year end value of unexercised options and warrants.

                                              NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED IN-THE-MONEY
                  SHARES                   UNEXERCISED OPTIONS AT FISCAL YEAR END           AT FISCAL YEAR END
                  ACQUIRED
NAME              UPON EXERCISE                    EXERCISABLE/UNEXERCISABLE            EXERCISABLE/UNEXERCISABLE
----              -------------                    -------------------------            ------------------------
Gary Verdier           0                                 432,000                                   0
Daniel Zipkin          0                                 0/0                                       0/0

EQUITY COMPENSATION PLANS

         The following tables gives information about equity awards as of December 31, 2003 under our Year 2001 Equity Compensation Plan which was approved by our shareholders and our Non Qualified Stock Option Plan and Warrants granted to certain individuals, which compensation arrangements was not approved by our shareholders.

                                                                                Number of
                       Number of                                                securities
                       Securities to be              Weighted-average           remaining available
                       Issued upon exercise          exercise price of          for future issuance
                       of outstanding options        outstanding options,       under equity
                       and warrants                  warrants and rights        compensation plans
Equity Compensation
Plans approved by
Security holders              540,000                         $.75                2,900,000

Equity Compensation
Plans not approved by
Security holders            1,157,452                         $.89                       --

YEAR 2001 EQUITY COMPENSATION PLAN

         Our Year 2001 Equity Compensation Plan was adopted by our Board of Directors on October 10, 2000 and approved by our shareholders on November 10, 2000. The Year 2001 Plan reserves for issuance up to 5.4 million shares of our common stock pursuant to the exercise of options granted under the Plan and stock awarded under the Year 2001 Plan. As of December 31, 2003, we had granted 540,000 options under the Year 2001 Plan.

NON-QUALIFIED STOCK OPTION PLAN

         Our Non-Qualified Stock Option Plan was adopted by our Board of Directors on December 21, 2000. Our Non-Qualified Stock Option Plan provides for the granting of up to 2,000,000 non-qualified options to officers, directors, employees and consultants. As of December 31, 2003, we do not have any options outstanding under our Non-Qualified Stock Option Plan and 2 million options are available for grant.

WARRANTS

         Effective as of July 24, 2003, we closed a private offering in which we sold 2,377,500 shares of our common stock to eight investors at an offering price of $.10 per share. We also issued one warrant for each share purchased in the offering, an aggregate of 2,377,500 warrants. The exercise price of the warrants is $.25 per share and the warrants expired on May 15, 2006.

         As of December 31, 2003, we have 3,534,952 warrants issued and outstanding. We issued 1,157,542 warrants to certain persons who served as officers and directors of our company during fiscal 2002 and fiscal 2001. The exercise price of these warrants varies from $.25 to $1.25 per share and all the warrants expire on May 31, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to the number of shares of common stock beneficially owned by (I) each of our directors, (ii) each o four executive officers (iii) all executive directors and officers of the Company as a group and (iv) each shareholder known by us to be a beneficial owner of more than 5% of any class of our voting securities as of May 12, 20041, 2004. Except as indicated below, the address for each beneficial owner is c/o

Kirshner Entertainment & Technologies, Inc. 5200 NW 33rd Avenue, Ft. Lauderdale, FL 33308. As of May 12, 2004, we had 35,806,552 shares of our common stock issued and outstanding.

Name of Individuals or Number               Amount and Nature of
of Persons in Group                         Beneficial Ownership               Percentage of Class
-------------------                         --------------------               -------------------
Gary Verdier                                    20,366,754(1)                      56 .20%
Harvey Judkowitz                                   180,000(2)                        *
George Williams                                    901,908(3)                        2.52%(3)
     *
All Executive Officers and                      21,415,862(4)                       58.96%
Directors as a Group ( 4 persons)

(1) Includes 432,452 shares held by Dundas Systems, a corporation controlled by Mr. Verdier and warrants to purchase 432,452 shares of our common stock held by Dundas Systems.

(2) Includes options to purchase 80,000 shares of the Company's common stock at an exercise price of $0.10 per share.

(3)      Includes 108,800 shares held by Mr. William's self-directed IRA.

(4) Includes options and warrants to purchase an aggregate of 512,452 shares of our common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the past five years, Mr. Verdier has advanced an aggregate of $973,645.00 to our company. Effective as of July 24, 2003, Dundas Systems, Inc. agreed to converts its $570,000 loan into 7,702,702 shares of our common stock at a conversion price of $7.4 per share. We issued these shares to Dundas Systems in reliance upon Section 4(2)of the Securities Act, because Dundas Systems was knowledgeable, sophisticated and had access to comprehensive information about us. As of May 5, 2004, we have not yet issued the stock certificates to Mr. Verdier. When we issue the stock certificates, we will place legends on the stock certificates issued to Mr. Verdier stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

         We own a 20.68% ownership interest in the PARIS partnership. The general partner of the PARIS partnership is E-Z Auth. Management Co., a corporation (the "General Partner.") Mr. Verdier is one of two directors and a shareholder of the General Partner, owning an equity interest representing 1/3 of the General Partner's common stock. Under the partnership agreement, the General Partner is entitled to receive 10% of the gross revenues received by the PARIS partnership during the preceding month. However, if the PARIS partnership is not profitable during a fiscal year, the compensation payable to the general partner can not exceed $150,000. During fiscal 2003 and 2002, the PARIS partnership did not make any distributions to any of its partners and the general partner did not receive any compensation.

         We wrote off the advances and investments to the Paris Partnership of approximately $258,000.00, effective as of December 31, 2003 since Paris Ltd. abandoned its operations.

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

         3.2 Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on July 18, 2003

         3.3 Bylaws (filed as an Exhibit to the Company's Definitive Proxy Statement filed with the SEC on October 24, 2000 and incorporated herein by this reference).

         10.1     Operating Agreement of PARIS Health Services, Ltd. (filed as
                  Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the nine months ended September 30, 2002 filed with the SEC on November 14, 2002.)

         10.2     Shareholders Agreement of E-Z Auth. Management Co. (filed as
                  Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the nine months ended September 30, 2002 filed with the SEC on November 14, 2002.)

         10.3 Rapid Integration Parsing Protocol Engine (RIPPEr) Corporate (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the nine months ended September 30, 2002 filed with the SEC on November 14, 2002.)

         10.4 Kirshner Entertainment & Technologies, Inc. - Year 2000 Equity Compensation Plan (filed as Exhibit 10. 1 to the Company's Post Effective Amendment No. 1 to its Registration Statement on Form S-8 filed with the SEC on December 21, 2000 and incorporated herein by this reference).

         10.5 HBOA Holdings, Inc. - Non Qualified Stock Option Plan (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-8 filed with the SEC on December 14, 2000 and incorporated herein by this reference).

         10.6 Employment Agreement between the Company and Donald Kirshner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 6,
                  2003).

         21.1     List of Subsidiaries*

         23.1     Accountant's Consent*

         31.1 Chief Executive Officer - Sarbanes-Oxley Act Section 302 Certification*

         31.2 Chief Financial Officer - Sarbanes-Oxley Act Section 302 Certification*

         32.1 Chief Executive Officer - Sarbanes-Oxley Act Section 906 Certification*

         32.2 Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification*

B.       Reports on Form 8-K

         We filed one report on Form 8-K on September 19, 2003 reporting Item 5 information - Other Information.

* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The following is a summary of the fees billed to the Company by Berkovitz, Lago & Company for professional services rendered for the fiscal years ended December 31, 2003 and 2002:

                     FEE CATEGORY
                     ------------------         -------------------
                                                     Fiscal Fiscal
                                                    2003       2002

                     Audit Fees                   $16,000     $23,000
                     Audit Related Fees           $12,000        --
                     Tax Fees
                     All Other Fees               $   675        --
                                                ---------    ---------
                        Total Fees                $28,675      $23,000
                                                =========    =========

--------------

(1) Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of unaudited numbers contained in the Company's quarterly reports during fiscal 2003 and 2002.

(2) Any assurance and related services performed by the principal accountant that are reasonably related to the performance of the audit or review

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of May, 2004.

                                   Kirshner Entertainment & Technologies, Inc.

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

Signature                         Title                                Date
---------                         -----                                ----

/s/ Gary Verdier          Chairman and Chief Executive Officer     May 14, 2004
----------------

/s/ Harvey Judkowitz      Chief Financial Officer and Director     May 14, 2004
--------------------

/s/ George Williams       Director                                 May 14, 2004
-------------------

                   KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC
                                AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                TABLE OF CONTENTS



                                                            Page

Independent Auditors' Reports                                F-2

Financial Statements:

    Consolidated Balance Sheet                               F-3

    Consolidated Statements of Operations                    F-4

    Consolidated Statements of Stockholders' Deficit         F-5

    Consolidated Statements of Cash Flows                    F-6

Notes to Consolidated Financial Statements                   F-7 through F-19

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors and Stockholders of Kirshner Entertainment & Technologies, Inc and Subsidiaries
F/K/A HBOA Holdings, Inc. and Subsidiaries


We have audited the consolidated balance sheet of Kirshner Entertainment & Technologies, Inc. and Subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kirshner Entertainment & Technologies, Inc. and Subsidiaries as of December 31, 2003 and the consolidated results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's dependence on outside financing, lack of existing commitments from lenders to provide necessary financing, lack of sufficient working capital, and recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




Ft. Lauderdale, Florida
April 8, 2004

            KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2003

                                     ASSETS



Current assets:
  Cash                                                      $    20,032
  Accounts receivable                                            26,565
                                                            -----------

       Total current assets                                      46,597

Property and Equipment, net                                      29,771

Intangible assets, net                                            5,933
                                                            -----------

       Total assets                                         $    82,301
                                                            ===========

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                          $   118,224
  Accrued expenses                                               75,091
  Deferred income                                                49,776
  Notes payable-related party                                   190,000
                                                            -----------

       Total current liabilities                                433,091

Stockholders' (deficit) equity:
  Preferred stock, no par value, 10,000,000
   shares authorized; no shares issued and outstanding               --
  Common stock, $0.0005 par value, 125,000,000
   shares authorized; 28,103,851 shares issued,
   28,053,851 shares outstanding                                 14,052
  Additional paid in capital                                  4,969,415
  Accumulated deficit                                        (5,891,757)
  Common stock to be issued, a cost                             570,000
                                                            -----------
                                                               (338,290)
  Less: Treasury stock, 50,000 shares at cost                   (12,500)
                                                            -----------

Stockholders' deficit                                          (350,790)
                                                            -----------

       Total liabilities and stockholders' deficit          $    82,301
                                                            ===========

   The accompanying notes are an integral part of these financial statements

            KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,


                                                                   2003             2002
                                                               -----------      -----------

Revenue
  Sales, net of returns                                        $    56,515      $    36,064
  Sales, related party                                                  --           35,375
                                                               -----------      -----------
       Total revenues                                               56,515           71,439

Expenses
  Salaries                                                         454,772          250,536
  Consulting                                                       312,113            9,989
  Professional fees                                                152,768           67,693
  Insurance                                                         36,964           41,352
  Marketing and advertising                                         16,361           36,042
  Rent                                                              10,716            6,618
  Other general and administrative expenses                        100,981           73,086
  Depreciation and amortization                                     56,134           79,771
                                                               -----------      -----------
      Total expenses                                             1,140,809          565,087
                                                               -----------      -----------

Loss from operations                                            (1,084,294)        (493,648)
                                                               -----------      -----------

Other income (expense)
  Interest expense                                                 (24,471)         (21,835)
  Loss on termination of investment in limited partnership        (258,745)         (41,205)
  Other income- related party                                           --          150,000
  Other income                                                       9,165            2,975
                                                               -----------      -----------
    Total other income (expense)                                  (274,051)          89,935
                                                               -----------      -----------

Net loss                                                       $(1,358,345)     $  (403,713)
                                                               ===========      ===========

Loss per share
  Basic and diluted                                            $     (0.05)     $     (0.02)
                                                               ===========      ===========

   The accompanying notes are an integral part of these financial statements

          KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                    COMMON
                              COMMON STOCK         ADDITIONAL                       STOCK     TREASURY
                        ----------------------       PAID IN      ACCUMULATED        TO BE      STOCK
                          SHARES       AMOUNT        CAPITAL        DEFICIT         ISSUED      SHARES      AMOUNT        TOTAL
                        ----------     -------     ----------     -----------      --------   --------     --------    -----------
Balance
 December 31, 2001      21,725,000     $10,862     $4,265,897     $(4,129,699)     $     --     50,000     $(12,500)   $   134,560

Additional paid in
 capital contributed
 as rent                        --          --          6,618              --            --         --           --          6,618

Net loss                        --          --             --        (403,713)           --         --           --       (403,713)
                        ----------------------------------------------------------------------------------------------------------

Balance
 December 31, 2002      21,725,000      10,862      4,272,515      (4,533,412)           --     50,000      (12,500)      (262,535)

Additional paid in
 capital contributed
 as rent                        --          --          6,620              --            --         --           --          6,620

Additional paid in
 capital contributed
 as salary                      --          --         40,000              --            --         --           --         40,000

Common stock
 issued for services       600,000         300         91,700              --            --         --           --         92,000

Consulting expense
 relating to the
 issuance of
 stock options                  --          --         18,720              --            --         --           --         18,720

Common stock issued
 for cash at $0.10         600,000         300         59,700              --            --         --           --         60,000

Comon stock issued
 for cash at $ 0.074     1,351,351         676         99,324              --            --         --           --        100,000

Comon stock issued
 for cash $0.10          2,377,500       1,189        236,561              --            --         --           --        237,750

Common stock issued
 for services            1,450,000         725        144,275              --            --         --           --        145,000

Obligation to issue
 common stock                   --          --             --              --       570,000         --           --        570,000

Net loss                        --          --             --      (1,358,345)           --         --           --     (1,358,345)
                        ----------------------------------------------------------------------------------------------------------

Balance
 December 31, 2003      28,103,851     $14,052     $4,969,415     $(5,891,757)     $570,000     50,000     $(12,500)   $  (350,790)
                        ==========================================================================================================

   The accompanying notes are an integral part of these financial statements.

          KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,


                                                                      2003            2002
                                                                  -----------     -----------
Cash flows from operating activities:
  Net Loss                                                        $(1,358,345)    $  (403,713)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                          56,134          79,771
Compensation in exchange for options                                   18,720              --
Common stock issued for services                                      237,000              --
Loss on termination of investment in limited partnership              258,745          41,205
Changes in asset and liability accounts:
 (Increase) decrease in:
   Accounts receivable                                                (22,052)         (4,513)
   Prepaid expenses                                                     3,854           8,581
   Deposits                                                             7,980              --
   Due from related party                                               6,923              --
 Increase (decrease) in:
   Accounts payable                                                    79,511          19,867
   Accrued expenses                                                    35,652          22,513
   Deferred income                                                     19,122          25,704
                                                                  -----------     -----------

Net cash used in operating activities                                (656,757)       (210,585)
                                                                  -----------     -----------

Investing activities:
  Cash payments for investment of limited partnership                 (56,660)             --
                                                                  -----------     -----------

Net cash used in investing activities                                 (56,660)             --
                                                                  -----------     -----------

Financing activities:
Capital contributed as rent                                             6,620           6,618
Capital contributed as salary                                          40,000              --
Proceeds from common stock issued                                     397,750              --
Proceeds from notes payable-related party                             270,000         218,000
                                                                                  -----------

Net cash provided by financing activities                             714,370         224,618
                                                                  -----------     -----------

Net increase in cash                                                      953          14,033

Cash, beginning of the period                                          19,079           5,046
                                                                  -----------     -----------

Cash, end of the period                                           $    20,032     $    19,079
                                                                  ===========     ===========

Supplemental disclosures of cash flow information:
--------------------------------------------------

  Cash paid during the period for:
    Interest                                                      $     1,193     $     1,193
                                                                  ===========     ===========

  Non-cash transaction:
    Conversion of related party note payable into shares to be
         issued for stock                                         $   570,000     $        --
                                                                  ===========     ===========

   The accompanying notes are an integral part of these financial statements

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002



NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description
--------------------

Kirshner Entertainment & Technologies, Inc. (the Company), formerly known as HBOA Holdings, Inc., was incorporated in the state of Colorado on December 11, 1996. On May 31, 2000, the Company acquired 100% of HBOA.Com, Inc. The Company focused on development of a premier Internet portal through which home based business owners, as well as commercial private label businesses, obtain the products, services, and information necessary to start, expand and profitably run their businesses. On December 28, 2000, the Company formed a new subsidiary, Aerisys, Inc., a Florida Corporation, to handle commercial private business. In June 2003, the Company formed its entertainment division and changed its name to reflect this new division. Currently the entertainment division has had no operations.

The Company was considered to be in the development stage through December 31, 2001. The year ended December 31, 2002 was the first year during which it was considered an operating company.

Principles of Consolidation
---------------------------

The consolidated financial statements of the Company include those accounts of Kirshner Entertainment & Technologies, Inc., formerly known as HBOA Holdings, Inc., and its wholly owned subsidiaries, HBOA.Com, Inc. and Aerisys, Inc. All significant intercompany transactions and balances have been eliminated in the consolidation.

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

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


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

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002



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

Advertising Costs
-----------------

Advertising and marketing costs are expensed as incurred. During the years ended December 31, 2003 and 2002, advertising cost totaled $16,361 and $36,042, respectively.

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


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

Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("Statement No. 123") encourages companies to recognize expense for stock-based awards based on their estimated value on the date of grant. Statement No. 123 requires the disclosure of pro forma net income or loss in the notes to the financial statements if the fair value method is not elected. The Company accounts for its stock-based compensation using the intrinsic value method, and has determined that the use of the fair value method to record compensation expense would have no effect on the reported net loss in 2003.

Fair Value of Financial Instruments
-----------------------------------

The Company considers the carrying value of its financial assets and liabilities, consisting primarily of cash, accounts receivable, accounts payable, accrued expenses and notes payable to approximate the fair value of the respective assets and liabilities at December 31, 2003.

Accounting Pronouncements
-------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company was required to implement SFAS No. 143 on January 1, 2003. The Company does not believe that adoption of this standard had a material impact on its results of operations or financial position.

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002



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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's consolidated financial statements

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 and is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company's consolidated financial statements. The Company does not currently have derivative instruments or hedging activities.

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 provides guidance with respect to the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability rather than, under previous guidance, as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company's consolidated financial statements.

Basic Loss per Share

Basic loss per share for each year is computed by dividing loss for the year by the weighted average number of common shares outstanding during the year. Diluted loss per share include the effects of common stock equivalents to the extent they are dilutive.

Basic weighted average number of shares outstanding is as follows:

                                                   2003                 2002
                                                   ----                 ----
    Basic weighted average number
    of shares outstanding                       28,053,851          21,725,000

In connection with the stock option and warrants, no common stock equivalents at December 31, 2003 or 2002 were used, since the effect was anti-dilutive to compute dilutive earnings per share.

NOTE 2- GOING CONCERN UNCERTAINTY

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assumes the continuity of the Company as a going concern. However, during the years ending December 31, 2003 and 2002, the Company experienced, and continues to experience, certain going concern and liquidity problems. The Company has incurred net losses of $ and $403,713 for the years ended December 31, 2003 and 2002, respectively. These conditions raise substantial doubt to the ability of the Company to continue as a going concern.

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

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 3- PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
                                                                2003
                                                              --------
         Furniture and fixtures                               $ 40,431
         Computer equipment & software                          40,970
                                                              --------
                                                                81,401
         Less:  accumulated depreciation                       (51,630)
                                                              --------
                                                              $ 29,771
                                                              ========

Depreciation expense for the years ended December 31, 2003 and 2002 was $13,970 and $13,970, respectively.

NOTE 4- INTANGIBLE ASSETS

Intangible assets are summarized by major classification as follows:

                                                                2003
                                                             ---------
         Trademarks                                          $   7,273
         Web design                                            195,947
                                                             ---------
                                                               203,220
         Less:  accumulated amortization                      (197,287)
                                                             ---------
                                                             $   5,933
                                                             =========

Amortization expense for the years ended December 31, 2003 and 2002 totaled $42,163 and $65,801, respectively.

NOTE 5- NOTES PAYABLE-RELATED PARTY

Notes payable consist of six notes payable, all to related parties and with no specified rate of interest and due on demand.

NOTE 6- STOCKHOLDERS' EQUITY

Preferred Stock
---------------

Authorized 10,000,000 shares of preferred stock, no par value per share. No preferred shares were issued as of December 31, 2003 and 2002.

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 6- STOCKHOLDERS' EQUITY - continued

Common Stock
------------

As of December 31, 2003, 4,074,952 shares of common stock have been reserved for the exercise of options and warrants.

Effective as of July 24, 2003, Dundas Systems, Inc. agreed to convert its $570,000 loan into equity of the Company at a conversion price of .074 cents per share. As of December 31, 2003, the Company has not issued 7,702,702 shares of its common stock to Dundas Systems in this conversion .

During 2003, the Company sold 4,328,851 shares of its common stock to fourteen investors at a price of $.074 to $.10 per share.

During 2003, the Company issued 2,050,000 shares of its common stock to three consultants for services rendered. The resulting consulting expense $237,000 was recorded at the market price of the stock on the date of issuance.

NOTE 7- INCOME TAXES

The Company has no current or deferred income tax due to its operating losses. The Company has a federal net operating loss carryforward at December 31, 2003 and 2002 of $ and $4,670,611, respectively, and also has a capital loss carryforward at December 31, 2003 of $202,457, subject to annual limitations prescribed by the Internal Revenue Code, that are available to offset future taxable income through 2022. A valuation allowance has been recorded to offset the net deferred taxes due to uncertainty of the Company's ability to generate future taxable income.

Deferred taxes consist of the following:
                                                               2003
                                                           -----------
         Deferred tax assets:

               Net operating loss carry forwards           $ 1,950,000

               Less valuation allowance                     (1,950,000)
                                                           -----------

               Net deferred tax assets                     $        --
                                                           ===========

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 7- INCOME TAXES - continued

The Company's tax expense (benefit) differs from the "expected" tax expense for the period ended December 31, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                    2003              2002
                                                ---------        ---------
         Statutory rate applied to loss
            before income taxes                 $(357,000)       $ (21,000)
         State income taxes, net of
               federal income tax effect          (53,000)         (19,000)
            Changes in valuation allowance of
              deferred tax asset                  410,000          140,000
                                                ---------        ---------
                                                $      --        $      --
                                                =========        =========

NOTE 8- RELATED PARTY TRANSACTIONS

During 2002, the Company entered into an agreement with a company owned by the principle shareholder to subcontract certain of its employees for $5,000 per week. This revenue approximated $150,000 during 2002 and is included in other income (expense). The Company did not subcontract its employees in 2003.

During 2002, the Company performed services in the ordinary course of business for a company in which it has an ownership interest. The Company recognized $35,375 during 2002 in connection with these services.

During the year 2001, and after expiration of its lease for office space, the Company was provided with office space on a rent-free basis from a related party. The Company recorded the value of the rent of $6,620 and $6,618 as a capital contribution for the years ended December 31, 2003 and 2002, respectively.

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 9- STOCK OPTIONS AND COMPENSATION PLAN

Stock Compensation Plan
-----------------------

On October 10, 2000, the Company adopted the "Year 2000 Equity Compensation Plan." The Company registered the plan on November 16, 2000. The Company's stock compensation plan provides that officers, directors, employees and consultants may be granted shares of common stock. Under the plan, the options granted are qualified stock options, and the total common stock that may be granted is 5.4 million shares after the stock split. Under the plan, 1,500,000 and zero shares were granted for the years ended December 31, 2003 and 2002. Using the Black-Scholes model, the Company recorded $18,720 of additional compensation expense in 2003 for the options issued for consulting services.

In accordance with SFAS 123, for options issued to employees, the Company has elected to account for these stock options under APB No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation costs have been recognized for options issued under the plan as of December 31, 2003 and 2002 as all shares granted were subsequently exercised or cancelled in 2003 and no options were granted during 2002.

Stock Options
-------------

On December 18, 2000, the Company adopted the "Non-qualified Stock Option Plan". This plan provides that key advisors who perform services for the Company or its subsidiaries and non-employee members of the board of directors of the Company may be granted non-qualified stock options. Under the Non-qualified Stock Option Plan, the total number of shares of common stock that may be granted is 2,000,000 shares. No options were granted under the plan during 2003 and 2002. For stock options issued to non-employees, the Company complies with regulations in accordance with SFAS No. 123. No options were exercised during 2003 or 2002.

Changes during the year are presented as follows:
                                                                     Weighted
                                                                      Average
         Stock Options                       Number of Options    Exercise Price
         -------------                       -----------------    --------------

         Balance - January 1, 2003                 940,000            $   0.80
         Granted                                 1,500,000                0.10
         Exercise                                 (600,000)               0.00
         Forfeited                                      --               (0.10)
         Cancelled                                (900,000)              (0.10)
         Expired                                  (400,000)              (0.88)
                                                ----------            --------
         Balance - December 31, 2003               540,000                0.75
                                                ==========            ========

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 9- STOCK OPTIONS AND COMPENSATION PLAN - continued

The following table summarizes information about stock options outstanding at December 31, 2003:

                            OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
              --------------------------------------------      -----------------------------
                                 Weighted         Weighted                           Weighted
Range of        Number            Average         Average         Number             Average
Exercise      Outstanding       Remaining         Exercise     Exercisable at        Exercise
  Price        at 12/31/03   Contracted Life      Price          12/31/03             Price
  -----        -----------   ---------------      -----          --------             -----
    0.75          540,000            7            $ 0.75           540,000           $ 0.75

NOTE 10- WARRANTS

On April 1, 2000, the Company granted warrants to purchase 600,000 shares of common stock for consulting services rendered during the year 2000, at an average exercise price of $1.00 per share with an expiration date of May 31, 2005. During January 2001, the Company granted warrants to purchase 557,452 shares of common stock for consulting services rendered during the year 2001, at an average exercise price of $0.89 per share. No warrants were exercised at December 31, 2003 or 2002.

On October 7, 2003, the Company issued 2,377,500 warrants in connection with a private offering that was closed on July 25, 2003. The warrants have an exercise price $0.25 per share with an expiration date of May 15, 2006. Since these warrants are in connection with shares issued no additional entries are required.

Changes during the year are presented as follows:

                                                                                    Weighted
                                                                    Common           Average
                                           Number of Warrants       Stock         Exercise Price
                                           ------------------       -----         --------------

         Balance at January 1, 2003            1,157,452          1,157,452          $    .89
         Granted                               2,377,500          2,377,500               .25
         Exercised                                    --                 --                --
         Forfeited                                    --                 --                --
                                               ---------          ---------          --------
         Balance at December 31, 2003          3,534,952          3,534,952          $   0.46
                                               =========          =========          ========

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 10- WARRANTS - continued

The following table summarizes information about warrants outstanding at December 31, 2003:

                            WARRANTS OUTSTANDING                WARRANTS EXERCISABLE
               ------------------------------------------    ----------------------------
                                 Weighted       Weighted                         Weighted
Range of         Number           Average        Average        Number           Average
Exercise       Outstanding       Remaining       Exercise    Exercisable at      Exercise
  Price        at 12/31/03    Contracted Life     Price        12/31/03           Price
--------       ------------   ----------------   --------    -----------         --------
0.75 - 1.25      1,157,452              1         0.89        1,157,452            0.89
0.25             2,377,500            2.5         0.25        2,377,500            0.25

NOTE 11- LOSS ON TERMINATION OF INVESTMENT IN LIMITED PARTNERSHIP

The Company had a 20.68% limited partnership interest in Paris Health Services, Ltd. Effective December 31, 2003, Paris Health Services, Ltd., abandoned its operations and the Company recorded a loss on this investment totaling approximately $258,000.

NOTE 12- LITIGATION

The Company hired Donald Kirshner as the President of its Entertainment Division in July 2003 and the Company entered into an employment agreement with Mr. Kirshner. Mr. Kirshner resigned as the President of the Entertainment Division effective as of October 7, 2003. By entering into the employment agreement, the Company believed that it had purchased the right to use the Donald Kirshner's name and likeness for a period of two years. However, Mr. Kirshner has stated that he does not agree with the Company's position that it has the right to use his name and likeness. As such, there may be litigation regarding the Company's right to use Mr. Kirshner's name and likeness and other matters directly or indirectly related to Mr. Kirshner's association and employment with the Company. The financial statements do not include any potential accrual of a liability as a result of this uncertainty.

NOTE 13  SUBSEQUENT EVENTS

The Company is discussing issuing approximately 840,000 options to directors, officers and consultings for services provided. The Board of Directors still has not approved this event and therefore no transactions have yet to be recorded.

The Company is considering repricing an aggregate of 540,000 options that had been issued to employess under the Year 2000 Plan. The options will be repriced from $0.75 per share to $0.10 per share. All of the shares will be fully vested and expire on the same term as the original shares. The Board of Directors still has not approved this event and therefore no transactions have yet to be recorded.

          KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 13  SUBSEQUENT EVENTS - continued

In January 2004, the Securities and Exchange Commission commenced an informal investigation of the Company. At this time, no estimates can be made as to the outcome of this investigation.