Form 10QSB
period 2004-03-31
KIRSHNER ENTERTAINMENT & TECHNOLOGIES INC
filed 2004-11-02
CIK 1042463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004
                                                    --------  ----

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from________to______________

         Commission file number 0-24977

                   KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC.
                      (Exact name of small business issuer)

                   Florida                                65-1053546
     ---------------------------------              ----------------------
       (State or other Jurisdiction                     (IRS Employer
     of incorporation or organization)              Identification Number)

                        5200 N.W. 33rd Avenue, Suite 215
                          Ft. Lauderdale, Florida 33309
                    (Address of principal executive offices)


                                 (954) 938-8010
                         (Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practicable date: As of March 31, 2004, there were 35,906,553 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION                                             PAGE

Item 1.  Financial Statements:

Consolidated Balance Sheet as of March 31, 2004 (unaudited)                  3
Consolidated Statements of Operations for the Three Months Ended
March 31, 2004 and 2003 (unaudited)                                          5
Consolidated Statements of Changes in Stockholders' Equity (unaudited)       6
Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2004 and 2003 (unaudited)                                          7
Notes to Consolidated Financial Statements                                   8

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                       10

Item 3. Disclosure Controls and Procedures                                  16

PART II- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                    17

Signatures                                                                  18

Item 1. Financial Statements

          KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (Unaudited)


                                Assets


Current assets
          Cash                                                        $ 12,232
          Accounts receivable                                            3,984
             Prepaid expenses                                               --
                                                                      --------
          Total current assets                                          16,216

Property and equipment, net                                             26,271

Intangible assets, net                                                   3,215

Other assets
   Deposits                                                                 --
   Investments in limited partnership-related party                         --
   Due from related party                                                   --
                                                                      --------

         Total Assets                                                 $ 45,702
                                                                      ========

  The accompanying footnotes are an integral part of the financial statements.

          KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (Unaudited)

                      Liabilities and Stockholders' Equity




Current liabilities:
          Accounts payable                                        $    50,050
            Accrued expenses                                               --
          Accrued interest                                             46,904
          Deferred revenue                                             25,178
            Due to related parties                                    210,000
                                                                  -----------

Total current liabilities                                             332,132

Stockholders' (deficit) equity
Preferred stock, no par value, 10,000,000
shares authorized; no shares issued and outstanding                        --
Common stock, $0.0005 par value, 150,000,000
shares authorized; 35,906,553 shares issued
and 35,856,553 shares outstanding                                      17,953
Additional paid in capital                                          5,545,514
Accumulated deficit                                                (5,837,396)
                                                                  -----------
Less: Treasury stock, 50,000 shares at cost                           (12,500)
                                                                  -----------
Stockholders' deficit                                                (286,429)
                                                                  -----------
Total liabilities and stockholders' deficit                       $    45,702
                                                                  ===========


  The accompanying footnotes are an integral part of the financial statements.

          KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three months ended
                                                              March 31,
                                                       ---------------------
                                                          2004        2003
                                                       ---------   ---------
Income
Sales, net of returns                                  $  24,598   $  17,424
                                                       ---------   ---------

Expenses
          Salaries                                         7,684      66,996
          Consulting                                      10,000       5,775
          Professional fees                                   --      10,613
          Insurance                                           --      11,174
          Marketing and advertising                           --       5,032
          Rent                                             4,917       1,655
          Other general and administrative expenses        4,286      12,582
          Depreciation and amortization                    6,218      16,976
                                                       ---------   ---------
                 Total Expenses                           33,105     130,803

Other income (expense)
          Other income                                    65,867      60,516
          Interest expense                                (3,000)     (6,399)
                                                       ---------   ---------
Net income (loss)                                      $  54,360   $ (59,262)

Loss per share
Net income (loss) per common share                     $   0.002   $  (0.003)
                                                       =========   =========


  The accompanying footnotes are an integral part of the financial statements.

          KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                         Additional                Common stock
                                    Common Stock          Paid in     Accumulated  Stock to be     Treasury Stock
                                 Shares      Amount       Capital       Deficit       Issued     Shares      Amount        Total
                               ----------   ---------   -----------  -----------   -----------   ------   -----------   -----------

Balance December 3l, 2003      28,103,851   $  14,051   $ 4,969,416   (5,891,757)  $   570,000   50,000   $   (12,500)  $  (350,790)

Common Stock
 issued under obligation        7,702,702   $   3,851   $   566,149           --      (570,000)      --            --   $        --
Common stock issued for cash      100,000          50         9,950           --            --       --            --   $    10,000

Net income                             --          --            --       54,360            --       --            --   $    54,360
                               ----------   ---------   -----------  -----------   -----------   ------   -----------   -----------

Balance March 31, 2004         35,906,553   $  17,953   $ 5,545,514  $(5,837,397)  $        --   50,000   $   (12,500)  $  (286,430)
                               ==========   =========   ===========  ===========   ===========   ======   ===========   ===========


  The accompanying footnotes are an integral part of the financial statements.

          KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                            Three months ended
                                                                 March 31,
                                                          ---------------------
                                                             2004        2003
                                                          --------     --------
Cash flows from operating activities:
          Net Income (Loss)                               $ 54,360     $(59,262)
Adjustments to reconcile net loss to net cash
   used in operating activities:
Depreciation and amortization                                6,218       16,976
Capital contributed as rent                                     --        1,655
Capital contributed as salary                                   --       10,000
Common stock issued for services                                --           --
(Increase) decrease in:
     Accounts receivable                                    22,580       12,358
     Prepaid expenses                                           --      (15,860)

Increase (decrease) in:
   Accounts payable                                        (96,360)      12,358
   Accrued expenses                                             --         (215)
   Deferred income                                         (24,598)     (12,509)
                                                          --------     --------
Net cash used in operating activities                      (37,800)     (46,857)
                                                          --------     --------

Cash flow from financing activities:

   Proceeds from notes payable-related party                20,000       40,000
   Proceeds from common stock to be issued                  10,000           --
                                                          --------     --------
Net cash provided by financing activities                   30,000       40,000
                                                          --------     --------
Net decrease in cash                                        (7,800)      (6,857)
Cash, beginning of the period                               20,032       19,079
                                                          --------     --------
Cash, end of the period                                   $ 12,232     $ 12,222
                                                          ========     ========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
          Interest                                        $     --     $     94
                                                          ========     ========


  The accompanying footnotes are an integral part of the financial statements.

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. & Subsidiaries
                           F/K/A/ HBOA HOLDINGS, INC.

NOTE 1 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the audited financial statements for Kirshner Entertainment & Technologies, Inc. f/k/a HBOA Holdings, Inc. (the "Company") for the fiscal year ended December 31, 2003, which are included in its Annual Report on Form 10- KSB for fiscal 2003 . In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of operating results to be expected for a full year. The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-KSB for the fiscal year ended December 31, 2003. Effective as of July 18, 2003, the Company changed its name from HBOA Holdings, Inc. to Kirshner Entertainment & Technologies, Inc. and increased its authorized common stock from 25 million shares to 150 million shares. These changes were approved by the Company's Board of Directors and a majority of the Company's shareholders effective as of June 9, 2003 . The Company filed a definitive information statement with the Securities and Exchange Commission on June 23, 2003 pursuant to Section 14C of the Exchange Act.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assumes the continuity of the Company as a going concern. However, during the years ending December 3 1 , 2003 and 2002, the Company has experienced, and continues to experience, certain going concern and liquidity problems. The Company has incurred net losses of $1,247,625 and $403,713 for the years ended December 31, 2003 and 2002, respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans with regard to these matters include raising working capital to assure the Company's viability through private equity offerings, debt financing, or through the acquisition of new business or private ventures. The eventual outcome of the success of management's plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - STOCKHOLDER'S EQUITY

The Company issued 100,000 shares of common stock to an investor in the July 2003 private placement offering.

NOTE 4 - OTHER INCOME

During 2004, the Company recuperated various cost associated with an investment it had written off during fiscal year 2003.

NOTE 5 - SUBSEQUENT EVENTS

In 2004, the Company will issue warrant certificates to each purchaser of shares in the July 2003 offering in the aggregate amount of 2,477,500 warrants. Each warrant is exercisable into one share of common stock at an exercise price of $.25 per share. The warrant certificates were to be issued at the same time as the shares purchased in the July 2003 offering but were inadvertently not issued at such time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING INFORMATION HAS BEEN DERIVED FROM OUR FINANCIAL STATEMENTS AND SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED IN PART 1 -ITEM 1 OF THIS 10-QSB. THE DISCUSSION FOLLOWING CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH UNDER THE SECTION ENTITLED "RISK FACTORS" UNDER MATERIAL CHANGES IN FINANCIAL CONDITION, RESULTS OF OPERATIONS AND LIQUIDITY HEREIN.

WE CAUTION READERS THAT THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE HEREOF. WE HEREBY EXPRESSLY DISCLAIM ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY SUCH STATEMENTS TO REFLECT ANY CHANGE IN OUR EXPECTATIONS OR ANY CHANGES IN EVENTS, CONDITIONS, OR CIRCUMSTANCES ON WHICH SUCH STATEMENTS ARE BASED.

OVERVIEW

We had two divisions: (1) our Entertainment Division and (2) our Technology Division. Our Technology Division consists of our Aerisys, Inc. Intellectual Community for Schools business. Effective March 31, 2004, we discontinued our Entertainment Division because we were unsuccessful in attracting a suitable candidate to operate that division. The entertainment Division did not have any assets liabilities equity or operations up through March 31, 2004. We continue to operate only our Aerisys Intelligent Community for Schools division.

RESULTS OF OPERATIONS

Sales, net of returns, were $24,598 during the three months ended March 31, 2004 compared to $17,424 during the three months ended March 31, 2003. Substantially all of these sales were generated from sales of the Aerisys Intelligent Community for Schools. All of the sales for the three months ended March 31, 2004 represent revenue that had been deferred. Expenses were $33,105 during the three months ended March 31, 2004 and $130,803 during the three months ended March 31, 2003 . The expenses that decreased the most during the three months ended March 31, 2004 compared with the prior period in fiscal 2003 were (i) salaries, which decreased by $59,312, (2) professional fees, which decreased by $10,613 and (iii) other general and administrative expenses decreased by decreased by $8,296. During the three months ended March 31, 2003, we had a loss in other income of $65,867 from services rendered to related parties.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, we had cash on hand of $12,232. Because there is extremely limited capital, we may not be able to continue our business operations and are actively searching for other sources of capital. Our capital requirements have been and will continue to be significant due to, among other things, the expenses that we need to incur to develop our Aerisys Intelligent Community product. At the present time, we do not have any extensive capital commitments. We only have normal operating business costs, which consist of (i) salary to one employee, (ii) consulting fees, and (iii) fees to our lawyers and accountants. We do not plan on making any new purchases of plant or equipment or hiring any additional employees at this time. During the three months ended March 31, 2004, we used $ 37,800 in operating activities and received $30,000 in financing as a result of a loan from Gary Verdier, our founder, Chairman and President and proceeds from a private placement of our securities. We did not use any funds in investing activities.


                                  RISK FACTORS

In evaluating our business, the following risk factors should be considered:

WE HAVE SIGNIFICANT WORKING CAPITAL NEEDS AND IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, WHEN NEEDED, WE MAY NOT HAVE SUFFICIENT CASH FLOW TO RUN OUR BUSINESS.

As of March 31, 2004, we had cash on hand of $12,232. During the past five years, Mr. Verdier, our Chairman, President and founder, has advanced an aggregate of $ 993,645 to us. However, Mr. Verdier has stated that he will no longer continue to fund our business and if we cannot locate other sources of capital, we may not be able to continue our business. If we do not have sufficient cash on hand, we may be required to file a petition for Chapter 11 or enter into some liquidation or reorganization proceeding.

WE PROBABLY WILL NOT GENERATE SIGNIFICANT REVENUES IN FISCAL 2004.

During fiscal 2004, we hope to continue to generate revenues from the sale of our Aerisys Intelligent Community to schools. As of March 31 , 2004, we had contracts with five private schools. However, there can be no assurances that we will obtain contracts to provide services at other schools or that we will generate revenues from these agreements.

WE HAVE A HISTORY OF OPERATING LOSSES, A GOING CONCERN QUALIFICATION AND EXPECT TO INCUR FUTURE LOSSES.

We have a net income of $54,360 during the three ended March 31, 2004 compared to a net loss of $59,262 for the three months ended March 31, 2003. Although we had net income for the period, the footnotes to our financial statements for the three months ended March 31, 2004 include an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern, which may make it more difficult for us to raise additional capital. We do not anticipate that we will earn a profit during the 2004 fiscal year due, in part to our inability to generate revenue to cover our operating costs.

THE MARKET WE SERVE IS HIGHLY COMPETITIVE AND MANY OF OUR COMPETITORS HAVE MUCH GREATER RESOURCES.

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

THE GROWTH IN DEMAND FOR OUR AERISYS INTELLIGENT COMMUNITIES(TM) IS HIGHLY UNCERTAIN.

As of March 31, 2004, we have signed contracts with five schools which are multi-year contracts. However, it is difficult to predict if any additional schools will want to purchase our product. The market for providing private, branded intranets to K-12 schools is competitive. It is unclear if we will be able to distinguish ourselves from our competitors.

WE FACE RISKS RELATED TO INTELLECTUAL PROPERTY RIGHTS.

Our success in our Aerisys Intelligent Community business depends on our internally developed technologies and other intellectual property. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property or trade secrets without authorization. In addition, it is possible that others may independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer. In the future, we may have to resort to litigation to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. This type of litigation, regardless of its outcome, could result in substantial costs and diversion of management and technical resources. We may receive in the future notices of claims of infringement of other parties' proprietary rights. Infringement or other claims could be made against us in the future. Any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms or at all. If a successful claim of product infringement were made against us, it could have a material adverse effect on our business.

OUR LIABILITY FOR INFORMATION RETRIEVED FROM THE WEB.

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

The success of our Aerisys Intelligent Community (TM) depends on the adoption of Internet-based business software solutions by schools. Our business could suffer dramatically if Internet-based solutions are not accepted or perceived to be effective. The growth of Internet-based business software solutions could also be limited by: concerns over transaction security and user privacy; inadequate network infrastructure for the entire Internet; and inconsistent performance of the Internet. We cannot be certain that this market will continue to grow or to grow at the rate we anticipated.

RELIABILITY OF WEB SITES AND TECHNOLOGY; RISK OF CAPACITY CONSTRAINTS.

The performance, reliability and availability of our web sites, systems and network infrastructure will be critical to our business and our ability to promote our business for our Intelligent Communities(TM) Our web sites are hosted by a server owned and operated by a third party, limiting the extent to which we will have control over, or the ability to cure, technical problems, which may arise. Any systems problems that result in the unavailability of our web sites or interruption of information or access of information to members through the web sites would diminish their effectiveness as a means of promoting our business. If the volume of traffic on our web sites is greater than anticipated, we will be required to expand and upgrade our web sites and related infrastructure. Although we intend that our systems will be designed for scalability, the can be no assurance that the systems will be fully scalable. Any inability to add additional software and hardware to accommodate increased usage may cause unanticipated systems disruptions and degradation in levels of service to customers. There can be no assurance that we will be able to effectively upgrade and expand our web sites in a timely manner or to integrate smoothly any newlydeveloped or purchased technology with its existing systems. Any inability to do so would have a material adverse effect on our business, prospects, financial condition and results of operations.

SECURITY RISKS.

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

GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES.

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

In January 2004, the SEC commenced an informal inquiry of our company. As of November 1, 2004 we are not certain of the status of the investigation.

RAPID TECHNOLOGICAL CHANGE.

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

ADDITIONAL SHARES ELIGIBLE FOR FUTURE SALE

Our Articles of Incorporation authorize the issuance of up to 150 million shares of common stock and 10 million shares of preferred stock. As of March 31, 2004, we had 35,906,553 shares of our common stock issued and outstanding. The issuance of additional shares of our common stock or preferred stock is solely within the discretion of our Board of Directors. The issuance of a substantial number of additional shares of common or preferred stock will result in dilution to existing shareholders.

NO DIVIDENDS.

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

ABSENCE OF PUBLIC MARKET; RESTRICTIONS ON TRANSFERABILITY.

Our shares presently trade in the "pink sheets". They formerly traded on the OTC Bulletin Board but, due to our failure to timely file our Exchange Act reports with the SEC, our securities were delisted from the OTC Bulletin Board in March, 2004. We intend to have our securities included for trading on the OTC Bulletin Board once again after we file all of our delinquent reports but we cannot make any assurances that this will occur. Securities trading on the OTC Bulletin Board, and to a greater extent in the "pink sheets", generally attract a smaller number of market makers and a less active public market and may be subject to significant volatility. Factors such as our ability to (i) generate revenues from our existing contracts and locate new customers, (ii) to raise additional capital and(iii) other risk factors listed in this Form 1 0-QSB could have a material effect on the price of our common stock.

ITEM 3.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this Quarterly Report on Form 10-QSB, we adopted and have now implemented a new policy of internal controls and procedures. Based upon our adoption and implementation of this new policy, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are now effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         (a) Not Applicable.
         (b) Not Applicable.
         (c) Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A. Exhibits

31.1 Certification of Gary Verdier, Chief Executive Officer and Chief Operating Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of Harvey Judkowitz, Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of Gary Verdier, Chief Executive Officer and Chief Operating Officer, Pursuant to 18 U.S.C. Section 1350.

32.2 Certification of Harvey Judkowitz, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350.

B. Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three month period ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 1, 2004              KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC.



                                    By: /s/ HARVEY JUDKOWITZ
                                        ----------------------------------------
                                        Harvey Judkowitz Chief Financial Officer
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)