Form 10QSB
period 2004-06-30
KIRSHNER ENTERTAINMENT & TECHNOLOGIES INC
filed 2004-11-02
CIK 1042463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    For the transition period from________to______________

                         Commission file number 0-24977

                   KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC.
                   -------------------------------------------
                      (Exact name of small business issuer)

            Florida                                    65-1053546
            -------                                    ----------
  (State or other Jurisdiction              (IRS Employer Identification Number)
of incorporation or organization)

                        5200 N.W. 33rd Avenue, Suite 215
                          Ft. Lauderdale, Florida 33309
                          -----------------------------
                    (Address of principal executive offices)


                                 (954) 938-8010
                                 --------------
                         (Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                         Yes [ ]          No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practicable date: As of June 30, 2004, there were 36,256,553 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1 . Financial Statements:

Consolidated Balance Sheet as of June 30, 2004 (unaudited).................... 3
Consolidated Statements of Operations for the Six Months Ended
June 30, 2004 and 2003 (unaudited)............................................ 5
Consolidated Statements of Changes in Stockholders' Equity (unaudited)........ 6
Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2004 and 2003 (unaudited) ........................................... 7
Notes to Consolidated Financial Statements ................................... 8

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations......................................................... 9

Item 3. Disclosure Controls and Procedures....................................15

PART II- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K......................................16

Signatures....................................................................17

Item 1.  Financial Statements

          KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2004
                                  (Unaudited)


                                     Assets



Current assets
          Cash                                                      $  7,609
          Accounts receivable                                          1,308
          Prepaid expenses                                             5,000
                                                                    --------
Total current assets                                                  13,917

Property and equipment, net                                               --
Intangible assets, net                                                    --
                                                                    --------

Other assets
   Deposits                                                               --
   Investments from limited partnership-related party                     --
   Due from related party                                                 --
                                                                    --------
                                                                          --
                                                                    --------
          Total Assets                                              $ 13,917
                                                                    ========

  The accompanying footnotes are an integral part of the financial statements.

          KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2004
                                   (Unaudited)


                      Liabilities and Stockholders' Equity




Current liabilities:
          Accounts payable                                       $    50,421
          Accrued expenses                                            50,000
          Accrued interest                                                --
          Due to related parties                                     228,500
          Deferred revenue                                                --
          Other current liabilities                                       --
                                                                 -----------

Total current liabilities                                            328,921

Stockholders'(deficit) equity
Preferred stock, no par value, 10,000,000
shares authorized; no shares issued and outstanding
Common stock, $0.0005 par value, 150,000,000
shares authorized; 36,256,553 shares issued
and 36,206,553 shares outstanding                                     18,128
Additional paid in capital                                         5,548,839
Accumulated deficit                                               (5,869,471)
                                                                 -----------
                                                                    (302,504)
Less: Treasury stock, 50,000 shares at cost                          (12,500)
                                                                 -----------
Stockholders' deficit                                               (315,004)
                                                                 -----------
Total liabilities and stockholders' deficit                      $    13,917
                                                                  ===========

          KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three months ended       Six months ended
                                                           June 30,                 June 30,
                                                       2004        2003         2004        2003
                                                      -------    ---------    --------    ---------
Income
Sales, net of returns                                 $23,945    $  16,972    $ 48,543    $  34,396

Expenses
          Salaries                                      7,810       97,599      15,494      164,595
          Consulting                                   18,671       21,732      28,671       27,507
          Professional fees                            15,371       70,970      15,371       81,583
          Insurance                                       454       10,276         454       21,450
          Marketing and advertising                        --        4,630          --        9,662
          Rent                                          2,849        1,655       7,766        3,310
          Other general and administrative expenses     6,500       15,993      10,786       28,575
          Depreciation and amortization                 2,707       16,977       8,925       33,953
                                                      -------    ---------    --------    ---------
                                                       54,362      239,832      87,467      370,635
     Other income (expense)
          Other income                                  1,717       40,000      67,854      100,516
             Interest expense                          (3,374)      (6,906)     (6,374)     (13,305)
                                                      -------    ---------    --------    ---------
     Net income (loss)                                $32,074    $(189,766)   $(22,286)   $(249,028)
     Loss per share
         Net income (loss) per common share           $ 0.001    $  (0.009)   $ (0.001)   $  (0.011)
                                                      =======    =========    ========    =========

          KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                               Common
                                                Additional                     Stock
                            Common Stock         Paid in      Accumulated      to be         Treasury Stock
                         Shares       Amount      Capital       Deficit        Issued       Shares     Amount        Total
                       ----------    -------    ----------    -----------     -------       ------    --------     ---------
Balance
 December 3l, 2003     28,103,851    $14,051    $4,969,416    $(5,891,757)    $ 570,000     50,000    $(12,500)    $(350,790)
Common Stock issued
 under obligation       7,702,702      3,851       566,149             --      (570,000)        --          --     $      --
Common stock issued
 for cash                 100,000         50         9,950             --            --         --          --     $  10,000
Common Stock issued
 for services             350,000        175         3,325             --            --         --          --     $   3,500

 Net income                    --         --            --         22,286            --         --          --     $  22,286
                       ----------    -------    ----------    -----------     -------       ------    --------     ---------

Balance
 June 30, 2004         36,256,553    $18,128    $5,548,839    $(5,869,471)    $      --     50,000    $(12,500)    $(315,004)
                       ==========    =======    ==========    ===========     =======       ======    ========     =========

          KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Six months ended June 30,
                                                     -------------------------
                                                        2004          2003
                                                      --------     ---------
Cash flows from operating activities:
          Net income (loss)                           $ 22,286     $(249,028)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Depreciation and amortization                        35,704        33,952
   Common stock issued for services                      3,500            --
 Changes in asset and liability accounts:
  (Increase) decrease in:
     Accounts receivable                                25,257            --
      Prepaid expenses                                  (5,000)     (181,078)
      Deposits                                              --            20
 Increase (decrease) in:
   Accounts payable                                    (67,804)       72,955
   Accrued expenses                                    (25,091)       19,188
  Deferred income                                      (49,776)       24,607
                                                      --------     ---------
Net cash used in operating activities                  (60,923)      (67,537)

Cash flow from financing activities:
    Capital contributed as rent                             --         3,310
    Capital contributed as salary                           --        20,000
     Proceeds from notes payable-related party          35,000        80,000
     Proceeds from common stock issued                  13,500            --
                                                      --------     ---------
 Net cash provided by financing activities              48,500        79,930
                                                      --------     ---------
 Net (decrease) increase in cash                       (12,423)       12,393
Cash, beginning of the period                           20,032        19,079
                                                      --------     ---------
Cash, end of the period                               $  7,609     $  31,472
                                                      ========     =========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
          Interest                                    $     --     $      94
                                                      ========     =========

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. & SUBSIDIARIES
                           F/K/A/ HBOA HOLDINGS, INC.

NOTE 1 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the audited financial statements for Kirshner Entertainment & Technologies, Inc. f/k/a HBOA Holdings, Inc. (the "Company") for the fiscal year ended December 31, 2003, which are included in its Annual Report on Form 10- KSB for fiscal 2003 . In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the three month period ended June 30, 2004 are not necessarily indicative of operating results to be expected for a full year. The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-KSB for the fiscal year ended December 31, 2003. Effective as of July 18, 2003, the Company changed its name from HBOA Holdings, Inc. to Kirshner Entertainment & Technologies, Inc. and increased its authorized common stock from 25 million shares to 150 million shares. These changes were approved by the Company's Board of Directors and a majority of the Company's shareholders effective as of June 9, 2003 . The Company filed a definitive information statement with the Securities and Exchange Commission on June 23, 2003 pursuant to Section 14C of the Exchange Act.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assumes the continuity of the Company as a going concern. However, during the years ending December 31, 2003 and 2002, the Company has experienced, and continues to experience, certain going concern and liquidity problems. The Company has incurred net losses of $1,247,625 and $403,713 for the years ended December 31, 2003 and 2002, respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. Management's plans with regard to these matters include raising working capital to assure the Company's viability through private equity offerings, debt financing, or through the acquisition of new business or private ventures. The eventual outcome of the success of management's plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 -

As of June 30, 2004 fixed asset were exchanged for outstanding notes payable to a related party at net book value.

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

RESULTS OF OPERATIONS

Sales, net of returns, were $23,945 during the three months and $48,543 during the six months ended June 30, 2004 compared to $16,972 during the three months and $34,396 during the six months ended June 30, 2003. All of these sales were generated from sales of the Aerisys Intelligent Community for Schools. Expenses were $54,362 and $87,467 during the three months and six months, respectively, ended June 30, 2004 and $239,832 and $370,635 during the three months and six months, respectively, ended June 30, 2003 . The expenses that decreased the most during the six months ended June 30, 2004 compared with the prior period in fiscal 2003 were (i) salaries, which decreased by $149,101, (2) professional fees, which decreased by $66,212 and (iii) other general and administrative expenses decreased by $17,789. During the three months ended March 31, 2003, we generated other income of $40,000 from services rendered to related parties.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, we had cash on hand of $ 7,609. Because there is extremely limited capital, we may not be able to continue our business operations and are actively searching for other sources of capital. Our capital requirements have been and will continue to be significant due to, among other things, the expenses that we need to incur to develop our Aerisys Intelligent Community product. At the present time, we do not have any extensive capital commitments. We only have normal operating business costs, which consist of (i) salary to one employee, (ii) consulting fees, and (iii) fees to our lawyers and accountants. We do not plan on making any new purchases of plant or equipment or hiring any additional employees at this time. During the six months ended June 30, 2004, we used $60,923 in operating activities and received $35,000 in financing as a result of a loan from Gary Verdier, our founder, Chairman and President. We did not use any funds in investing activities.

                                  RISK FACTORS

In evaluating our business, the following risk factors should be considered:

WE HAVE SIGNIFICANT WORKING CAPITAL NEEDS AND IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, WHEN NEEDED, WE MAY NOT HAVE SUFFICIENT CASH FLOW TO RUN OUR BUSINESS.

As of June 30, 2004, we had cash on hand of $ 7,609. During the past five years, Mr. Verdier, our Chairman, President and founder, has advanced an aggregate of $ 1,038,645 to us. However, Mr. Verdier has stated that he will no longer continue to fund our business and if we cannot locate other sources of capital, we may not be able to continue our business. If we do not have sufficient cash on hand, we may be required to file a petition for Chapter 11 or enter into some liquidation or reorganization proceeding.

WE PROBABLY WILL NOT GENERATE SIGNIFICANT REVENUES IN FISCAL 2004.

During fiscal 2004, we hope to continue to generate revenues from the sale of our Aerisys Intelligent Community to schools. As of June 30, 2004, we had contracts with five private schools. However, there can be no assurances that we will obtain contracts to provide services at other schools or that we will generate revenues from these agreements.

WE HAVE A HISTORY OF OPERATING LOSSES, A GOING CONCERN QUALIFICATION AND EXPECT TO INCUR FUTURE LOSSES.

We have minimal net income of $ 32,074 during the three months ended June 30, 2004 compared to a net loss of $ 189,766 for the three months ended June 30, 2003. However, the footnotes to our financial statements for the six months ended June 30, 2004 include an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern, which may make it more difficult for us to raise additional capital. We do not anticipate that we will earn a profit during the 2004 fiscal year due, in part to our inability to generate revenue to cover our operating costs.

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

THE GROWTH IN DEMAND FOR OUR AERISYS INTELLIGENT COMMUNITIES(TM) IS HIGHLY UNCERTAIN.

As of June 30, 2004, we have signed contracts with five schools which are multi-year contracts. However, it is difficult to predict if any additional schools will want to purchase our product. The market for providing private, branded intranets to K-12 schools is competitive. It is unclear if we will be able to distinguish ourselves from our competitors.

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

ADDITIONAL SHARES ELIGIBLE FOR FUTURE SALE

Our Articles of Incorporation authorize the issuance of up to 150 million shares of common stock and 10 million shares of preferred stock. As of June 30, 2004, we had 36,256,553 shares of our common stock issued and outstanding. The issuance of additional shares of our common stock or preferred stock is solely within the discretion of our Board of Directors. The issuance of a substantial number of additional shares of common or preferred stock will result in dilution to existing shareholders.

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

ABSENCE OF PUBLIC MARKET; RESTRICTIONS ON TRANSFERABILITY.

Our shares presently trade in the "pink sheets". They formerly traded on the OTC Bulletin Board but, due to our failure to timely file our Exchange Act reports with the SEC, our securities were delisted from the OTC Bulletin Board in March, 2004. We intend to have our securities included for trading on the OTC Bulletin Board once again after we file all of our delinquent reports but we cannot make any assurances that this will occur. Securities trading on the OTC Bulletin Board, and to a greater extent in the "pink sheets", generally attract a smaller number of market makers and a less active public market and may be subject to significant volatility. Factors such as our ability to (i) generate revenues from our existing contracts and locate new customers, (ii) to raise additional capital and(iii) other risk factors listed in this Form 10-QSB could have a material effect on the price of our common stock.

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

B. Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three month period ended June 30, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 1, 2004          KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC.



                                By: /s/ Harvey Judkowitz
                                    Harvey Judkowitz Chief Financial Officer
                                    (Duly Authorized Officer and
                                     Principal Financial Officer)