Form 10QSB
period 2004-09-30
KIRSHNER ENTERTAINMENT & TECHNOLOGIES INC
filed 2004-11-02
CIK 1042463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      September 30,  2004
                                       ---------------------------

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from________to______________

                         Commission file number 0-24977

                   KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC.
                   -------------------------------------------
                     ( Exact name of small business issuer)

            Florida                                  65-1053546
   --------------------------                   ---------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practicable date: As of September 30, 2004, there were 36,256,553 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION                                            PAGE
                                                                          ----

Item 1 . Financial Statements:

Consolidated Balance Sheet as of September 30, 2004 (unaudited) .......    3
Consolidated Statements of Operations for the Nine Months Ended
   September 30, 2004 and 2003 (unaudited) ............................    5
Consolidated Statements of Changes in Stockholders' Equity (unaudited) 6 Consolidated Statements of Cash Flows for the Nine Months Ended
   September 30, 2004 and 2003 (unaudited) ............................    7
Notes to Consolidated Financial Statements ............................    8

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations .................................................   9

Item 3. Disclosure Controls and Procedures ............................   15

PART II- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ..............................   16

Signatures ............................................................   17

Item 1. Financial Statements

          KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                  (Unaudited)


                                     Assets



Current assets
          Cash                                                      $ 12,920
          Accounts receivable                                         59,718
             Prepaid expenses                                           --
                                                                    --------

     Total current assets                                             72,638
                                                                    ========


Property and equipment, net                                             --

Intangible assets, net                                                  --

Other assets

   Deposits                                                             --
   Investments from limited partnership-related party                   --
   Due from related party                                               --
                                                                    --------
                                                                        --
                                                                    --------
                  Total Assets                                      $ 72,638
                                                                    ========



               The accompanying footnotes are an integral part of
                           the financial statements.

          KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (Unaudited)



                      Liabilities and Stockholders' Equity




Current liabilities:
          Accounts payable                                       $    45,421
          Accrued expenses                                            50,000
          Accrued interest                                              --
          Due to related parties                                     252,500
          Deferred revenue                                            66,906
                                                                 -----------
 Total current liabilities                                           414,827

Stockholders'(deficit) equity
Preferred stock, no par value, 10,000,000
shares authorized; no shares issued and outstanding                     --

Common stock, $0.0005 par value, 150,000,000
shares authorized; 36,256,553 shares issued
and 36,206,553 shares outstanding                                     18,128
Additional paid in capital                                         5,548,839
Accumulated deficit                                               (5,896,656)
                                                                 -----------
   Common stock to be issued                                            --
                                                                 -----------

                                                                    (329,689)
Less: Treasury stock, 50,000 shares at cost                          (12,500)
                                                                 -----------
Stockholders' deficit                                               (342,189)
                                                                 -----------
Total liabilities and stockholders' deficit                      $    72,638
                                                                 ===========


               The accompanying footnotes are an integral part of
                           the financial statements.

          KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three months ended,      Nine months ended,
                                                           September 30,            September 30,
                                                         2004         2003        2004          2003
                                                      ---------    ---------    ---------    ---------
Income
Sales, net of returns                                 $   8,244    $  13,948    $  56,787    $  48,103

Expenses
          Salaries                                        7,337      228,732       22,831      393,327
          Consulting                                      6,375        4,889       35,046       32,396
          Professional fees                              13,000      264,829       28,371      346,412
          Insurance                                        --         16,260          454       37,710
          Marketing and advertising                        --          2,640         --         12,302
          Rent                                            3,054        3,469       10,820        6,779
          Other general and administrative expenses       5,663       26,752       16,449       55,086
            Depreciation & amortization                    --         16,977        8,925       50,930
                                                      ---------    ---------    ---------    ---------
                                                         35,429      564,548      122,896      934,942
     Other income (expense)
          Other income                                     --           --        (67,854)     100,516
             Interest expense                              --         (7,478)       6,374      (20,783)
                                                      ---------    ---------    ---------    ---------



      Net loss                                        $ (27,185)   $(558,078)      (4,899)    (807,106)
                                                      =========    =========    =========    =========

     Net loss per common share                        $  (0.001)   $  (0.024)   $  (0.000)   $  (0.037)
                                                      =========    =========    =========    =========


                 The accompanying footnotes are an integral part
                          of the financial statements.

          KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                    Additional
                                             Common Stock            Paid in     Accumulated    Common Stock
                                         Shares        Amount        Capital       Deficit      to be Issued
                                       -----------   -----------   -----------   -----------    -----------
Balance December 3l, 2003               28,103,851   $    14,051   $ 4,969,416   $(5,891,757)   $   570,000

Common Stock issued under obligation     7,702,702         3,851       566,149          --         (570,000)
Common stock issued for cash               100,000            50         9,950          --             --
Common Stock issued for services           350,000           175         3,325          --             --
 Net loss                                     --            --            --          (4,899)          --
                                       -----------   -----------   -----------   -----------    -----------
Balance September 30, 2004              36,256,553   $    18,128   $ 5,548,839   $(5,896,656)   $      --
                                       ===========   ===========   ===========   ===========    ===========

[restubbed table]

                                             Treasury Stock
                                          Shares        Amount          Total
                                       -----------   -----------    -----------
Balance December 3l, 2003                   50,000   $   (12,500)   $  (350,790)

Common Stock issued under obligation          --            --      $      --
Common stock issued for cash                  --            --      $    10,000
Common Stock issued for services              --            --      $     3,500
 Net loss                                     --            --      $    (4,899)
                                       -----------   -----------    -----------
Balance September 30, 2004                  50,000   $   (12,500)   $  (342,189)
                                       ===========   ===========    ===========







                 The accompanying footnotes are an integral part
                          of the financial statements.

          KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Nine months ended
                                                              September 30,
                                                           2004          2003
                                                        ---------     ---------

Cash flows from operating activities:
          Net loss                                      $  (4,899)    $(807,106)
Adjustments to reconcile net loss to net cash
 used in operating activities:
Depreciation and amortization                              35,704        50,929
Common stock issued for services                            3,500       235,000
Changes in asset and liability accounts:
(Increase) decrease in:
     Accounts receivable                                  (33,153)      (39,323)
      Prepaid expenses                                       --        (126,519)
     Other assets                                            --           6,923
Increase (decrease) in:
   Accounts payable & accrued expenses                    (97,895)       29,689
   Deferred income                                         17,131         6,281
                                                        ---------     ---------
Net cash used in operating activities                     (79,612)     (603,909)
                                                        ---------     ---------

Cash flow from financing activities:
    Capital contributed                                      --          34,965
     Proceeds from notes payable-related party             62,500       163,645
     Proceeds from common stock issued                     10,000       427,750
                                                        ---------     ---------
Net cash provided by financing activities                  72,500       626,360
                                                        ---------     ---------
Net (decrease) increase in cash                            (7,112)       22,451
Cash, beginning of the period                              20,032        19,079
                                                        ---------     ---------
Cash, end of the period                                 $  12,920     $  41,530
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

RESULTS OF OPERATIONS

Sales, net of returns, were $ 8,244 during the three months and $56,787 during the nine months ended September 30, 2004 compared to $13,948 and $48,103 during the comparable periods in fiscal 2003.. All of these sales were generated from sales of the Aerisys Intelligent Community for Schools. Expenses were $35,429 and $122,896 during the three and nine months ended September 30, 2004, respectively, and $$564,548 and $934,942 during the comparable periods in fiscal 2003. The expenses that decreased the most during the three and nine months ended September 30, 2004 compared with the prior period in fiscal 2003 were (i) salaries, which decreased by $221,395 and $370,496,repsectively, (2) professional fees, which decreased by $251,829 and $318,041, respectively, and
(iii) other general and administrative expenses decreased by $21,089 and $38,637, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had cash on hand of $ 12,920. Because there is extremely limited capital, we may not be able to continue our business operations and are actively searching for other sources of capital. Our capital requirements have been and will continue to be significant due to, among other things, the expenses that we need to incur to develop our Aerisys Intelligent Community product. At the present time, we do not have any extensive capital commitments. We only have normal operating business costs, which consist of (i) salary to one employee, (ii) consulting fees, and (iii) fees to our lawyers and accountants. We do not plan on making any new purchases of plant or equipment or hiring any additional employees at this time. During the three and nine months ended September 30, 2004, we used $ 79,612 in operating activities and received $62,500 in financing as a result of a loan from Gary Verdier, our founder, Chairman and President. We did not use any funds in investing activities.


                                  RISK FACTORS

In evaluating our business, the following risk factors should be considered:

WE HAVE SIGNIFICANT WORKING CAPITAL NEEDS AND IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, WHEN NEEDED, WE MAY NOT HAVE SUFFICIENT CASH FLOW TO RUN OUR BUSINESS.

As of September 30, 2004, we had cash on hand of $12,920 . During the past five years, Mr. Verdier, our Chairman, President and founder, has advanced an aggregate of $ 1,102,645 to us. However, Mr. Verdier has stated that he will no longer continue to fund our business and if we cannot locate other sources of capital, we may not be able to continue our business. If we do not have sufficient cash on hand, we may be required to file a petition for Chapter 11 or enter into some liquidation or reorganization proceeding.

WE PROBABLY WILL NOT GENERATE SIGNIFICANT REVENUES IN FISCAL 2004.

During fiscal 2004, we hope to continue to generate revenues from the sale of our Aerisys Intelligent Community to schools. As of September 30 , 2004, we had contracts with five private schools. However, there can be no assurances that we will obtain contracts to provide services at other schools or that we will generate revenues from these agreements.

WE HAVE A HISTORY OF OPERATING LOSSES, A GOING CONCERN QUALIFICATION AND EXPECT TO INCUR FUTURE LOSSES.

We had minimal net loss of $27,185 during the three months ended September 30, 2004 compared to a net loss of $558,078 for the three months ended September 30, 2003. However, the footnotes to our financial statements for the nine months ended September 30, 2004 include an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern, which may make it more difficult for us to raise additional capital. We do not anticipate that we will earn a profit during the 2004 fiscal year due, in part to our inability to generate revenue to cover our operating costs.

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

THE GROWTH IN DEMAND FOR OUR AERISYS INTELLIGENT COMMUNITIES(TM) IS HIGHLY UNCERTAIN.

As of September 30, 2004, we have signed contracts with five schools which are multi-year contracts. However, it is difficult to predict if any additional schools will want to purchase our product. The market for providing private, branded intranets to K-12 schools is competitive. It is unclear if we will be able to distinguish ourselves from our competitors.

WE FACE RISKS RELATED TO INTELLECTUAL PROPERTY RIGHTS.

Our success in our Aerisys Intelligent Community business depends on our internally developed technologies and other intellectual property. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property or trade secrets without authorization. In addition, it is possible that others may independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer. In the future, we may have to resort to litigation to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. This type of litigation, regardless of its outcome, could result in substantial costs and diversion of management and technical resources. We may receive in the future notices of claims of infringement of other parties' proprietary rights. Infringement or other claims could be made against us in the future. Any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product delays or require us
                                       11
to develop non-infringing technology or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms or at all. If a successful claim of product infringement were made against us, it could have a material adverse effect on our business.

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

ADDITIONAL SHARES ELIGIBLE FOR FUTURE SALE

Our Articles of Incorporation authorize the issuance of up to 150 million shares of common stock and 10 million shares of preferred stock. As of September 30, 2004, we had 36,256,553 shares of our common stock issued and outstanding. The issuance of additional shares of our common stock or preferred stock is solely within the discretion of our Board of Directors. The issuance of a substantial number of additional shares of common or preferred stock will result in dilution to existing shareholders.

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

31.2 Certification of Harvey Judkowitz, Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of Gary Verdier, Chief Executive Officer and Chief Operating Officer, Pursuant to 18 U.S.C. Section 1350.

32.2 Certification of Harvey Judkowitz, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350.

B. Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three month period ended September 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 1, 2004        KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC.



                              By: /s/ Harvey Judkowitz
                                  ------------------------------------------
                                   Harvey Judkowitz Chief Financial Officer
                                   (Duly Authorized Officer and Principal
                                   Financial Officer)