Form 10KSB
period 2004-12-31
KIRSHNER ENTERTAINMENT & TECHNOLOGIES INC
filed 2005-03-31
CIK 1042463

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
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

                     Common Stock, par value $.005 per share
                                (Title of Class)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $12,385 on March 24, 2005 based upon the latest published average bid price at the close of the market on March 24, 2005, the most recently available bid date for the Registrant's Common Stock.

The approximate number of shares outstanding of the Registrant's common stock on March 24, 2005 was 3,625,655.

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

We caution readers that these forward-looking statements speak only as of the date hereof. We hereby expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any changes in events, conditions or circumstances on which such statements are based.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

As of December 31, 2004, we have one operating subsidiary, Aerisys Incorporated, a Florida corporation which is comprised of the Aerisys Intelligent Community(TM) services. During fiscal 2003, we had two divisions: our Entertainment Division and our Technology Division. Effective as of March 31, 2003, we decided to discontinue our Entertainment Division and our Technology Division, except for the Aerisys operations that continue on a limited basis. See "Business - Inactive and Discontinued Operations" on page 5.

AERISYS INTELLIGENT COMMUNITY SCHOOLS

We market and sell the Aerisys Intelligent Community(TM) to schools. The Aerisys Intelligent Community(TM ) is a web-based software program and private, browser-based intranet that allows schools to collaborate with parents and faculty each day on classroom homework, assignments, critical dates, team priorities and school news in a private forum. The network is branded to a private logo and color scheme for each school and Aerisys hosts the community for the schools. Parents can receive private or group messages from teachers and administrators, and schools are able to reduce paper costs.

As of December 31, 2004, we had six customers under multi-year contracts.

SALES AND MARKETING

During fiscal 2004, Aerisys targeted K-12 private and parochial schools because these schools had tuition payments that made our parent-based fee structure logical. Additionally, these schools typically are autonomous entities, able to make decisions and change technology without the review of a school board. We intend to follow the same marketing strategy in fiscal 2005.

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

We further expect that as the suppliers of other school products realize the market potential of school intranets, they may develop a solution to compete with ours. We expect that these current and future competitors will compete on price and service. If we are unable to compete, we may be required to cease operations entirely.

INACTIVE OPERATIONS

We formed our entertainment division in June 2003 and hired Donald Kirshner to serve as our Chief Executive Officer. After Mr. Kirshner resigned as Chief Executive Officer on October 7, 2003, we conducted a search for a new Chief Executive Officer but were unable to locate a viable candidate for the position. Accordingly, we discontinued all operations in our Entertainment Division in March 2003.

We believe that we purchased the right to use Donald Kirshner's name and likeness for a two-year period by entering into the employment agreement with Mr. Kirshner. We are not certain if Mr. Kirshner agrees with our position. Accordingly, that right will expire in May 2005.

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

On May 31, 2000, HBOA-DC was merged with and into our wholly owned subsidiary, HBOA.Com, Inc., a Florida corporation ("HBOA-FL"). In June 2000, we began to develop our application service provider business, in addition to HBOA's web site. On November 10, 2000, our shareholders approved our proposal to change our name from Mizar Energy Company to HBOA Holdings, Inc. and to change our state of incorporation from Colorado to Florida. In May 2001, we received a membership interest in PARIS Health Services, Ltd., which investment was restructured as an interest in a limited liability company in January 2002. Due to its financial difficulties, PARIS discontinued operations in the fourth quarter of 2003 and we recorded a loss of approximately $258,000.

Effective as of July 18, 2003, we changed our name to Kirshner Entertainment & Technologies, Inc. This change was approved by our Board of Directors and a majority of our shareholders effective as of June 9, 2003. We have one operating subsidiary, Aerisys Incorporated.

EMPLOYEES

As of December 31, 2004, we had one-part time employee and no full-time employees. Our part time employee provides technical services and support to our Aerisys customers. Gary Verdier, our Chief Executive Officer and Chairman, and Harvey Judkowitz, our Chief Financial Officer, also provide their services to our Company on a limited basis.

ITEM 2. DESCRIPTION OF PROPERTY

We utilize approximately 560 square feet of office space at 5200 NW 33rd Avenue, Suite 215, Ft. Lauderdale, Florida. This office space is provided to our company on a rent-free basis by Dundas Systems, Inc., a company that is owned by Gary Verdier, our Chief Executive Officer and majority shareholder. Dundas Systems leases the office space from an unrelated third party.

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

We entered into an employment agreement with Donald Kirshner in May 2003. Mr. Kirshner resigned from our Company, effective as of October 7, 2003. Although Mr. Kirshner had resigned, we believed that we had purchased the rights to use his name for a period of two years, expiring in May 2005. We do not know if Mr. Kirshner agrees with this position and he could commence litigation against us relating to our use of his name.

In January 2004, the SEC commenced an informal inquiry of our Company. At this time the company has not received any further information on this matter and are therefore uncertain of the status of the SEC's informal investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not hold any shareholder meetings in the fourth quarter of fiscal 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock began trading on the OTC Bulletin Board on October 5, 2000 under the symbol "MIZR". In November 2000, we changed our symbol to "HBOA" and in July 2003, we changed our symbol to "KSHR." The following are high and low bid quotations on the OTC Bulletin Board for the annual periods shown, which we obtained from the OTC Bulletin Board at www.otc.com. Such prices represent quotes or prices between dealers in securities and do not include retail markups, markdowns or commissions and may not represent actual transactions.

                                      HIGH                  LOW
PERIOD                                BID*                  BID*
-----------------------------------------------------------------
January 1, 2005-
March 24, 2005                        $.06                 $.009

First Quarter 2004                    $.085                $.02
Second Quarter 2004                   $.06                 $.01
Third Quarter 2004                    $.02                 $.003
Fourth Quarter 2004                   $.02                 $.002

First Quarter 2003                    $.07                 $.035
Second Quarter 2003                   $.17                 $.06
Third Quarter 2003                    $.24                 $.11
Fourth Quarter 2003                   $.17                 $.016

HOLDERS

As of March 24, 2005, we had approximately 245 holders of record of our common stock. These numbers do not include an indeterminate number of shareholders whose shares may be held by brokers in street name.

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

SHARES ISSUED DURING FISCAL 2004

Effective as of July 24, 2003, Dundas Systems, Inc. agreed to convert its $570,000 loan into 7,702,702 shares of our common stock at a conversion price of $0.07 per share. We issued these shares to Dundas Systems in May 2004 in reliance upon Section 4(2) of the Securities Act, because Dundas Systems was knowledgeable, sophisticated and had access to comprehensive information about us.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

During fiscal 2004, our only operating business was the Aerisys Intelligent Community services division.

RESULTS OF OPERATION

We were a development stage company during our first five years of operations, from December 11, 1996 through December 31, 2001. Beginning on January 1, 2002, we were no longer considered to be a development stage company. Sales, net of returns, were $79,089 during fiscal 2004, compared to sales, net of returns, were $56,515 during fiscal 2003, or an increase of approximately 40%. This increase is attributable to the increase in one contract, and the addition of one client. In fiscal 2004 and 2003 all of our sales were generated from the Aerisys Intelligent Community(TM) to schools.

Total expenses decreased to $ 108,233 during fiscal 2004 compared to total expenses of $ 1,140,809 in fiscal 2003, or a decrease of 92%. Total expenses consisted of salaries, consulting fees, professional fees, insurance, marketing and advertising, rent, general and administrative expenses and depreciation. The decrease was due to our having only one operating business, the Aerisys division.

We had a loss from operations of $ 29,144 during fiscal 2004 compared with a loss from operations of $ 1,084,294 during fiscal 2003 as a result of reduced expenses due to our having only one operating business.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, we had cash on hand of $18,549. Because we have limited capital, we may not be able to continue our business operations and are actively searching for other sources of capital.

As of March 24, 2005, we effected a reverse split of our issued and outstanding common stock on a 1 for 10 basis. Management believed that such restructuring might assist the Company in obtaining equity and/or debt financing or attracting potential acquisition candidates. As of the date of this Report, we have no current definitive agreements, arrangements or understandings with any third party/parties concerning such matters. We also believe that having the smaller number of shares outstanding may contribute to the development of a sustained trading market for our shares. Further, no assurances are given that the price per share of the Company's common stock post-split will remain at or above its post-split share price; often, when reverse stock splits are undertaken, the share price of the subject issuer falls below the initial post-stock split share price. In the event a transaction is not consummated with any party, we will require substantial additional capital to continue our Aerysis business, the availability of which no assurances are given. We have no current agreements, arrangements or understandings for financing. In the event that a material financing or other transaction is not effected shortly after the reverse split, we may have no alternative but to cease operations.

Our total current liabilities were $90,202 as of December 31, 2004, a decrease of $101,113 from fiscal 2003. Additionally, deferred income decreased to $44,604 as of December 31, 2004 compared to $49,776 on December 31, 2003. Because we have multi-year contracts with several of our schools for the Aerisys Intelligent Community, we must defer revenue until the year that the services are provided.

We have incurred net losses of $29,144 and $1,358,345 for the years ended December 31, 2004 and 2003, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. Management intends to keep its operating costs a minimum during the next fiscal year a quarter while it pursues possible financing while it seeks potential acquisition candidates, the success of which cannot be assured.

At the present time, we do not have any extensive capital commitments, other than certain operating costs, including but not limited to legal fees, accounting fees and transfer agent fees. We do not plan on making any new purchases of plant or equipment and any hiring of additional employees during the next twelve-month period.

RISK FACTORS

In evaluating our business, the following risk factors should be considered:

WE HAVE SIGNIFICANT WORKING CAPITAL NEEDS AND IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, WHEN NEEDED, WE MAY NOT HAVE SUFFICIENT CASH FLOW TO RUN OUR BUSINESS

As of December 31, 2004, we had cash of hand of $18,549. Due to our continuing severe liquidity constraints, we have not been able to engage in any meaningful operations. Our only source of revenues, Aerisys Intelligent Community(TM) ("Aerysis"), has limited operations and generates minimal revenues. We have not been able to expend any meaningful funds on expanding the business of Aerisys. Further, we have shareholder loans and other debts that we are unable to pay without raising additional capital from investors, the availability and success of which is doubtful under the current conditions. Our current Chief Executive Officer, Chairman and majority shareholder, Gary Verdier, has been providing funding to the Company. Mr. Verdier has indicated that he will not continue to provide any funding to the Company after the current fiscal quarter ending March 31, 2005 and the Company may be required to file a petition for Chapter 11 or enter into some other type of liquidation or reorganization proceedings if it could not locate other sources of capital. Without additional shareholder loans and with no current ability to attract any investment capital, the Company's future business prospects are bleak and we may have no alternative but to cease operations.

WE PROBABLY WILL NOT GENERATE SIGNIFICANT REVENUES IN FISCAL 2005

During fiscal 2005, we expect to only generate minimal revenues from the sale of our Aerisys Intelligent Community to schools. As of December 31, 2004, we had contracts with five private schools. However, there can be no assurances that we will obtain contracts to provide services at other schools or that we will generate material revenues from these agreements.

WE HAVE A HISTORY OF OPERATING LOSSES, A GOING CONCERN QUALIFICATION AND EXPECT TO INCUR FUTURE LOSSES

We have a net loss of $29,144 for the fiscal year ended December 31, 2004. The footnotes to our financial statements for the twelve months ended December 31, 2004 include an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern, which may make it more difficult for us to raise additional capital. We do not anticipate that we will earn a profit, during the 2005 fiscal year, due, in part to our inability to generate revenue to cover our operating costs.

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

THE GROWTH IN DEMAND FOR OUR AERISYS INTELLIGENT COMMUNITIES(TM) IS HIGHLY UNCERTAIN

As of December 31, 2004, we have contracts with five schools, which are multi-year contracts. However, it is difficult to predict if any additional schools will want to purchase our product. The market for providing private, branded intranets to K-12 schools is competitive. It is unclear if we will be able to distinguish ourselves from our competitors. Our lack of operating capital has prevented us from marketing our product and potentially increasing our revenues in any material manner. As a result we do not expect any material growth in demand for our product.

WE FACE RISKS RELATED TO INTELLECTUAL PROPERTY RIGHTS.

Our Aerisys operating subsidiary has internally developed technologies and other intellectual property. Despite our precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property or trade secrets without authorization. In addition, it is possible that others may independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, our business could suffer.

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

DEPENDENCE ON CAPITAL FROM GARY VERDIER; POSSIBILITY OF CEASING OPERATIONS

We have received funding from Gary Verdier, our Chairman, beginning in 1999. Since 1999, Mr. Verdier, and/or through Dundas Systems, has advanced an aggregate of $1,181,365 to our Company, including $10,000 in the first quarter of 2005. Mr. Verdier has indicated that he does not intend to continue funding the Company after the first quarter of fiscal 2005. Without this capital, we will need to obtain financing from other outside sources or seek an acquisition candidate. There is no assurance that we can obtain any financing and/or locate a viable acquisition candidate. In such event, we may have no choice but to cease operations entirely.

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

The adoption of any such laws or regulations might also decrease the rate of growth of Internet use, which in turn could decrease the demand for our products and services or increase the cost of doing business or in some other manner have a material adverse effect on our business, results of operations, and financial condition. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity, and personal privacy is uncertain. The vast majority of such laws was adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. We do not believe that such regulations, which were adopted prior to the advent of the Internet, govern the operations of our business nor have any claims been filed by any state implying that we are subject to such legislation. There can be no assurance, however, that a state will not attempt to impose these regulations upon us in the future or that such imposition will not have a material adverse effect on our business, results of operations, and financial condition.

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

RAPID TECHNOLOGICAL CHANGE

The market in which Aerisys competes is characterized by frequent new product introductions, rapidly changing technology, and the emergence of new industry standards. The rapid development of new technologies increases the risk that current or new competitors will develop products or services that reduce the competitiveness and are superior to our products and services. The future success of Aerisys will depend to a substantial degree upon their ability to develop and introduce in a timely fashion new products and services and enhancements to their existing products and services that meet changing customer requirements and emerging industry standards. The development of new, technologically advanced products and services is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There is a potential for product development delay due to the need to comply with new or modified standards. There can be no assurance that Aerisys will be able to identify, develop, market, support, or manage the transition to new or enhanced products or services successfully or on a timely basis, that new products or services will be responsible to technological changes or will gain market acceptance, or that these divisions will be able to respond effectively to announcements by competitors, technological changes, or emerging industry standards. Our business, results of operations, and financial condition would be materially and adversely affected if Aerisys was to be unsuccessful, or to incur significant delays in developing and introducing new products, services, or enhancements.

ADDITIONAL SHARES ELIGIBLE FOR FUTURE SALE

Our Articles of Incorporation authorize the issuance of up to 150 million shares of common stock and 10 million shares of preferred stock. As of March 24, 2005, we had 3,625,553 shares of our common stock issued and outstanding after giving effect to the 1 for 10 reverse stock split effective that date and no shares of preferred stock outstanding The issuance of additional shares of our common stock or preferred stock is solely within the discretion of our Board of Directors. The issuance of a substantial number of additional shares of common or preferred stock will result in dilution to existing shareholders.

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

INVESTMENT RISKS

No representation can be made regarding the future operations or profitability or the amount of any future revenues, income or loss of our company. The success of our Company is subject to many factors outside of our control, such as general economic conditions, competition, and general conditions in the Intranet and Entertainment markets. Prospective investors should be aware that they could lose their entire investment in our Company. Even if we are successful in our operations, there can be no assurance that investors will receive any cash dividend or derive a profit or benefit from their investment. Our CEO, Gary Verdier has indicated that he will not continue funding the Company after the first quarter of 2005. Without that funding, we will be required to obtain other financing and/or locate an acquisition candidate to be able to continue our business No assurances are given that either will be available and/or possible. In such event, we may be required to cease operations and investors could lose their investment in the Company.

ABSENCE OF PUBLIC MARKET; RESTRICTIONS ON TRANSFERABILITY

Our shares presently trade on the OTC Bulletin Board. Securities trading on the OTC Bulletin Board generally attract a smaller number of market makers and a less active public market and may be subject to significant volatility. Factors such as our ability to (i) generate revenues from our existing contracts and locate new customers, (ii) to raise additional capital and (iii) other risk factors described in this Annual Report on Form 10-KSB could have a material effect on the price of our common stock.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this item are set forth on pages F-1 through F-16 and are incorporated herein by this reference.

ITEM 8. CONTROLS AND PROCEDURES

During fiscal 2004 the Company did not file all of its required reports pursuant to the Securities Exchange Act of 1934 on a timely basis due, in significant part, to its lack of capital.

As required by SEC rules, our management (including the Chief Executive Officer and the Chief Financial Officer) conducted an evaluation of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) within 90 days prior to the filing date of this annual report as described in the Certifications in this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial

Officer concluded as of the date of such evaluation that the Company's disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in the Company's reports filed or submitted under the Exchange Act, particularly during the period in which this Report was being prepared. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS

OFFICERS, DIRECTORS AND SIGNIFICANT EMPLOYEES

Our executive officers and directors as of March 1, 2005 together with their ages and a brief description of their backgrounds are as follows:

NAME                       AGE          POSITION
----                       ---          --------
Gary Verdier               60           Chairman of the Board, CEO, President,
                                        Vice President, Secretary
                                        and Treasurer
Harvey Judkowitz           60           Chief Financial Officer and Director
George Williams            63           Director

Gary Verdier has served as our Chief executive Officer, President, Vice President, Secretary, Treasurer and Director from December 28, 1999 -August 2000, February 21, 2001 - September 19, 2003 and November 31 through the present date. For the past eight years, Mr. Verdier has been the President of Dundas Systems, Inc., a $10 million a year business opportunity company with a strong and consistent record of profitability. Mr. Verdier has conducted thousands of seminars to home-based business owners throughout the United States.

Harvey Judkowitz has served as our Chief Financial Officer and Director since August 2000- June 15, 2002 and June 6, 2003 through the present date. Mr. Judkowitz currently serves as the CEO of UniPro Financial Services, Inc., a diversified financial services company that files reports with the Securities and Exchange Commission. Mr. Judkowitz has also conducted his own CPA practice for the past eleven years. He currently serves as a director of the following public companies: The Singing Machine Company, Inc., UniPro Financial Services, Inc.; Webb Mortgage Depot, Inc., Capital First Corporation, and Intelligent Motor Cars, Inc.

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

DIRECTOR COMPENSATION

On January 3, 2004 the Board of Directors granted each director options to purchase 100,000 shares of common stock at an exercise price of $.10 per share. The options expire five years from the date of grant. Also, on August 24, 2004 the Board of Directors granted each director options to purchase 100,000 shares of common stock, at an exercise price of $.015 per share. The options expire five years from the date of grant.

CODE OF ETHICS
We have not yet adopted a Code of Ethics because we have been focusing on other business matters. We intended to adopt a Code of Ethics at the Board meeting following the filing of our Form 10-KSB for the fiscal year ended December 31, 2003 but did not. We intend to adopt a Code of Ethics in the second quarter of 2005.

BOARD COMMITTEES AND MEETINGS

The Board meets regularly during the year to review matters affecting our Company and to act on matters requiring Board approval. It also holds special meetings whenever circumstances require and may act by unanimous written consent. During fiscal 2004, there were four meetings of the Board. All persons who were serving as directors during fiscal 2004 attending at least 75% of the aggregate of the meetings of the Board and committees of which they were members.

In fiscal 2004, we had three standing committees: an Audit Committee, the Executive Compensation/ Stock Option Committee and a Nominating Committee.

The Audit Committee assists the Board in fulfilling its oversight responsibility relating to our financial statements and financial reporting process, the qualifications independence and performance of our independent auditors, the performance of our internal audit functions and our compliance with legal and regulatory requirements. The Audit Committee held one meeting during fiscal 2004.

The Executive Compensation/Stock Option Committee considers and authorizes remuneration arrangements for senior management and grants options under, and administers our Year 2001 Equity Compensation Plan. The Executive
Compensation/Stock Option Committee did not hold any meetings during fiscal
2004.

The Nominating Committee reviews and assesses the composition of the Board, assists in identifying potential new candidates for directors, including nominees recommended to the Secretary of the Company in writing by stockholders, and recommends candidates for election as Directors. The entire Board of Directors serves as the Nominating Committee. The Nominating Committee did not hold any meetings in fiscal 2004.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires executive officers, directors and persons who own more than ten percent of a registered class of a company's equity securities to file initial reports of beneficial ownership and to report changes in ownership of those securities with the Securities and Exchange Commission and the National Association of Securities Dealers. They are also required to furnish the Company with copies of all
Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of Forms 3,4 and 5 furnished to the Company or written representations that no other transactions were required, the Company has determined that the pertinent officers, directors and principal shareholders have complied with all applicable Section 16(a) requirements during fiscal 2004, except as follows:

A Form 4 for Harvey Judkowitz reporting his April 2004 acquisition of 100,000 shares of common stock and a Form 4 reporting the August 2004 grant of an option to acquire 100,000 shares of common stock were not timely filed. A Form 4 for each of Gary Verdier and George Williams reporting the August 2004 grant of an option to acquire 100,000 shares of common stock were not timely filed.

ITEM 10. EXECUTIVE COMPENSATION

The Summary Compensation Table sets forth compensation paid by the Company to Gary Verdier, our Chief Executive Officer during the three fiscal years ended December 31, 2004, 2003 and, 2002 and Daniel Zipkin, our Chief Executive Officer from September 19, 2003 through October 30, 2003. No other principal executive officer received a total annual salary and bonus from the Company that exceeded $100,000.

                      FISCAL    SALARY    BONUS   OTHER   STOCK     OPTIONS
NAME AND POSITION      YEAR                       COMP.
-----------------      ----     -----------------------------------------------
Gary Verdier(1)        2004     $     0      0      0       0     200,000
President and          2003           0      0      0       0        0
Director               2002           0      0      0       0        0

Harvey Judkowitz(2)    2004     $     0      0   $3,000   100,000  200,000
CFO and Director       2003           0      0      0       0        0
                       2002           0      0      0       0        0

Daniel Zipkin(3)       2004     $     0      0      0       0        0
                       2003     $   7,500    0      0       0        0
                       2002     $     0      0      0       0        0
----------
(1) Gary Verdier has served as our CEO and President from December 28, 1999 -August 2000, February 21, 2001 - September 19, 2003 and October 31 through the present date. On August 24, 2004 the Board of Directors granted him an option to purchase 100,000 shares of common stock at an exercise price of $.015. The option expires five years from the date of grant. On January 3, 2004 the Board of Directors granted him an option to purchase 100,000 shares of common stock at an exercise price of $0.10 per share. The option expires five years from the date of grant.

(2) Mr. Judkowitz has served as our Chief Financial Officer and Director since August 21,2000. On April 1, 2004 the Board of Directors approved the issuance of 100,000 shares of the Company's common stock, registered under the Year 2000 Equity Compensation Plan, to Mr. Judkowitz as payment for time served as Interim Chief Financial Officer for the period July 6, 2003 through April 1,2004 and for the previous period commencing August 2,000 through June 15, 2002. On August 24, 2004 the Board of Directors granted him an option to purchase 100,000 shares of common stock at an exercise price of $.015. The option expires five years from the date of grant. On January 3, 2004 the Board of Directors granted him an option to purchase 100,000 shares of common stock at an exercise price of $0.10 per share. The option expires five years from the date of grant.

(3) Mr. Zipkin served as Chief Executive Officer from September 19, 2003 through October 30, 2003.

OPTION GRANTS

During the fiscal year ended December 31, 2004, the Board of Directors granted each director options to purchase 100,000 shares of the Company's common stock at an exercise price of $.015 per share, for serving on the Board for the fiscal year ending December 31, 2004.


FISCAL YEAR END OPTION VALUES

During fiscal 2004, our Named Executive Officers did not exercise any outstanding options. The following table sets forth information as to the fiscal year end value of unexercised options and warrants.

                                              NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED IN-THE-MONEY
                  SHARES                   UNEXERCISED OPTIONS AT FISCAL YEAR END           AT FISCAL YEAR END
                  ACQUIRED
NAME              UPON EXERCISE                    EXERCISABLE/UNEXERCISABLE            EXERCISABLE/UNEXERCISABLE
----              -------------                    -------------------------            ------------------------
Gary Verdier           0                                 200,000                                   *

Harvey Judkowitz       0                                 690,000                                   *

George Williams        0                                 530,000                                   *

----------
*   All unexercised options at year end were out-of-the-money.

EQUITY COMPENSATION PLANS

The following tables provides information about equity awards as of December 31, 2004 under our Year 2001 Equity Compensation Plan which was approved by our shareholders and our Non Qualified Stock Option Plan and Warrants granted to certain individuals, which compensation arrangements was not approved by our shareholders.

                                                                                NUMBER OF
                       NUMBER OF                                                SECURITIES
                       SECURITIES TO BE              WEIGHTED-AVERAGE           REMAINING AVAILABLE
                       ISSUED UPON EXERCISE          EXERCISE PRICE OF          FOR FUTURE ISSUANCE
                       OF OUTSTANDING OPTIONS        OUTSTANDING OPTIONS,       UNDER EQUITY
                       AND WARRANTS                  WARRANTS AND RIGHTS        COMPENSATION PLANS
                       ----------------------        --------------------       -------------------
Equity Compensation
Plans approved by
Security holders              1,880,000                      $ 0.0843                2,900,000


Equity Compensation
Plans not approved by
Security holders            1,157,452                         $.89                       --

YEAR 2001 EQUITY COMPENSATION PLAN

Our Year 2001 Equity Compensation Plan was adopted by our Board of Directors on October 10, 2000 and approved by our shareholders on November 10, 2000. The Year 2001 Plan reserves for issuance up to 5.4 million shares of our common stock pursuant to the exercise of options granted under the Plan and stock awarded under the Year 2001 Plan. As of December 31, 2004, we had granted an aggregate of 540,000 options under the Year 2001 Plan.

NON-QUALIFIED STOCK OPTION PLAN

Our Board of Directors adopted our Non-Qualified Stock Option Plan on December 21, 2000. Our Non-Qualified Stock Option Plan provides for the granting of up to 2,000,000 non-qualified options to officers, directors, employees and consultants. As of December 31, 2004, we do not have any options outstanding under our Non-Qualified Stock Option Plan and two million options are available for grant.

WARRANTS

Effective as of July 24, 2003, we closed a private offering in which we sold 2,477,500 shares of our common stock to eight investors at an offering price of $.10 per share. We also issued one warrant for each share purchased in the offering, for an aggregate of 2,477,500 warrants. The exercise price of the warrants is $.25 per share and the warrants expire on May 15, 2006.

As of December 31, 2004, we have 3,634,952 warrants issued and outstanding. We issued 1,157,542 warrants to certain persons who served as officers and directors of our Company during fiscal 2002 and fiscal 2001. The exercise price of these warrants varies from $.25 to $1.25 per share and all the warrants expire on May 31, 2005.

Dundas Systems, Inc., a company owned and controlled by Gary Verdier, the Company's Chief Executive Officer and majority shareholder, has 432,452 warrants exercisable at $1.50 per warrant. The warrants expire on May 31, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (NOT COMPLETE)

The following table sets forth information with respect to the number of shares of common stock beneficially owned by (I) each of our directors, (ii) each of our two executive officers (iii) all executive officers and directors of the Company as a group and (iv) each shareholder known by us to be a beneficial owner of more than 5% of any class of our voting securities after giving effect to our 1 for 10 reverse split on March 24, 2005. Except as indicated below, the address for each beneficial owner is c/o Kirshner Entertainment & Technologies, Inc., 5200 NW 33rd Avenue, Ft. Lauderdale, FL 33308.

NAME OF INDIVIDUALS OR NUMBER               AMOUNT AND NATURE OF
OF PERSONS IN GROUP (1)                     BENEFICIAL OWNERSHIP (2)       PERCENTAGE OF CLASS (3)
-----------------------------               ------------------------       -----------------------
Gary Verdier (4)                                2,056,676                      54.98%

Harvey Judkowitz (5)                               79,000                         *

George Williams  (6)                              113,811                       1.68%

All Executive Officers and                      2,249,487                      56.93%
Directors as a Group (3 persons)(7)

----------
*   Less than 1%

(1) Each of the persons listed has sole voting, investment, and dispositive power, except as otherwise noted.

(2) Beneficial ownership has been determined in accordance with Rule 13d-3(d)(1)(i) under the Securities Exchange Act of 1934. Such rule, generally, includes as beneficial owners of securities, among others, any person who directly or indirectly through any contract, arrangement, understanding, relationship, or otherwise has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within sixty (60) days through a means including but not limited to the exercise of any option, warrant, right or conversion of a security.

(3) All percentages are based on 3,625,655 shares of our common stock issued and outstanding on March 24, 2005 after giving effect for our reverse split on a 1 for 10 basis effective on that date, without regard to any options that are presently exercisable but are included in a calculation of beneficial ownership only pursuant to Rule 13d-3(d)(1)(i) under the Exchange Act.

(4) Mr. Verdier is our President, Chief Executive Officer, Secretary, and Chairman of the Board of Directors. This amount includes (i) 432,452 shares held by Dundas Systems, a corporation controlled by Mr. Verdier, (ii) warrants to purchase 432,452 shares of common stock held by Dundas Systems that are presently exercisable, and (iii) options to purchase an aggregate of 200,000 shares of common stock at $.10 per share for 100,000 options and $.015 per share for 100,000 options.

(5) Mr. Judkowitz is our Chief Financial Officer and a Director. This amount includes options to purchase an aggregate of 690,000 shares of common stock that are presently exercisable as follows: (i) 430,000 options at $.10 per share, (ii) 160,000 options at $.075 per share, and (iii) 100,000 options at $.015 per share.

(6) Dr. Williams is a Director. This amount includes options to purchase an aggregate of 530,000 shares of common stock that are presently exercisable as follows: (i) 430,000 options at $.10 per share and (ii) 100,000 options at $.015 per share.

(7) The total number of shares includes all options presently exercisable options by all officers and directors as a group but does not include any presently exercisable options in the percentage calculation.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since 1999, Mr. Verdier has advanced an aggregate of $1,181,365 to our Company, including $10,000 during the first quarter of 2005. Effective as of July 24, 2003, Dundas Systems, Inc. agreed to convert its $570,000 loan into 7,702,702 shares of our restricted common stock at a conversion price of $.074 per share. We issued these shares to Dundas Systems in reliance upon Section 4(2) of the Securities Act, because Dundas Systems was knowledgeable, sophisticated and had access to comprehensive information about us. A stock certificate for these shares was issued to Mr. Verdier on May 12, 2004.

In fiscal 2002 we acquired a 20.68% ownership interest in the PARIS partnership. The general partner of the PARIS partnership is E-Z Auth. Management Co., a corporation (the "General Partner.") Mr. Verdier is one of two directors and a shareholder of the General Partner, owning an equity interest representing 1/3 of the General Partner's common stock. Under the partnership agreement, the General Partner is entitled to receive 10% of the gross revenues received by the PARIS partnership during the preceding month. However, if the PARIS partnership is not profitable during a fiscal year, the compensation payable to the general partner cannot exceed $150,000. During fiscal 2003 and 2002, the PARIS partnership did not make any distributions to any of its partners and the general partner did not receive any compensation. We wrote off the advances and investments to the Paris Partnership of approximately $258,000.00, effective as of December 31, 2003 since Paris Ltd. abandoned its operations.

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

3.2 Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on July 18, 2003

3.3 Articles of Amendment to Articles of Incorporation filed with the Florida Secretary of State on March 23, 2005 (filed as an Exhibit to the Company's Definitive Information Statement filed with the SEC on March 3, 2005 and incorporated herein by this reference).

3.4 Bylaws (filed as an Exhibit to the Company's Definitive Proxy Statement filed with the SEC on October 24, 2000 and incorporated herein by this reference).

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

23.1  Accountant's Consent*

31.1  Chief Executive Officer - Sarbanes-Oxley Act Section 302 Certification*

31.2  Chief Financial Officer - Sarbanes-Oxley Act Section 302 Certification*

32.1  Chief Executive Officer - Sarbanes-Oxley Act Section 906 Certification*

32.2  Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification*
----------
* Filed herewith.

B. Reports on Form 8-K

There were no reports on Form 8-K filed during the fourth quarter of the fiscal year ended December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by Berkovitz, Lago & Company for professional services rendered for the fiscal years ended December 31, 2004 and 2003:

                     FEE CATEGORY
                     ------------
                                                  FISCAL       FISCAL
                                                   2004         2003
                                                  -------     -------
                     Audit Fees                   $16,000     $16,000
                     Audit Related Fees           $ 2,900      12,000
                     Tax Fees
                     All Other Fees               $    --         675
                                                  -------     -------
                        Total Fees                $18,900     $28,675
                                                  =======     =======
----------
(1) Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of unaudited numbers contained in the Company's quarterly reports during fiscal 2004 and 2003.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 2005.

                                   KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC.



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

Signature                         Title                                Date
---------                         -----                                ----

/s/ Gary Verdier          Chairman and Chief Executive Officer   March 31,2005
----------------

/s/ Harvey Judkowitz      Chief Financial Officer and Director   March 31,2005
--------------------

/s/ George Williams       Director                               March 31,2005
-------------------

                   KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC
                                AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                TABLE OF CONTENTS

                                                            PAGE
                                                            ----

Report of Independent Registered Public Accounting Firm      F-2

Financial Statements:

    Consolidated Balance Sheet                               F-3

    Consolidated Statements of Operations                    F-4

    Consolidated Statements of Stockholders' Deficit         F-5

    Consolidated Statements of Cash Flows                    F-6

Notes to Consolidated Financial Statements                   F-7 through F-17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

Board of Directors and Stockholders of
Kirshner Entertainment & Technologies, Inc. and Subsidiaries
F/K/A HBOA Holdings, Inc. and Subsidiaries
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of Kirshner Entertainment & Technologies, Inc. and Subsidiaries (the "Company") as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the two years then ended. These consolidated financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we do not express such an opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the consolidated financial position of Kirshner Entertainment & Technologies, Inc. and Subsidiaries, as of December 31, 2004 and the consolidated results of operations and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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



Berkovits, Lago & Company, LLP
Fort Lauderdale, Florida
March 30, 2005

          KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004

                                     ASSETS

Current assets:
  Cash                                                      $    18,549
  Accounts receivable                                            26,253
                                                            -----------

       Total current assets                                      44,802

                                                            -----------

       Total assets                                         $    44,802
                                                            ===========

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                          $    58,912
  Accrued expenses                                               50,000
  Deferred income                                                44,604
  Notes payable-related party                                   257,720
                                                            -----------

       Total liabilities                                        411,236
                                                            -----------

Stockholders' deficit:
  Preferred stock, no par value, 10,000,000
   shares authorized; no shares issued and outstanding               --
  Common stock, $0.0005 par value, 150,000,000
   shares authorized; shares issued and
   3,625,655 outstanding                                          1,813
  Additional paid in capital                                  5,565,154
  Accumulated deficit                                        (5,920,901)
                                                            -----------
                                                               (353,934)
  Less: Treasury stock, 5,000 shares at cost                    (12,500)
                                                            -----------

       Total stockholders' deficit                             (366,434)
                                                            -----------

       Total liabilities and stockholders' deficit          $    44,802
                                                            ===========

The accompanying notes are an integral part of these financial statements

          KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,

                                                   2004            2003
                                                ---------      -----------

Revenue
  Sales, net of returns                         $  79,089      $    56,515
                                                ---------      -----------
       Total revenues                              79,089           56,515

Expenses
  Salaries                                         28,500          454,772
  Consulting                                       45,070          312,113
  Professional fees                                35,399          152,768
  Insurance                                            --           36,964
  Marketing and advertising                            --           16,361
  Rent                                             15,315           10,716
  Other general and administrative expenses        26,014          100,981
  Depreciation and amortization                     8,926           56,134
                                                ---------      -----------
      Total expenses                              159,224        1,140,809
                                                ---------      -----------

Loss from operations                              (80,135)      (1,084,294)
                                                ---------      -----------

Other income (expense)
  Interest expense                                 (6,374)         (24,471)
  Loss on termination of investment in
    limited partnership                                --         (258,745)
  Other income- related party                          --               --
  Other income                                     57,365            9,165
                                                ---------      -----------
    Total other income (expense)                   50,991         (274,051)
                                                ---------      -----------

Net loss                                        $ (29,144)     $(1,358,345)
                                                =========      ===========

Loss per share
  Basic and diluted                             $   (0.01)     $     (0.48)
                                                =========      ===========

The accompanying notes are an integral part of these financial statements

          KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                 (As Restated)

                                                                                    COMMON
                              COMMON STOCK         ADDITIONAL                       STOCK     TREASURY
                        ----------------------       PAID IN      ACCUMULATED        TO BE      STOCK
                          SHARES       AMOUNT        CAPITAL        DEFICIT         ISSUED      SHARES      AMOUNT        TOTAL
                        ----------     -------     ----------     -----------     ---------     ------     --------   -----------
Balance
 December 31, 2002       2,172,500     $ 1,086     $4,282,291     $(4,533,412)    $      --     50,000     $(12,500)  $  (262,535)

Additional paid in
 capital contributed
 as rent                        --          --          6,620              --            --         --           --         6,620

Additional paid in
 capital contributed
 as salary                      --          --         40,000              --            --         --           --        40,000

Common stock
 issued for services        60,000          30         91,970              --            --         --           --        92,000

Consulting expense
 relating to the
 issuance of
 stock options                  --          --         18,720              --            --         --           --        18,720

Common stock issued
 for cash at $0.10          60,000          30         59,970              --            --         --           --        60,000

Common stock issued
 for cash at $0.074        135,135          68         99,932              --            --         --           --       100,000


Common stock issued
 for cash at $0.10         237,775         119        237,631              --            --         --           --       237,750


Common stock issued
 for services              145,000          72        144,928              --            --         --           --       145,000

Obligation to issue
 common stock                   --          --             --              --       570,000         --           --       570,000

Net loss                        --          --             --      (1,358,345)           --         --           --    (1,358,345)
                        ----------     -------     ----------     -----------     ---------     ------     --------   -----------

Balance
 December 31, 2003       2,810,385       1,405      4,982,062      (5,891,757)    $ 570,000     50,000      (12,500)     (350,790)


Common stock
 Issued under              770,270         385        569,615              --      (570,000)        --         --              --
 obligation

Common stock issued
 for cash at $0.10          10,000           5          9,995              --            --         --           --        10,000

Common stock issued
 for services               35,000          18          3,482              --            --         --           --         3,500

Net loss                        --          --             --         (29,144)           --         --           --       (29,144)
                        ----------     -------     ----------     -----------     ---------     ------     --------   -----------
Balance
 December 31, 2004      36,256,553     $ 1,813     $5,565,154     $ 5,920,901     $      --     50,000     $(12,500)  $   366,434)
                        ==========     =======     ==========     ===========     =======       ======     ========   ===========

The accompanying notes are an integral part of these financial statements.

          KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,

                                                                2004             2003
                                                             ---------      -----------
Cash flows from operating activities:
  Net Loss                                                   $ (29,144)     $(1,358,345)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                                  8,926           56,134
  Compensation in exchange for options                              --           18,720
  Capital contributed as rent                                       --            6,620
  Capital contributed as salary                                     --           40,000
  Common stock issued for services                               3,500          237,000
  Loss on termination of investment in limited partnership          --          258,745
  Write off of Intangible Assets                                 5,933               --
  Changes in asset and liability accounts:
 (Increase) decrease in:
   Accounts receivable                                             312          (22,052)
   Prepaid expenses                                                 --            3,854
   Deposits                                                         --            7,980
   Due from related party                                           --            6,923
 Increase (decrease) in:
   Accounts payable                                            (59,312)          79,511
   Accrued expenses                                            (25,091)          35,652
   Deferred income                                              (5,172)          19,122
                                                             ---------      -----------

Net cash used in operating activities                         (100,048)        (610,137)
                                                             ---------      -----------

Investing activities:
  Cash payments for investment of limited partnership               --          (56,660)
                                                             ---------      -----------


Net cash used in investing activities                               --          (56,660)
                                                             ---------      -----------

Financing activities:
  Proceeds from common stock issued                             10,000          397,750
  Proceeds from notes payable-related party                     88,565          270,000
                                                             ---------      -----------

Net cash provided by financing activities                       98,565          667,750
                                                             ---------      -----------

Net increase(decrease) in cash flow                             (1,483)             953

Cash, beginning of the period                                   20,032           19,079
                                                             ---------      -----------

Cash, end of the period                                      $  18,549      $    20,032
                                                             =========      ===========

Supplemental disclosures of cash flow information:
--------------------------------------------------

  Cash paid during the period for:
    Interest                                                 $      --      $     1,193
                                                             =========      ===========

Disclosure of non-cash financing activities:
--------------------------------------------

  Non-cash transaction:
    Conversion of related party note payable
      into shares to be issued for stock                     $      --      $   570,000
                                                             =========      ===========
    Stock issued in lieu of note payable to related party    $ 570,000               --
                                                             =========      ===========

The accompanying notes are an integral part of these financial statements

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS DESCRIPTION
--------------------

Kirshner Entertainment & Technologies, Inc. formerly known as HBOA Holdings, Inc., (the Company), was incorporated in the state of Colorado on December 11, 1996. On May 31, 2000, the Company acquired 100% of HBOA.Com, Inc. The Company focused on development of a premier Internet portal through which home based business owners, as well as commercial private label businesses, obtain the products, services, and information necessary to start, expand and profitably run their businesses. On December 28, 2000, the Company formed a new subsidiary, Aerisys Incorporated, a Florida corporation, to handle commercial private business. In June 2003, the Company formed its entertainment division and changed its name to reflect this new division. Currently the entertainment division has had no operations.

The Company was considered to be in the development stage through December 31, 2001. The year ended December 31, 2002 was the first year during which it was considered an operating company.

PRINCIPLES OF CONSOLIDATION
---------------------------

The consolidated financial statements of the Company include those accounts of Kirshner Entertainment & Technologies, Inc., formerly known as HBOA Holdings, Inc., and its only wholly owned subsidiary, Aerisys Incorporated. All significant intercompany transactions and balances have been eliminated in the consolidation.

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

REVENUE RECOGNITION
-------------------

Revenues of HBOA.Com, Inc. are recognized at the time the services are rendered to customers. Services are rendered when the Company's representatives receive the customers' requests and complete the customers' orders. Revenues of Aerisys Incorporated. are recognized on a straight-line basis over the period that the services are provided.

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

During 2004, all furniture and fixtures were transferred to a related party in lieu of a loan payment.

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("Statement No. 123") encourages companies to recognize expense for stock-based awards based on their estimated value on the date of grant. Statement No. 123 requires the disclosure of pro forma net income or loss in the notes to the financial statements if the fair value method is not elected. The Company accounts for its stock-based compensation using the intrinsic value method, and has determined that the use of the fair value method to record compensation expense would have no effect on the reported net loss in 2004.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

The Company considers the carrying value of its financial assets and liabilities, consisting primarily of cash, accounts receivable, accounts payable, accrued expenses and notes payable to approximate the fair value of the respective assets and liabilities at December 31, 2004.

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

BASIC LOSS PER SHARE
--------------------

Basic loss per share for each year is computed by dividing loss for the year by the weighted average number of common shares outstanding during the year. Diluted loss per share includes the effects of common stock equivalents to the extent they are dilutive. Stock options and warrants outstanding at December 31, 2004 and 2003 did not enter into the calculation since their effect was anti-dilutive.

Basic weighted average number of shares outstanding is as follows at year end without giving effect to the 1 for 10 reverse split effected March 24, 2005:

                                               2004                 2003
                                               ----                 ----
Basic weighted average number
of shares outstanding                        3,620,655           2,805,385


NOTE 2- GOING CONCERN UNCERTAINTY

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assumes the continuity of the Company as a going concern. However, during the years ending December 31, 2004 and 2003, the Company experienced, and continues to experience, going concern and liquidity problems. The Company has incurred net losses of $ 29,144 and $403,713 for the years ended December 31, 2004 and 2003, respectively and has negative working capital of $366,434 and $386,494, respectively. These conditions raise substantial doubt to the ability of the Company to continue as a going concern.

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

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 3- PROPERTY AND EQUIPMENT

All assets were transferred to a related party in lieu of loan payments on a dollar for dollar basis.

Depreciation expense for the years ended December 31, 2004 and 2003 was $ 3,500 and $13,970, respectively.

NOTE 4- INTANGIBLE ASSETS

Intangible assets were fully amortized during 2004. Amortization expense for the years ended December 31, 2004 and 2003 totaled $ 5,426 and $ 42,163, respectively.

NOTE 5- NOTES PAYABLE-RELATED PARTY

Notes payable consist of six uncollateralized notes payable, to related parties with no specified rate of interest and due on demand.

NOTE 6- STOCKHOLDERS' EQUITY

PREFERRED STOCK
---------------

Authorized 10,000,000 shares of preferred stock, no par value per share. No preferred shares were issued as of December 31, 2004 and 2003.

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 6- STOCKHOLDERS' EQUITY - CONTINUED

COMMON STOCK
------------

As of December 31, 2004, 4,074,952 shares of common stock have been reserved for the exercise of options and warrants.

Effective as of July 24, 2003, Dundas Systems, Inc. (an affiliated company) agreed to convert its $570,000 loan into equity of the Company at a conversion price of .074 cents per share. As of December 31, 2004, the Company has issued 7,702,702 shares of its common stock to Dundas Systems in this conversion. The company issued these shares to Mr. Verdier on behalf of Dundas Systems on May
12. 2004.

On March 24, 2005, the Company completed a 1 for 10 reverse stock split (see
Note 13). The reverse stock split reduced the number of shares of common stock issued and outstanding, but did not alter the number of shares of common stock the Company is authorized to issue or the par value of the stock. All outstanding options, warrants, and convertible securities entitling the holders to purchase or convert shares of common stock were reduced to 1/10 of the number of shares such holders would have been entitled to before the reverse stock split. Additionally, the statements of stockholders' equity has been adjusted to reflect the number of shares pursuant to each transaction since inception.

NOTE 7- INCOME TAXES

The Company has no current or deferred income tax expense due to its operating losses. The Company has a federal net operating loss carryforward at December 31, 2004 and 2003 of $ 4,699,755 and $4,670,611, respectively, and also has a capital loss carryforward at December 31, 2003 of $202,457, subject to annual limitations prescribed by the Internal Revenue Code, that are available to offset future taxable income through 2022. A valuation allowance has been recorded to offset its net deferred tax asset due to uncertainty of the Company's ability to generate future taxable income.

Deferred taxes consist of the following:

                                                     2004
                                                  -----------
Deferred tax assets:

      Net operating loss carry forwards           $ 1,961,560

      Less valuation allowance                     (1,961,560)
                                                  -----------

      Net deferred tax assets                     $        --
                                                  ===========

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 7- INCOME TAXES - CONTINUED

The Company's tax expense (benefit) differs from the "expected" tax expense for the period ended December 31, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                          2004              2003
                                       ---------        ---------
Statutory rate applied to loss
   before income taxes                 $(9,910)         $(357,000)
State income taxes, net of
      federal income tax effect         (1,650)           (53,000)
   Changes in valuation allowance of
     deferred tax asset                 11,560            410,000
                                       -------          ---------
                                       $    --          $      --
                                       =======          =========

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 8- STOCK OPTIONS AND COMPENSATION PLAN

STOCK COMPENSATION PLAN
-----------------------

On October 10, 2000, the Company adopted the "Year 2000 Equity Compensation Plan." The Company registered the plan on November 16, 2000. The Company's stock compensation plan provides that officers, directors, employees and consultants may be granted shares of common stock. Under the plan, the options granted are qualified stock options, and the total common stock that may be granted is 5.4 million shares after the stock split. Under the plan, 100,000 shares of stock were issued to the Company's chief financial officer, and 1,500,000 shares were granted for the years ended December 31, 2004 and 2003.

In accordance with SFAS 123, for options issued to employees, the Company has elected to account for these stock options under APB No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation costs have been recognized for options issued under the plan as of December 31, 2004 and 2003 as all shares granted in 2004 had strike prices greater than the value of the share at the date of issuance.

Effective January 2, 2004 the Company repriced an aggregate of 540,000 options that had been issued to employees under the Year 2000 Plan. The options were repriced and cancelled from $0.75 per share to $0.10 per share. All of the shares will be fully vested and expire on the same term as the original shares. The Board of Directors approved this event.

On December 18, 2000, the Company adopted the "Non-qualified Stock Option Plan". This plan provides that key advisors who perform services for the Company or its subsidiaries and non-employee members of the board of directors of the Company may be granted non-qualified stock options. Under the Non-qualified Stock Option Plan, the total number of shares of common stock that may be granted is 2,000,000 shares. No options were granted under the plan during 2004 and 2003. For stock options issued to non-employees, the Company complies with regulations in accordance with SFAS No. 123. No options were exercised during 2004 or 2003. Changes during the year are presented as follows:

                                                            WEIGHTED
                                                             AVERAGE
STOCK OPTIONS                       NUMBER OF OPTIONS    EXERCISE PRICE
-------------                       -----------------    --------------

Balance - January 1, 2004                  54,000            $   7.50
Granted                                   188,000                0.843
Exercise                                       --                  --
Forfeited                                      --                  --
Cancelled                                  54,000                7.50
Expired                                        --                  --
                                          -------            --------
Balance - December 31, 2004               188,000            $   0.843
                                          =======            ==========

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 8- STOCK OPTIONS AND COMPENSATION PLAN - CONTINUED

The following table summarizes information about stock options outstanding at December 31, 2004:

                            OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
              --------------------------------------------     ------------------------------
                                 WEIGHTED         WEIGHTED                           WEIGHTED
RANGE OF        NUMBER            AVERAGE         AVERAGE         NUMBER             AVERAGE
EXERCISE      OUTSTANDING       REMAINING         EXERCISE     EXERCISABLE AT        EXERCISE
  PRICE        AT 12/31/03   CONTRACTED LIFE      PRICE          12/31/04             PRICE
--------      ------------   ---------------      --------     --------------        --------
 0.15-1.00       188,000             5            $ 0.843         188,000            $ 0.843

NOTE 9- WARRANTS

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

On October 7, 2003, the Company issued 2,477,500 warrants in connection with a private offering that was closed on July 25, 2003. The warrants have an exercise price $0.25 per share with an expiration date of May 15, 2006. Since these warrants are in connection with shares issued no entry was required. No warrants were exercised at December 31, 2004 or 2003.

Changes during the year are presented as follows:

                                                                           WEIGHTED
                                                           COMMON           AVERAGE
                                  NUMBER OF WARRANTS       STOCK         EXERCISE PRICE
                                  ------------------     ---------       --------------
Balance at January 1, 2004              363,495            363,495          $   4.60
Granted                                      --                 --                --
Exercised                                    --                 --                --
Forfeited                                    --                 --                --
                                        -------            -------          --------
Balance at December 31, 2004            363,495            363,495          $   4.60
                                        =======            =======          ========

          KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 9- WARRANTS - CONTINUED

The following table summarizes information about warrants outstanding at December 31, 2004:

                            WARRANTS OUTSTANDING                WARRANTS EXERCISABLE
               ------------------------------------------    ----------------------------
                                 WEIGHTED       WEIGHTED                         WEIGHTED
RANGE OF         NUMBER           AVERAGE        AVERAGE        NUMBER           AVERAGE
EXERCISE       OUTSTANDING       REMAINING       EXERCISE    EXERCISABLE AT      EXERCISE
  PRICE        AT 12/31/04    CONTRACTED LIFE     PRICE        12/31/04           PRICE
--------       -----------    ---------------   ---------    --------------      --------
7.50 - 12.50       115,745              1         8.90        1,157,452            8.90
2.50               247,775            2.5         2.50        2,477,500            2.50

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

In January 2004, the SEC commenced an informal inquiry of our Company. At this time the company has not received any further information on this matter and are therefore uncertain of the status of the SEC's informal investigation.

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 13 SUBSEQUENT EVENTS

On March 24, 2005, the Company effected a 1 for 10 reverse split of its issued and outstanding shares of common stock resulting in a decrease in the number of shares outstanding as a result of such split from 36,256,553 to 3,625,655. In addition the Company amended its Articles of Incorporation to provide that any division or combination of the Company's capital stock shall not result in a change, reduction or increase in the authorized capital stock of the Company. The Articles were amended on March 23, 2005.