Form 10KSB/A
period 2004-12-31
KIRSHNER ENTERTAINMENT & TECHNOLOGIES INC
filed 2005-04-01
CIK 1042463

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

Total expenses decreased to $108,233 during fiscal 2004 compared to total expenses of $1,140,809 in fiscal 2003, or a decrease of 92%. Total expenses consisted of salaries, consulting fees, professional fees, insurance, marketing and advertising, rent, general and administrative expenses and depreciation. The decrease was due to our having only one operating business, the Aerisys division.

We had a loss from operations of $80,135 during fiscal 2004 compared with a loss from operations of $1,084,294 during fiscal 2003 as a result of reduced expenses due to our having only one operating business.

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

Our total current liabilities were $411,236 as of December 31, 2004, a increase of $8,145 from fiscal 2003. Additionally, deferred income decreased to $44,604 as of December 31, 2004 compared to $49,776 on December 31, 2003. Because we have multi-year contracts with several of our schools for the Aerisys Intelligent Community, we must defer revenue until the year that the services are provided.

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

ADDITIONAL SHARES ELIGIBLE FOR FUTURE SALE

Our Articles of Incorporation authorize the issuance of up to 150 million shares of common stock and 10 million shares of preferred stock. As of March 24, 2005, we had 3,625,655 shares of our common stock issued and outstanding after giving effect to the 1 for 10 reverse stock split effective that date and no shares of preferred stock outstanding The issuance of additional shares of our common stock or preferred stock is solely within the discretion of our Board of Directors. The issuance of a substantial number of additional shares of common or preferred stock will result in dilution to existing shareholders.

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

ITEM 8. CONTROLS AND PROCEDURES

During fiscal 2004 the Company did not file all of its required reports pursuant to the Securities Exchange Act of 1934 on a timely basis, due in significant part, to its lack of capital.

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

DIRECTOR COMPENSATION

On January 3, 2004 the Board of Directors granted each director options to purchase 10,000 shares of common stock at an exercise price of $1.00 per share. The options expire five years from the date of grant. Also, on August 24, 2004 the Board of Directors granted each director options to purchase 10,000 shares of common stock, at an exercise price of $0.15 per share. The options expire five years from the date of grant.

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

A Form 4 for Harvey Judkowitz reporting his April 2004 acquisition of 10,000 shares of common stock and a Form 4 reporting the August 2004 grant of an option to acquire 10,000 shares of common stock were not timely filed. A Form 4 for each of Gary Verdier and George Williams reporting the August 2004 grant of an option to acquire 10,000 shares of common stock were not timely filed.

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

                      FISCAL    SALARY    BONUS   OTHER   STOCK     OPTIONS
NAME AND POSITION      YEAR                       COMP.
-----------------      ----     -----------------------------------------------
Gary Verdier(1)        2004     $     0      0      0       0     20,000
President and          2003           0      0      0       0        0
Director               2002           0      0      0       0        0

Harvey Judkowitz(2)    2004     $     0      0   $3,000   10,000  20,000
CFO and Director       2003           0      0      0       0        0
                       2002           0      0      0       0        0

Daniel Zipkin(3)       2004     $     0      0      0       0        0
                       2003     $   7,500    0      0       0        0
                       2002     $     0      0      0       0        0
----------
(1) Gary Verdier has served as our CEO and President from December 28, 1999 -August 2000, February 21, 2001 - September 19, 2003 and October 31 through the present date. On August 24, 2004 the Board of Directors granted him an option to purchase 10,000 shares of common stock at an exercise price of $0.15. The option expires five years from the date of grant. On January 3, 2004 the Board of Directors granted him an option to purchase 10,000 shares of common stock at an exercise price of $1.00 per share. The option expires five years from the date of grant.

(2) Mr. Judkowitz has served as our Chief Financial Officer and Director since August 21,2000. On April 1, 2004 the Board of Directors approved the issuance of 10,000 shares of the Company's common stock, registered under the Year 2000 Equity Compensation Plan, to Mr. Judkowitz as payment for time served as Interim Chief Financial Officer for the period July 6, 2003 through April 1,2004 and for the previous period commencing August 2,000 through June 15, 2002. On August 24, 2004 the Board of Directors granted him an option to purchase 10,000 shares of common stock at an exercise price of $0.15. The option expires five years from the date of grant. On January 3, 2004 the Board of Directors granted him an option to purchase 10,000 shares of common stock at an exercise price of $1.00 per share. The option expires five years from the date of grant.

(3) Mr. Zipkin served as Chief Executive Officer from September 19, 2003 through October 30, 2003.

OPTION GRANTS

During the fiscal year ended December 31, 2004, the Board of Directors granted each director options to purchase 10,000 shares of the Company's common stock at an exercise price of $0.15 per share, for serving on the Board for the fiscal year ending December 31, 2004.


FISCAL YEAR END OPTION VALUES

During fiscal 2004, our Named Executive Officers did not exercise any outstanding options. The following table sets forth information as to the fiscal year end value of unexercised options and warrants.

                                              NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED IN-THE-MONEY
                  SHARES                   UNEXERCISED OPTIONS AT FISCAL YEAR END           AT FISCAL YEAR END
                  ACQUIRED
NAME              UPON EXERCISE                    EXERCISABLE/UNEXERCISABLE            EXERCISABLE/UNEXERCISABLE
----              -------------                    -------------------------            ------------------------
Gary Verdier           0                                 20,000                                    *

Harvey Judkowitz       0                                 69,000                                    *

George Williams        0                                 53,000                                    *

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

                                                                                NUMBER OF
                       NUMBER OF                                                SECURITIES
                       SECURITIES TO BE              WEIGHTED-AVERAGE           REMAINING AVAILABLE
                       ISSUED UPON EXERCISE          EXERCISE PRICE OF          FOR FUTURE ISSUANCE
                       OF OUTSTANDING OPTIONS        OUTSTANDING OPTIONS,       UNDER EQUITY
                       AND WARRANTS                  WARRANTS AND RIGHTS        COMPENSATION PLANS
                       ----------------------        --------------------       -------------------
Equity Compensation
Plans approved by
Security holders              188,000                      $ 0.843                    290,000


Equity Compensation
Plans not approved by
Security holders              115,745                        $8.90                       --

YEAR 2001 EQUITY COMPENSATION PLAN

Our Year 2001 Equity Compensation Plan was adopted by our Board of Directors on October 10, 2000 and approved by our shareholders on November 10, 2000. The Year 2001 Plan reserves for issuance up to 540,000 shares of our common stock pursuant to the exercise of options granted under the Plan and stock awarded under the Year 2001 Plan. As of December 31, 2004, we had granted an aggregate of 54,000 options under the Year 2001 Plan.

NON-QUALIFIED STOCK OPTION PLAN

Our Board of Directors adopted our Non-Qualified Stock Option Plan on December 21, 2000. Our Non-Qualified Stock Option Plan provides for the granting of up to 200,000 non-qualified options to officers, directors, employees and consultants. As of December 31, 2004, we do not have any options outstanding under our Non-Qualified Stock Option Plan and two million options are available for grant.

WARRANTS

Effective as of July 24, 2003, we closed a private offering in which we sold 247,750 shares of our common stock to eight investors at an offering price of $.10 per share. We also issued one warrant for each share purchased in the offering, for an aggregate of 247,750 warrants. The exercise price of the warrants is $2.50 per share and the warrants expire on May 15, 2006.

As of December 31, 2004, we have 363,495 warrants issued and outstanding. We issued 115,754 warrants to certain persons who served as officers and directors of our Company during fiscal 2002 and fiscal 2001. The exercise price of these warrants varies from $2.50 to $12.50 per share and all the warrants expire on May 31, 2005.

Dundas Systems, Inc., a company owned and controlled by Gary Verdier, the Company's Chief Executive Officer and majority shareholder, has 43,245 warrants exercisable at $15.00 per warrant. The warrants expire on May 31, 2005.

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

NAME OF INDIVIDUALS OR NUMBER               AMOUNT AND NATURE OF
OF PERSONS IN GROUP (1)                     BENEFICIAL OWNERSHIP (2)       PERCENTAGE OF CLASS (3)
-----------------------------               ------------------------       -----------------------
Gary Verdier (4)                                  205,668                      54.98%

Harvey Judkowitz (5)                                7,900                         *

George Williams  (6)                               11,381                       1.68%

All Executive Officers and                        224,949                      56.93%
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

(3) All percentages are based on 362,566 shares of our common stock issued and outstanding on March 24, 2005 after giving effect for our reverse split on a 1 for 10 basis effective on that date, without regard to any options that are presently exercisable but are included in a calculation of beneficial ownership only pursuant to Rule 13d-3(d)(1)(i) under the Exchange Act.

(4) Mr. Verdier is our President, Chief Executive Officer, Secretary, and Chairman of the Board of Directors. This amount includes (i) 43,245 shares held by Dundas Systems, a corporation controlled by Mr. Verdier, (ii) warrants to purchase 43,245 shares of common stock held by Dundas Systems that are presently exercisable, and (iii) options to purchase an aggregate of 20,000 shares of common stock at $1.00 per share for 10,000 options and $0.15 per share for 10,000 options.

(5) Mr. Judkowitz is our Chief Financial Officer and a Director. This amount includes options to purchase an aggregate of 69,000 shares of common stock that are presently exercisable as follows: (i) 43,000 options at $1.00 per share, (ii) 16,000 options at $0.75 per share, and (iii) 10,000 options at $0.15 per share.

(6) Dr. Williams is a Director. This amount includes options to purchase an aggregate of 53,000 shares of common stock that are presently exercisable as follows: (i) 43,000 options at $1.00 per share and (ii) 10,000 options at $0.15 per share.

(7) The total number of shares includes all options presently exercisable options by all officers and directors as a group but does not include any presently exercisable options in the percentage calculation.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since 1999, Mr. Verdier has advanced an aggregate of $1,181,365 to our Company, including $10,000 during the first quarter of 2005. Effective as of July 24, 2003, Dundas Systems, Inc. agreed to convert its $570,000 loan into 770,270 shares of our restricted common stock at a conversion price of $0.74 per share. We issued these shares to Dundas Systems in reliance upon Section 4(2) of the Securities Act, because Dundas Systems was knowledgeable, sophisticated and had access to comprehensive information about us. A stock certificate for these shares was issued to Mr. Verdier on May 12, 2004.

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

                                                                                    COMMON
                              COMMON STOCK         ADDITIONAL                       STOCK     TREASURY
                        ----------------------       PAID IN      ACCUMULATED        TO BE      STOCK
                          SHARES       AMOUNT        CAPITAL        DEFICIT         ISSUED      SHARES      AMOUNT        TOTAL
                        ----------     -------     ----------     -----------     ---------     ------     --------   -----------
Balance
 December 31, 2002       2,172,500     $ 1,086     $4,282,291     $(4,533,412)    $      --     50,000     $(12,500)  $  (262,535)

Additional paid in
 capital contributed
 as rent                        --          --          6,620              --            --         --           --         6,620

Additional paid in
 capital contributed
 as salary                      --          --         40,000              --            --         --           --        40,000

Common stock
 issued for services        60,000          30         91,970              --            --         --           --        92,000

Consulting expense
 relating to the
 issuance of
 stock options                  --          --         18,720              --            --         --           --        18,720

Common stock issued
 for cash at $0.10          60,000          30         59,970              --            --         --           --        60,000

Common stock issued
 for cash at $0.074        135,135          68         99,932              --            --         --           --       100,000


Common stock issued
 for cash at $0.10         237,775         119        237,631              --            --         --           --       237,750


Common stock issued
 for services              145,000          72        144,928              --            --         --           --       145,000

Obligation to issue
 common stock                   --          --             --              --       570,000         --           --       570,000

Net loss                        --          --             --      (1,358,345)           --         --           --    (1,358,345)
                        ----------     -------     ----------     -----------     ---------     ------     --------   -----------

Balance
 December 31, 2003       2,810,385       1,405      4,982,062      (5,891,757)    $ 570,000     50,000      (12,500)     (350,790)


Common stock
 Issued under              770,270         385        569,615              --      (570,000)        --         --              --
 obligation

Common stock issued
 for cash at $0.10          10,000           5          9,995              --            --         --           --        10,000

Common stock issued
 for services               35,000          18          3,482              --            --         --           --         3,500

Net loss                        --          --             --         (29,144)           --         --           --       (29,144)
                        ----------     -------     ----------     -----------     ---------     ------     --------   -----------
Balance
 December 31, 2004       3,625,655     $ 1,813     $5,565,154     $ 5,920,901     $      --     50,000     $(12,500)  $   366,434)
                        ==========     =======     ==========     ===========     =======       ======     ========   ===========

The accompanying notes are an integral part of these financial statements.

          KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,

                                                                2004             2003
                                                             ---------      -----------
Cash flows from operating activities:
  Net Loss                                                   $ (29,144)     $(1,358,345)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                                  8,926           56,134
  Compensation in exchange for options                              --           18,720
  Capital contributed as rent                                       --            6,620
  Capital contributed as salary                                     --           40,000
  Common stock issued for services                               3,500          237,000
  Loss on termination of investment in limited partnership          --          258,745
  Write off of Intangible Assets                                 5,933               --
  Changes in asset and liability accounts:
 (Increase) decrease in:
   Accounts receivable                                             312          (22,052)
   Prepaid expenses                                                 --            3,854
   Deposits                                                         --            7,980
   Due from related party                                           --            6,923
 Increase (decrease) in:
   Accounts payable                                            (59,312)          79,511
   Accrued expenses                                            (25,091)          35,652
   Deferred income                                              (5,172)          19,122
                                                             ---------      -----------

Net cash used in operating activities                         (100,048)        (610,137)
                                                             ---------      -----------

Investing activities:
  Cash payments for investment of limited partnership               --          (56,660)
                                                             ---------      -----------


Net cash used in investing activities                               --          (56,660)
                                                             ---------      -----------

Financing activities:
  Proceeds from common stock issued                             10,000          397,750
  Proceeds from notes payable-related party                     88,565          270,000
                                                             ---------      -----------

Net cash provided by financing activities                       98,565          667,750
                                                             ---------      -----------

Net increase(decrease) in cash                                  (1,483)             953

Cash, beginning of the period                                   20,032           19,079
                                                             ---------      -----------

Cash, end of the period                                      $  18,549      $    20,032
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
                                                             =========      ===========

Disclosure of non-cash financing activities:
--------------------------------------------

  Non-cash transaction:
    Conversion of related party note payable
      into shares to be issued for stock                     $      --      $   570,000
                                                             =========      ===========
    Stock issued in lieu of note payable to related party    $ 570,000      $        --
                                                             =========      ===========
    Property and equipment exchanged for note                $  20,845      $        --
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


NOTE 2- GOING CONCERN UNCERTAINTY

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assumes the continuity of the Company as a going concern. However, during the years ending December 31, 2004 and 2003, the Company experienced, and continues to experience, going concern and liquidity problems. The Company has incurred net losses of $29,144 and $1,358,345 for the years ended December 31, 2004 and 2003, respectively and has negative working capital of $366,434 and $386,494, respectively. These conditions raise substantial doubt to the ability of the Company to continue as a going concern.

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

NOTE 6- STOCKHOLDERS' EQUITY - CONTINUED

COMMON STOCK
------------

As of December 31, 2004, 407,495 shares of common stock have been reserved for the exercise of options and warrants.

Effective as of July 24, 2003, Dundas Systems, Inc. (an affiliated company) agreed to convert its $570,000 loan into equity of the Company at a conversion price of 0.74 cents per share. As of December 31, 2004, the Company has issued 770,270 shares of its common stock to Dundas Systems in this conversion. The company issued these shares to Mr. Verdier on behalf of Dundas Systems on May
12. 2004.

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

NOTE 8- STOCK OPTIONS AND COMPENSATION PLAN

STOCK COMPENSATION PLAN
-----------------------

On October 10, 2000, the Company adopted the "Year 2000 Equity Compensation Plan." The Company registered the plan on November 16, 2000. The Company's stock compensation plan provides that officers, directors, employees and consultants may be granted shares of common stock. Under the plan, the options granted are qualified stock options, and the total common stock that may be granted is 5.4 million shares after the stock split. Under the plan, 10,000 shares of stock were issued to the Company's chief financial officer, and 150,000 shares were granted for the years ended December 31, 2004 and 2003.

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

Effective January 2, 2004 the Company repriced an aggregate of 54,000 options that had been issued to employees under the Year 2000 Plan. The options were repriced and cancelled from $7.50 per share to $1.00 per share. All of the shares will be fully vested and expire on the same term as the original shares. The Board of Directors approved this event.

On December 18, 2000, the Company adopted the "Non-qualified Stock Option Plan". This plan provides that key advisors who perform services for the Company or its subsidiaries and non-employee members of the board of directors of the Company may be granted non-qualified stock options. Under the Non-qualified Stock Option Plan, the total number of shares of common stock that may be granted is 200,000 shares. No options were granted under the plan during 2004 and 2003.
For stock options issued to non-employees, the Company complies with regulations in accordance with SFAS No. 123. No options were exercised during 2004 or 2003. Changes during the year are presented as follows:

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

NOTE 9- WARRANTS

On April 1, 2000, the Company granted warrants to purchase 60,000 shares of common stock for consulting services rendered during the year 2000, at an average exercise price of $10.00 per share with an expiration date of May 31, 2005. During January 2001, the Company granted warrants to purchase 55,745 shares of common stock for consulting services rendered during the year 2001, at an average exercise price of $8.90 per share.

On October 7, 2003, the Company issued 247,750 warrants in connection with a private offering that was closed on July 25, 2003. The warrants have an exercise price $2.50 per share with an expiration date of May 15, 2006. Since these warrants are in connection with shares issued no entry was required. No warrants were exercised at December 31, 2004 or 2003.

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

NOTE 9- WARRANTS - CONTINUED

The following table summarizes information about warrants outstanding at December 31, 2004:

                            WARRANTS OUTSTANDING                WARRANTS EXERCISABLE
               ------------------------------------------    ----------------------------
                                 WEIGHTED       WEIGHTED                         WEIGHTED
RANGE OF         NUMBER           AVERAGE        AVERAGE        NUMBER           AVERAGE
EXERCISE       OUTSTANDING       REMAINING       EXERCISE    EXERCISABLE AT      EXERCISE
  PRICE        AT 12/31/04    CONTRACTED LIFE     PRICE        12/31/04           PRICE
--------       -----------    ---------------   ---------    --------------      --------
7.50 - 12.50       115,745              1         8.90        115,745              8.90
2.50               247,775            2.5         2.50        247,750              2.50

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