Form 10QSB
period 2005-03-31
KIRSHNER ENTERTAINMENT & TECHNOLOGIES INC
filed 2005-05-19
CIK 1042463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from ________ to __________


                        Commission File Number: 000-24977

                   KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC.
          (Exact name of small business issuer as specified in charter)


            FLORIDA                                    65-1053546
       ----------------                                ----------
(State or other jurisdiction of                 (I.R.S. Employer I.D. No.)
 incorporation or organization)


No. 476 Hutai Branch Road, Baoshan District
              Shanghai, China                                200436
--------------------------------------------               -------------
(Address of principal executive offices)                   (Zip Code)


                                (86) 21-56689332
                (Issuer's telephone number, including area code)

           5200 N.W. 33rd Avenue, Suite 215, Ft. Lauderdale, FL 33309 (Former name or former address, if changed since last report)

  Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No []

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 13, 2005, there were 41,449,139 shares of the small business issuer's common stock outstanding.

                   KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2005


                                      INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheet (Unaudited)
                  As of March 31, 2005.........................................3
         Consolidated Statements of Operations (Unaudited)
                  For the Three Months Ended March 31, 2005 and 2004 ..........4
         Consolidated Statements of Cash Flows (Unaudited)
                  For the Three Months Ended March 31, 2005 and 2004...........5

         Notes to Consolidated Financial Statements.........................6-10

         Item 2 - Management's Discussion and Analysis or Plan of
                     Operations............................................11-14

         Item 3 - Controls and Procedures.....................................14

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings...........................................14

         Item 2 - Unregistered Sales of Equity Securities and
                  Use of Proceeds.............................................15

         Item 3 - Default Upon Senior Securities..............................15

         Item 4 - Submission of Matters to a Vote of Security Holders.........15

         Item 5 - Other Information...........................................15

         Item 6 - Exhibits and Reports on Form 8-K............................15

         Signatures...........................................................16

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                   (Unaudited)


                                                   ASSETS

CURRENT ASSETS:
    Cash                                                                $ 5,702
    Accounts Receivable (Net of Allowance for
    Doubtful Accounts of $130,276)                                        6,517
                                                                  --------------

        Total Current Assets                                             12,219
                                                                  --------------
        Total Assets                                                   $ 12,219
                                                                  ==============


                                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts Payable                                                   $ 51,644
    Accrued Expenses                                                     50,000
    Deferred Revenue                                                     22,302
    Notes Payable - Related Party                                       257,720
                                                                    ------------

        Total Current Liabilities                                       381,666
                                                                    ------------


STOCKHOLDERS' DEFICIT:
    Preferred Stock (No Par Value; 10,000,000 Shares Authorized;  No
        Shares Issued and Outstanding)                                        -
    Common Stock ($0.0005 Par Value; 150,000,000 Shares Authorized;
        3,625,655 Shares Issued and Outstanding)                          1,813
    Additional Paid-in Capital                                        5,565,154
    Accumulated Deficit                                              (5,923,914)
                                                                  --------------
                                                                       (356,947)

     Less: Treasury Stock, 5,000 Shares at Cost                         (12,500)
                                                                  --------------

        Total Stockholders' Deficit                                    (369,447)
                                                                   -------------

        Total Liabilities and Stockholders' Deficit                    $ 12,219
                                                                   =============



     See accompanying notes to unaudited consolidated financial statements.

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                  For the Three Months Ended
                                                            March 31,
                                                -------------------------------
                                                   2005                2004
                                                ------------    ----------------
                                                (Unaudited)       (Unaudited)

NET SALES                                         $ 22,302            $  24,598
                                                ----------       ---------------

OPERATING EXPENSES:
    Salaries                                         6,000                7,684
    Consulting                                       3,937               10,000
    Professional Fees                                6,533                    -
    Rent                                             4,665                4,917
    Other Selling, General and Administrative        4,180                4,286
    Depreciation and Amortization                        -                6,218
                                                 ---------        --------------

        Total Operating Expenses                    25,315               33,105
                                                 ----------       --------------

LOSS FROM OPERATIONS                                (3,013)              (8,507)
                                                 ----------       --------------

OTHER INCOME (EXPENSES):
     Interest Expense                                   -                (3,000)
     Other Income                                       -                65,867
                                                  ----------      --------------

        Total Other Income                              -                62,867
                                                  ----------     ---------------

NET LOSS                                          $ (3,013)           $  54,360
                                                 ===========     ===============

NET LOSS PER COMMON
  SHARE - BASIC AND DILUTED                        $ (0.00)          $      .02
                                                 ===========     ===============
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                  3,625,655            3,580,000
                                                 ===========    ================


     See accompanying notes to unaudited consolidated financial statements.

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC AND SUBSIDIARIES
                   F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     For the Three Months Ended
                                                               March 31,
                                                    ----------------------------
                                                         2005           2004
                                                   -------------  --------------
                                                     (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                  $ (3,013)       $ 54,360
    Adjustments to Reconcile Net Income (Loss) to Net Cash Flows
        Used in Operating Activities:

           Depreciation and amortization                      -           6,218

           (Increase) Decrease in:
             Accounts receivable                         19,736          22,580

           Increase (Decrease) in:
              Accounts payable                           (7,268)        (96,360)
              Accrued expenses                                -               -
              Deferred revenue                          (22,302)        (24,598)
                                                     -----------  --------------

Net Cash Flows Used in Operating Activities             (12,847)        (37,800)
                                                       ---------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable - related party             -          20,000
     Proceeds from common stock to be issued                 -          10,000
                                                       --------   --------------

Net Cash Flows Provided by Financing Activities              -          30,000
                                                       --------  ---------------

Net Decrease in Cash                                    (12,847)         (7,800)

Cash - Beginning of Year                                 18,549          20,032
                                                       ---------  --------------

Cash - End of Period                                    $ 5,702        $ 12,232
                                                       =========  ==============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest                                           $    -          $     -
                                                      ==========  ==============

     Income Taxes                                       $    -          $     -
                                                      ==========  ==============


     See accompanying notes to unaudited consolidated financial statements.

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARY
                  (F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments have been included and all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2004 and notes thereto contained in the Report on Form 10-KSB of Kirshner Entertainment & Technologies, Inc. ("our Company" or the "Company") as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

Organization

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

As a material subsequent event, on May 2, 2005, the Company entered into and consummated a share exchange with all of the shareholders of Linkwell Tech Group, Inc. ("Linkwell"). Pursuant to the share exchange, the Company acquired 100% of the issued and outstanding shares of Linkwell's common stock, in exchange for 36,273,470 shares of our common stock, which at closing represented approximately 87.5% of the issued and outstanding shares of our common stock. As a result of the transaction, Linkwell became our wholly owned subsidiary. Under the terms of the share exchange, the Linkwell shareholders received 4.53 shares of our common stock for each share of Linkwell owned by them prior to the transaction. This share exchange, which was structured to be a tax-free exchange under the Internal Revenue Code of 1987, as amended, resulted in a change in our control. Gary Verdier, Harvey Judkowitz and George Williams, our then officers and directors resigned at the closing of the share exchange and Wei Guan and Xuelian Bian, who are the officers and directors of Linkwell, were appointed.

Linkwell was founded on June 22, 2004, as a Florida corporation. On June 30, 2004, Linkwell acquired 90% of Shanghai Likang Disinfectant Co., Ltd. ("Likang") through a stock exchange. Likang is a science and technology enterprise founded in 1993. Likang is involved in the development, production, marketing and sale, and distribution of disinfectant health care products. Likang's products are utilized by the hospital and medical industry in China. Likang has developed a line of disinfectant product offerings. Likang regards the hospital disinfecting products as the primary segment of its business. Relying on the research and development strength, unique technology and the competitive advantages of the numerous professional staff rooms of Second Military Medical University, it has developed and manufactured several dozen kinds of series products in the field of skin mucous disinfection, hand disinfection, surrounding articles disinfection, medical instruments disinfection and air disinfection.

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARY
                  (F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 1 - BASIS OF PRESENTATION AND SUMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2005 and 2004 include the allowance for doubtful accounts.

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenues of HBOA.Com, Inc. are recognized at the time the services are rendered to customers. Services are rendered when the Company's representatives receive the customers' requests and complete the customers' orders. Revenues of Aerisys Incorporated. are recognized on a straight-line basis over the period that the services are provided.

Stock-based compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

Loss per common share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Not included in basic shares are 2,935,712 stock options and warrants because they are anti-dilutive in 2005 and 2004, respectively.

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARY
                  (F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 1 - BASIS OF PRESENTATION AND SUMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Recent accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based
Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective for the first fiscal year beginning after December 15, 2005. The Company is in process of evaluating the impact of this pronouncement on its financial position.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "Accounting in Certain Investments in Debt and Equity Securities." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company believes that the adoption of this standard will have no material impact on its financial statements.

NOTE 2 - NOTES PAYABLE - RELATED PARTIES

Notes payable consist of six uncollateralized notes payable, to related parties with no specified rate of interest and are due on demand.

NOTE 3 -  STOCKHOLDERS' DEFICIT

Common Stock

On March 24, 2005, the Company effected a 1 for 10 reverse split of its issued and outstanding shares of common stock resulting in a decrease in the number of shares outstanding as a result of such split from 36,256,553 to 3,625,655. In addition the Company amended its Articles of Incorporation to provide that any division or combination of the Company's capital stock shall not result in a change, reduction or increase in the authorized capital stock of the Company. The Articles were amended on March 23, 2005. All share and per-shares information has been restated to reflect this reverse stock split.

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARY
                  (F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 3 -  STOCKHOLDERS' DEFICIT (CONTINUED)

Stock option

Stock option activity for the three months ended March 31, 2005 is summarized as follows:

                                           Number of       Weighted average
                                             shares         exercise price
                                           ----------       --------------
 Outstanding at December 31, 2004            188,000           $    0.84
           Granted ....................            -                0.00
           Exercised ..................            -                0.00
           Canceled ...................            -                0.00
                                           ----------       -------------

 Outstanding at March 31, 2005               188,000               $0.84
                                           ==========       =============

The following table summarizes the Company's stock options outstanding at March 31, 2005:

                                         Options outstanding and exercisable
                                         ------------------------------------
                                                       Weighted     Weighted
                                                       average       average
                    Range of                           remaining     exercise
                 exercise price           Number         life         price
                 ---------------         ---------     ---------     --------
                 $     0.15-1.00           188,000       5.00         $0.84
                                         ---------
                                           188,000
                                         =========

Common Stock Warrants

Stock warrant activity for the three months ended March 31, 2005 is summarized as follows:

                                           Number of            Weighted average
                                            shares               exercise price
                                           ---------            ----------------
  Outstanding at December 31, 2004          363,495                    4.60
         Granted                                  -                       -
         Exercised                                -                       -
                                           ---------             ---------------

   Outstanding at March 31, 2005            363,495                 $  4.60
                                           =========              ==============

The following table summarizes the Company's stock warrants outstanding at March 31, 2005:

                               Options outstanding and exercisable
                       --------------------------------------------------
                                               Weighted      Weighted
                                                average      average
          Range of                             remaining     exercise
       exercise price             Number         life         price
      ----------------           ---------     ---------     --------
       $   7.50-0.55              115,745        1.00         8.90
       $        2.50              247,750        2.50         2.50
                               -----------

                                  363,495

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARY
                  (F/K/A HBOA HOLDINGS, INC. AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 5 - GOING CONCERN CONSIDERATIONS


As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $5,923,914 and a working capital deficit of $369,447 March 31, 2005, net losses in three months ended March 31, 2005 of $3,013 and cash used in operations during the three months ended March 31, 2005 of $12,847.

While the Company is attempting to increase sales, the growth has not been significant enough to support the Company's daily operations. Management may attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate increased revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

NOTE 6 - SUBSEQUENT EVENTS

On May 2, 2005, the Company entered into and consummated a share exchange with all of the shareholders of Linkwell Tech Group, Inc. ("Linkwell"). Pursuant to the share exchange, the Company acquired 100% of the issued and outstanding shares of Linkwell's common stock, in exchange for 36,273,470 shares of our common stock, which at closing represented approximately 87.5% of the issued and outstanding shares of our common stock. As a result of the transaction, Linkwell became our wholly owned subsidiary. Under the terms of the share exchange, the Linkwell shareholders received 4.53 shares of our common stock for each share of Linkwell owned by them prior to the transaction. This share exchange, which was structured to be a tax-free exchange under the Internal Revenue Code of 1987, as amended, resulted in a change in our control. As discussed below, Gary Verdier, Harvey Judkowitz and George Williams, our then officers and directors resigned at the closing of the share exchange and Wei Guan and Xuelian Bian, who are the officers and directors of Linkwell, were appointed. No individuals or entities received any compensation, including finder's fees, in connection with the share exchange. The Share Exchange Agreement contains customary representations and warranties and cross-indemnification provisions.

In connection with the share exchange, in order to satisfy all outstanding obligations and indebtedness owed by our company to Mr. Verdier and certain third parties, Linkwell provided us $175,000 which we provided to Verdier to be used by Verdier to pay our third party creditors (including Mr. Verdier), and we issued to Mr. Verdier 1,400,000 shares of our common stock.

On May 2, 2005, the Company issued 36,273,470 shares of its common stock to two individuals under the terms of a Share Exchange Agreement dated May 2, 2005. This transaction, which resulted in Linkwell becoming a wholly owned subsidiary of our company, was exempt from registration under the Securities Act of 1933, as amended in reliance on an exemption provided by Section 4(2) of that Act. The participants were either accredited investors or non-accredited investors who had such knowledge and experience in financial, investment and business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities.

On May 11, 2005, the Company's Board of Directors approved the creation of Series of 500,000 shares of Series A Convertible Preferred Stock having the following rights, preferences and limitations: (a) each share has a state value of $.80 per share and no par value; (b) each share ranks parri passu with any other series of preferred stock designated by the company and not designated as senior securities or subordinate to the Series A Convertible Preferred Stock,;
(c) each share entitles the holder to receive a six percent (6%) per annum cumulative dividend when, as and if, declared by the Board of Directors of the Company; (d) these shares are convertible into shares of the company's Common Stock at a per share value of $.08 per share,; (e) the shares have no voting rights, and (f) the shares are not subject to redemption. -10-

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This report on Form 10-QSB contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting us or our customers. Many of such risk factors are beyond the control of the Company and its management.

OVERVIEW

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

As a material subsequent event, on May 2, 2005, we entered into and consummated a share exchange with all of the shareholders of Linkwell Tech Group, Inc. ("Linkwell"). Pursuant to the share exchange, we acquired 100% of the issued and outstanding shares of Linkwell's common stock, in exchange for 36,273,470 shares of our common stock, which at closing represented approximately 87.5% of the issued and outstanding shares of our common stock. As a result of the transaction, Linkwell became our wholly owned subsidiary. Under the terms of the share exchange, the Linkwell shareholders received approximately 4.53 shares of our common stock for each share of Linkwell owned by them prior to the transaction. This share exchange, which was structured to be a tax-free exchange under the Internal Revenue Code of 1987, as amended, resulted in a change in our control. Gary Verdier, Harvey Judkowitz and George Williams, our then officers and directors resigned at the closing of the share exchange and Wei Guan and Xuelian Bian, who are the officers and directors of Linkwell, were appointed.

Linkwell was founded on June 22, 2004, as a Florida corporation. On June 30, 2004, Linkwell acquired 90% of Shanghai Likang Disinfectant Co., Ltd. ("Likang") through a stock exchange.

Likang is a science and technology enterprise founded in 1993. Likang is involved in the development, production, marketing and sale, and distribution of disinfectant health care products. Likang's products are utilized by the hospital and medical industry in China.

Likang has developed a line of disinfectant product offerings. Likang regards the hospital disinfecting products as the primary segment of its business. Relying on the research and development strength, unique technology and the competitive advantages of the numerous professional staff rooms of Second Military Medical University, it has developed and manufactured several dozen kinds of series products in the field of skin mucous disinfection, hand disinfection, surrounding articles disinfection, medical instruments disinfection and air disinfection.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Revenues

Net sales for three months ended March 31, 2005 were $22,302 as compared to net sales of $24,598 for three months ended March 31, 2004, a decrease of $2,296 or approximately 9%. In fiscal 2004 and 2003 all of our sales were generated from the Aerisys Intelligent Community(TM) to schools.

Operating Expenses

Operating expenses for three months ended March 31, 2005 were $25,315, a decrease of $7,790, or approximately 24%, from operating expenses in three months ended March 31, 2004 of $33,105. This change from three months ended March 31, 2004 to three months ended March 31, 2005 included:

         * an decrease in salaries of $1,684, or approximately 22%, resulting from a decrease in our staff for the period.

         * a decrease of $6,063, or approximately 61%, in consulting expense due to a decrease in the use of consultants in the current period.

         * an increase of $6,533, or 100%, in professional fees associated with our SEC filings which were delinquent in the 2004 period.

         * a decrease of $252, or 5%, in rent expense.

         * a decrease of $106, or approximately 2%, in other general and administrative expenses for the three months ended March 31, 2005 as compared to three months ended March 31, 2004, and;

         * a decrease of $6,218, or 100%, in depreciation and amortization expenses.

We reported a loss from operations of $3,013 for three months ended March 31, 2005 as compared to a loss from operations of $8,507 for three months ended March 31, 2004.

Total other income decreased $62,867, or approximately 100%, for three months ended March 31, 2005 as compared to three months ended March 31, 2004. Included in this change is:

         * a decrease in other income of $65,867 as reported for the three months ended March 31, 2004 as we did not have comparable income for the three months ended March 31, 2005. During 2004, the Company recuperated various cost associated with an investment it had written off during fiscal year 2003;

         * a decrease of $3,000, or approximately 100%, in interest expense for the three months ended March 31, 2005 as compared to three months ended March 31, 2004 which reflects a decrease in our borrowings during three months ended March 31, 2005.

      We reported a net loss of $3,013 for three months ended March 31, 2005 as compared to net income of $54,360 for three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

            Net cash flows used in operating activities for the three months ended March 31, 2005 was $12,847 as compared to $37,800 for the three months ended March 31, 2004. For the three months ended March 31, 2005, we used cash in operations to fund our loss $3,013, the payment of accounts payable of $7,268 and a decrease in deferred revenues offset by a decrease in accounts receivable of $19,736. For the three months ended March 31, 2004, we used cash in operations to pay accounts payable of $96,360 and a decrease in deferred revenues of $24,598 offset by net income of $54,360, a decrease in accounts receivable of $22,580, and the add back of non-cash items of $6,218.

            Net cash flows provided by financing activities was $0 for the three months ended March 31, 2005 as compared to net cash provided by financing activities of $30,000 for the three months ended March 31, 2004. For the three months ended March 31, 2004, we received proceeds from notes payable - related party of $20,000 and proceeds from the sale of common stock of $10,000.

         We reported a net decrease in cash for the three months ended March 31, 2005 of $12,847 as compared to a net decrease in cash of $7,800 for the three months ended March 31, 2004. At March 31, 2005 we had cash on hand of $5,702 and a working capital deficit of $369,447.

Going Concern

            The report from of our independent registered public accounting firm on our audited financial statements at December 31, 2004 contains an explanatory paragraph regarding doubt as to our ability to continue as a going concern. In order to sustain our current operations and satisfy our current obligations, as well as to expand sales of our products and services we will require funds for working capital. Management may attempt to raise additional funds by way of a public or private offering, however, there are no assurances that such capital will be available to us when needed or upon terms and conditions which are acceptable to us. If we are able to secure additional working capital through the sale of equity securities, the ownership interests of our current stockholders will be diluted. If we raise additional working capital through the issuance of debt or additional dividend paying securities our future interest and dividend expenses will increase. If we are unable to secure additional working capital as needed, our ability to grow our sales, meet our operating and financing obligations as they become due and continue our business and operations could be in jeopardy.

         While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate increased revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

Critical Accounting Policies

         Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for Kirshner Entertainment & Technologies, Inc. includes revenue recognition and accounting for stock based compensation.

         Revenue Recognition - We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

         Revenue is recognized upon completion of conferencing services. We generally do not charge up-front fees and bill our customers based on usage.

         Revenue for video equipment sales is recognized upon delivery and installation.

         Revenue from periodic maintenance agreements is generally recognized ratably over the respective maintenance periods provided no significant obligations remain and collectibility of the related receivable is probable.

            Accounting for Stock Based Compensation - We account for stock based compensation utilizing Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. We have adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148 (See Recent Accounting Pronouncements), which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based
Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. We are in process of evaluating the impact of this pronouncement on our financial position.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. We believe that the adoption of this standard will have no material impact on our financial statements.

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Acting Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date as of the end of the period covered by this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
                                     PART II

Item 1 - Legal Proceedings

         None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item 3 - Defaults Upon Senior Securities

         None.

Item 4 - Submissions of Matters to a Vote of Security Holders

         The record and beneficial owners as of February 28, 2005 of 20,642,410 shares of common stock, constituting approximately 56.93% of the aggregate number of issued and outstanding shares of common stock, provided the Company with the written consent approving and authorizing the following actions: (1) effected a 1 for 10 reverse split of its issued and outstanding shares of common stock (pursuant to which the number of authorized shares of common stock remained 150,000,000 following such reverse stock split), resulting in a decrease in the number of shares outstanding as a result of such split from 36,256,553 to 3,625,655, and (2) amended its Articles of Incorporation to provide that any division or combination of our capital stock shall not result in a change, reduction or increase in our authorized capital stock.

Item 5.  Other Events

         None

Item 6.  Exhibits and Reports on Form 8-K

Exhibits.

31.1  Rule 13a - 14(a)/15d-14(a) Certification of the Chief Executive Officer *
31.2  Rule 13a - 14(a)/15d-14(a) Certification of the Chief Financial Officer *
32.1  Certification of Chief Executive Officer Certification under Section 906 *
32.2 Certification of Principal Financial and Accounting Officer Certification under Section 906 *

              * Filed herein

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the small business issuer has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Kirshner Entertainment & Technologies, Inc.

                        Date:  May 19, 2005    By: /s/ Xuelian Bian
                                                  -------------------
                                                  Xuelian Bian

                                                 Chief Executive Officer
                                                 and Principal Accouning Officer