Form 10QSB
period 2005-06-30
KIRSHNER ENTERTAINMENT & TECHNOLOGIES INC
filed 2005-08-16
CIK 1042463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

   [] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

                        For the transition period from ________ to __________


                        Commission File Number: 000-24977

                   KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC.
          (Exact name of small business issuer as specified in charter)


         FLORIDA                                           65-1053546
         -------                                           ----------
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation or organization)


     No. 476 Hutai Branch Road, Baoshan District
          Shanghai, China                                           200436
    --------------------------------------------------           -------------
    (Address of principal executive offices)                      (Zip Code)

                                (86) 21-56689332
                (Issuer's telephone number, including area code)

           5200 N.W. 33rd Avenue, Suite 215, Ft. Lauderdale, FL 33309 (Former name or former address, if changed since last report)

  Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 10, 2005, there were 43,304,139 shares of the small business issuer's common stock outstanding.

                   KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2005


                                      INDEX

                                                                         Page

PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheet (Unaudited)
                  As of June 30, 2005..........................................3
         Consolidated Statements of Operations (Unaudited)
                  For the Three and Six Months Ended June30, 2005 and 2004 ....4
         Consolidated Statements of Cash Flows (Unaudited)
                  For the Six Months Ended June 30, 2005 and 2004..............5

         Notes to Consolidated Financial Statements.........................6-12

         Item 2 - Management's Discussion and Analysis or Plan of
                     Operations............................................12-16

         Item 3 - Controls and Procedures.....................................17

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings...........................................17

         Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.17

         Item 3 - Default Upon Senior Securities..............................18

         Item 4 - Submission of Matters to a Vote of Security Holders.........18

         Item 5 - Other Information...........................................18

         Item 6 - Exhibits and Reports on Form 8-K............................18

         Signatures...........................................................18

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)



                                           ASSETS
CURRENT ASSETS:
    Cash                                                                                                  $ 314,857
    Accounts receivable, net of allowance for doubtful accounts of $37,050                                1,341,118
    Accounts receivable-  related party                                                                     280,268
    Inventories                                                                                           1,029,315
    Prepaid expenses and other                                                                               69,756
    Due from related party                                                                                      128
                                                                                              ----------------------

        Total Current Assets                                                                              3,035,442

PROPERTY AND EQUIPMENT - Net                                                                                254,315
                                                                                              ----------------------

        Total Assets                                                                                    $ 3,289,757
                                                                                              ======================


                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of loans payable                                                                      $ 615,942
    Accounts payable and accrued expenses                                                                 1,231,326
    Deferred revenues                                                                                         2,750
    Due to related party                                                                                     32,083
    Advances from customers                                                                                 316,287
                                                                                              ----------------------

        Total Current Liabilities                                                                         2,198,388

LOANS PAYABLE, less current portion                                                                               -
                                                                                              ----------------------

        Total Liabilities                                                                                 2,198,388
                                                                                              ----------------------

MINORITY INTEREST                                                                                           170,694
                                                                                              ----------------------

STOCKHOLDERS' EQUITY:
    Preferred stock (No Par Value; 9,500,000 Shares Authorized;
        No shares issued and outstanding)                                                                         -
    Series A convertible preferred stock (No Par Value; 500,000 Shares Authorized;
        375,345 shares issued and outstanding)                                                              234,240
    Common Stock ($0.0005 Par Value; 150,000,000 Shares Authorized;
        43,304,139 shares issued and outstanding)                                                            21,652
    Additional paid-in capital                                                                              913,062
    Retained earnings                                                                                      (248,279)
                                                                                              ----------------------

        Total Stockholders' Equity                                                                          920,675
                                                                                              ----------------------

        Total Liabilities and Stockholders' Equity                                                      $ 3,289,757
                                                                                              ======================




                 See notes to consolidated financial statements

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                  For the Three Months               For the Six Months
                                                                     Ended June 30,                    Ended June 30,
                                                             -------------------------------   -------------------------------
                                                                 2005             2004             2005             2004
                                                             --------------   --------------   --------------  ---------------
NET REVENUES                                                   $ 1,187,220      $ 1,215,613      $ 2,135,145      $ 2,097,525

COST OF SALES                                                      741,022          803,091        1,495,659        1,347,157
                                                             --------------   --------------   --------------  ---------------

GROSS PROFIT                                                       446,198          412,522          639,486          750,368
                                                             --------------   --------------   --------------  ---------------

OPERATING EXPENSES:
     Selling expenses                                               63,785           43,849          108,519           98,846
     General and administrative                                    201,420           83,275          333,877          168,349
                                                             --------------   --------------   --------------  ---------------

        Total Operating Expenses                                   265,205          127,124          442,396          267,195
                                                             --------------   --------------   --------------  ---------------

INCOME FROM OPERATIONS                                             180,993          285,398          197,090          483,173
                                                             --------------   --------------   --------------  ---------------

OTHER INCOME (EXPENSE):
     Interest income                                                   257              307              439              649
     Interest expense                                              (10,155)          (6,143)         (21,454)         (13,839)
                                                             --------------   --------------   --------------  ---------------

        Total Other Expense                                         (9,898)          (5,836)         (21,015)         (13,190)
                                                             --------------   --------------   --------------  ---------------

INCOME BEFORE INCOME TAXES                                         171,095          279,562          176,075          469,983

INCOME TAXES                                                       (28,999)         (61,370)         (30,400)         (77,556)
                                                             --------------   --------------   --------------  ---------------

INCOME BEFORE MINORITY INTEREST                                    142,096          218,192          145,675          392,427

MINORITY INTEREST                                                  (17,771)         (18,435)         (18,129)         (46,998)
                                                             --------------   --------------   --------------  ---------------

NET INCOME                                                         124,325          199,757          127,546          345,429

BENEFICIAL CONVERSION FEATURE - PREFERRED STOCK                   (300,276)               -         (300,276)               -
                                                             --------------   --------------   --------------  ---------------


NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS           $ (175,951)       $ 199,757       $ (172,730)       $ 345,429
                                                             ==============   ==============   ==============  ===============

NET INCOME (LOSS) PER COMMON SHARE:
   Basic and diluted                                                $ 0.00           $ 0.01           $ 0.00           $ 0.01
                                                             ==============   ==============   ==============  ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic and diluted                                            38,565,235       38,127,470       38,565,235       38,128,470
                                                             ==============   ==============   ==============  ===============



                 See notes to consolidated financial statements
                                       -4-

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                              For the Six Months
                                                                                                Ended June 30,
                                                                                    ---------------------------------------
                                                                                          2005                 2004

                                                                                    ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                              $ 127,546            $ 345,429
    Adjustments to reconcile net income to net cash used in
       operating activities:
       Depreciation and amortization                                                            8,837               18,155
       Minority interest                                                                       18,129               46,999
    Changes in assets and liabilities:
       Accounts receivable                                                                   (236,533)            (144,031)
       Accounts receivable - related party                                                    (18,964)            (452,122)
       Inventories                                                                            (88,004)            (349,631)
       Prepaid and other current assets                                                         8,358               16,085
       Accounts payable and accrued expenses                                                   77,323              359,650
       Due to related party                                                                  (226,159)              72,200
       Deferred revenues                                                                      (12,118)                   -
       Advances from customers                                                                 69,450               46,965
                                                                                    ------------------   ------------------

NET CASH USED IN OPERATING ACTIVITIES                                                        (272,135)             (40,301)
                                                                                    ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Cash received in acquisition                                                             2,460                    -
       Purchase of property, plant and equipment                                               (8,871)             (56,088)
                                                                                    ------------------   ------------------

NET CASH USED IN INVESTING ACTIVITIES                                                          (6,411)             (56,088)
                                                                                    ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on loans payable                                                             (108,696)                   -
       Proceeds from sale of preferred stock                                                  234,240                    -
       Increase on amount due from related party                                                    -                    -
                                                                                    ------------------   ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     125,544                    -
                                                                                    ------------------   ------------------

NET DECREASE IN CASH                                                                         (153,002)             (96,389)

CASH  - beginning of year                                                                     467,859              397,177
                                                                                    ------------------   ------------------

CASH - end of period                                                                        $ 314,857            $ 300,788
                                                                                    ==================   ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
    Cash paid for:
          Interest                                                                           $ 21,454             $ 13,839
                                                                                    ==================   ==================
          Income taxes                                                                       $ 30,400             $ 77,556
                                                                                    ==================   ==================


                 See notes to consolidated financial statements.
                                       -5-

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments have been included and all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2004 and notes thereto contained in the Report on Form 10-KSB of Kirshner Entertainment & Technologies, Inc. and with the financial statements for the year ended December 31, 2004 and notes thereto contained in the Report on Form 8-K of Linkwell Tech Group, Inc. and Subsidiary as filed with the Securities and Exchange Commission (the "Commission") . The results of operations for the six months ended June30, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financials statements of the Company include the accounts of its wholly-owned subsidiary, Linkwell Tech Group, Inc., and its 90% owned subsidiary. All significant inter-company balances and transactions have been eliminated.

Organization

Kirshner Entertainment & Technologies, Inc. (the Company) was incorporated in the state of Colorado on December 11, 1996. On May 31, 2000, the Company acquired 100% of HBOA.Com, Inc. The Company focused on development of a Internet portal through which home based business owners, as well as commercial private label businesses, obtain the products, services, and information necessary to start, expand and profitably run their businesses. On December 28, 2000, the Company formed a new subsidiary, Aerisys Incorporated, a Florida corporation, to handle commercial private business. In June 2003, the Company formed its entertainment division and changed its name to reflect this new division. Effective as of March 31, 2003, we decided to discontinue our entertainment division and our technology division, except for the Aerisys operations that continue on a limited basis.

On May 2, 2005, the Company entered into and consummated a share exchange with all of the shareholders of Linkwell Tech Group, Inc. ("Linkwell"). Pursuant to the share exchange, the Company acquired 100% of the issued and outstanding shares of Linkwell's common stock, in exchange for 36,273,470 shares of our common stock, which at closing represented approximately 87.5% of the issued and outstanding shares of our common stock. As a result of the transaction, Linkwell became our wholly owned subsidiary. For financial accounting purposes, the exchange of stock was treated as a recapitalization of Kirshner with the former shareholders of the Company retaining 3,775,669 or approximately 12.5% of the outstanding stock. The consolidated financials statements reflect the change in the capital structure of the Company due to the recapitalization and the consolidated financial statements reflect the operations of the Company and its subsidiaries for the periods presented.

Linkwell was founded on June 22, 2004, as a Florida corporation. On June 30, 2004, Linkwell acquired 90% of Shanghai Likang Disinfectant Co., Ltd. ("Likang") through a stock exchange. Likang is a science and technology enterprise founded in 1993. Likang is involved in the development, production, marketing and sale, and distribution of disinfectant health care products.

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Organization (continued)

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

Inventories

Inventories, consisting of raw materials and finished goods related to the Company's products are stated at the lower of cost or market utilizing the first-in, first-out method.

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

Revenues of Aerisys Inc. are recognized at the time the services are rendered to customers. Services are rendered when the Company's representatives receive the customers' requests and complete the customers' orders. For contacts ocer a period of time, Aerisys recognizes the revemue on a straight-line basis over the period that the services are provided.

The Company's revenues from the sale of products are recorded when the goods are shipped, title passes, and collectibility is reasonably assured.

Loss per common share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Not included in basic shares are 3,753,450 stock and warrants because they are anti-dilutive in 2005.

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


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

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary is the local currency. The financial statements of the subsidiary are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented because the Chinese dollar (RMB) fluctuates with the United States dollar. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash at June 30, 2005 was not material

Recent accounting pronouncements

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

 In May 2005, FASB issued FASB Statement 154, "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3" (" FAS 154"). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005.

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005


NOTE 2 - INVENTORIES

At June 30, 2005, inventories consisted of the following:

         Raw materials                                 $        208,295
         Work in process                                          8,347
         Finished goods                                         932,730
                                                           --------------
                                                               1,149,372

         Less: reserve for obsoloscense                         (120,057)
                                                            --------------
                                                         $      1,029,315
                                                            ==============


NOTE 3 -  RELATED PARTY TRANSACTIONS

The Company's 90% owned subsidiary, Likang, is engaged in business activities with two affiliated entities.
Shanghai Likang Pharmaceuticals Technology Company, Limited, which is owned by Messrs. Xuelian Bian and Wei Guan, our officers and directors, sells our products to third parties. At June 30, 2005, the amount owed to the Company by Shanghai Likang Pharmaceuticals Technology Company, Limited, was $280,268.

Shanghai Likang Meirui Pharmaceuticals High-Tech Company, a company of which Shanghai Shanhai Group, Likang's minority shareholder, owns 68%, provides certain contract manufacturing of two products for Likang. At June 30, 2005, Likang owed Shanghai Likang Meirui Pharmaceuticals High-Tech Company $32,083.

NOTE 4 -  STOCKHOLDERS' EQUITY

Preferred Stock

On May 11, 2005, the Company's Board of Directors approved the creation of Series of 500,000 shares of Series A Convertible Preferred Stock having the following rights, preferences and limitations: (a) each share has a stated value of $.80 per share and no par value; (b) each share ranks equally with any other series of preferred stock designated by the Company and not designated as senior securities or subordinate to the Series A Convertible Preferred Stock,; (c) each share entitles the holder to receive a six percent (6%) per annum cumulative dividend when, as and if, declared by the Board of Directors of the Company; (d) these shares are convertible into shares of the company's Common Stock at a per share value of $.08 per share,; (e) the shares have no voting rights, and (f) the shares are not subject to redemption.

On June 30, 2005, the Company completed an approximate $234,240 (net of costs of $65,760) financing consisting of 375,345 shares of its 6% Series A Preferred Stock, and common stock purchase warrants to purchase an additional 3,753,450 shares. Each warrant entitles the holder to purchase one share of common stock for a period of five years, at an exercise price of $.10 per share, subject to adjustment. The net proceeds from the transaction will be used for general working capital purposes.

To the extent that the investors continue to own the 6% Series A Preferred
Stock or warrants, the Company has agreed to issue the investors additional shares and/or warrants to protect against the Company's future issuance of common stock or securities convertible into common stock at less than the $.08 per share conversion price of the preferred stock and/or $.10 per share exercise price of the warrants, respectively. In addition, the Company also granted the holders piggy-back registration rights covering the shares of its common stock underlying the preferred stock and warrants.

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

NOTE 3 -  STOCKHOLDERS' EQUITY (continued)

Preferred Stock (continued)

On the date of issuance of the Series A Preferred Stock, the effective conversion price was at a discount to the price of the common stock into which it was convertible. The Company recorded a $300,276 preferred stock dividend related to the beneficial conversion feature and the fair value of the warrants granted in connection with the preferred stock.

Common Stock

On March 24, 2005, the Company effected a 1 for 10 reverse split of its issued and outstanding shares of common stock resulting in a decrease in the number of shares outstanding as a result of such split from 36,256,669 to 3,625,669. In addition the Company amended its Articles of Incorporation to provide that any division or combination of the Company's capital stock shall not result in a change, reduction or increase in the authorized capital stock of the Company. The Articles were amended on March 23, 2005. All share and per-shares information has been restated to reflect this reverse stock split.

In April 2005, the Company issued 150,000 shares of common stock to an a former employee for services rendered.

In connection with the share exchange agreement, in order to satisfy all outstanding obligations and indebtedness owed by the Company to Mr. Verdier and certain third parties, certain parties related to Linkwell provided the Company with cash of $175,000 which the Company provided to Verdier to be used by Verdier to pay the Company's third party creditors (including Mr. Verdier), and the Company issued to Mr. Verdier 1,400,000 shares of our common stock.

On May 2, 2005, the Company issued 36,273,470 shares of its common stock to two individuals under the terms of a Share Exchange Agreement dated May 2, 2005. This transaction, which resulted in Linkwell becoming a wholly owned subsidiary of the Company, was exempt from registration under the Securities Act of 1933, as amended in reliance on an exemption provided by Section 4(2) of that Act. The participants were either accredited investors or non-accredited investors who had such knowledge and experience in financial, investment and business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. Additionally, in connection with the share exchange agreement, the Company issued 1,855,000 shares of common stock to a China Direct Investments, Inc. for services related to the share exchange agreement.

Common Stock Warrants

In connection with the preferred stock funding, the Company granted warrants to purchase 731,034 shares of its common stock at $0.3045. The Warrants shall be exercisable for five years after the issue dates of the Warrants.


Stock warrant activity for the six months ended June 30, 2005 is summarized as follows:

                                      Number of          Weighted average
                                        shares            exercise price
                                      ---------           ----------------
   Outstanding at December 31, 2004           -           $         -
         Granted                       3,753,450                  .10
         Exercised                             -                    -
                                    ------------               -----------

   Outstanding at June 30, 2005        3,753,450           $      0.10
                                    ============               ===========

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005


NOTE 3 -  STOCKHOLDERS' EQUITY (continued)

Common Stock Warrants (continued)

The following table summarizes the Company's stock warrants outstanding at June 30, 2005:

                               Options outstanding and exercisable
                             --------------------------------------------
                                            Weighted      Weighted
                                             average       average
          Range of                          remaining     exercise
       exercise price           Number         life         price
      ----------------        -----------    ---------     --------
         $      0.10             3,753,450        5.00         0.10

Stock Option Plan

Effective June 28, 2005, the Company's Board of Directors authorized, approved and adopted its 2005 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give these persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. The Company has currently reserved 5,000,000 of its authorized but unissued shares of common stock for issuance under the plan, and a maximum of 5,000,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization), without further action by its Board of Directors and stockholders, as required. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by the Company, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by the Comapany for other purposes.

The plan is administered by the Company's Board of Directors or an underlying committee. The Board of Directors or the committee determines from time to time those officers, directors, key employees and consultants to whom stock grants or plan options are to be granted, the terms and provisions of the respective option agreements, the time or times at which such options shall be granted, the type of options to be granted, the dates such plan options become exercisable, the number of shares subject to each option, the purchase price of such shares and the form of payment of such purchase price. All other questions relating to the administration of the plan, and the interpretation of the provisions thereof and of the related option agreements, are resolved by the Board or committee.

Plan options may either be options qualifying as incentive stock options under
Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified options. The Company's officers, directors, key employees and consultants are eligible to receive stock grants and non-qualified options under the plan; only the Company's employees are eligible to receive incentive options. In addition, the plan allows for the inclusion of a reload option provision which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Furthermore, compensatory stock grants may also be issued.

           KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005


Stock Option Plan (continued)

Any incentive option granted under the plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The term of each plan option and the manner in which it may be exercised is determined by the Board of Directors or the committee, provided that no option may be exercisable more than ten years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. The exercise price of non-qualified options shall be determined by the Board of Directors or the Committee, but shall not be less than the par value on the date the option is granted. The per share purchase price of shares issuable upon exercise of a Plan option may be adjusted in the event of certain changes in our capitalization, but no such adjustment shall change the total purchase price payable upon the exercise in full of options granted under the Plan.

Unless the plan has been previously suspended or terminated by the Board of Directors, the plan, as it relates to grants of incentive stock options, terminates on June 28, 2015.

NOTE 6 - SUBSEQUENT EVENTS

On June 30, 2005, the Company's Board of Directors approved an amendment of its Articles of Incorporation to change the name of the Company to Linkwell Corporation. The effective date of the name change will be after close of business on August 16, 2005.


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

Likang is a science and technology enterprise founded in 1988. Likang is involved in the development, production, marketing and sale, and distribution of disinfectant health care products. Likang's products are utilized by the hospital and medical industry in China.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Revenues

Net sales for six months ended June 30, 2005 were $2,135,145 as compared to net sales of $2,097,525 for six months ended June 30, 2004, an increase of $37,620 or approximately 2%. For the perod from May 2, 2005,(acquisition date) to June 30, 2005, we included in revenues $15,118 generated from our subsidiary, Aerisys Inc. For the six months ended June 30, 2005, revenues from our Likang subsidiary, located in China, amounted to $2,120,027.

Cost of sales and gross profits

For the six months ended June 30, 2005, cost of sales amounted to $1,495,659 or 70% of net revenues as compared to cost of sales of $1,347,157 or 64.2% of net revenues for the six months ended June 30, 2004, a percentage increase of 5.8%. We experienced an increase in raw material costs and overhead costs such as utilities during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Gross profit for the six months ended June 30, 2005 was $639,486 or 30% of revenues, as compared to $750,368, or 35.8% of revenues for the six months ended June 30, 2004.

Operating Expenses

Operating expenses for six months ended June 30, 2005 were $442,396, an increase of $175,201, or approximately 65.5%, from operating expenses in six months ended June 30, 2004 of $267,195. This change from the six months ended June 30, 2004 to the six months ended June 30, 2005 included the following:

   o For the six months ended June 30, 2005, selling expenses amounted to $108,519 as compared to $98,846 for the six months ended June 30, 2004, an increase of $9,673 or 9.8%. This increase is attributable to increased local tax costs and commissions associated with our increased revenues. Additionally, in 2005, we incurred costs of approximately $11,000 in connection with sales training conferences. We expect out selling expenses to increase as our revenues increase and expect to spend increased funds on adverting and promotion of our products.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

   * For the six months ended June 30, 2005, general and administrative expenses were $333,877 as compared to $168,349 for the six months ended June 30, 2004, an increase of $165,528, or 98% and included the following:

        a) We incurred professional fees approximetaly $35,000 in connection with the audit of our financials statements. Additionally, we experienced an increase in professional fees related to our corporate SEC filings

        b) For the period from May 2, 2005 (date of acquisition) to June 30, 2005, we incurred expenses of $15,666 related to our subsidiary Aerysis, Inc.

        c) In 2005, salaries and wages and related benefits increased by approximately $21,000 due to hiring additional employees. d) We incurred additional operating expenses assocoated with overall price increases, increased telephone and communications usage, and increase travel and entertainment.

We reported income from operations of $197,090 for six months ended June 30, 2005 as compared to income from operations of $483,173 for six months ended June 30, 2004.

Total other expenses increased by $7,825, or approximately 59%, for six months ended June 30, 2005 as compared to six months ended June 30, 2004. Included in this change is:

        o Interest expense was $21,454 as compared to $13,839 for the six months ended June 30, 2004, an increase of $7,615 due to increased borrowings.

Our income before minority interest decreased by $246,752 or 85% to $145,675 for the six months ended June 30, 2005 as compared to $392,427 for the six months ended June 30, 2004 primarily as a result of a decrease in our gross profit margins for the six months ended June 30, 2005 from 2004 period, together with the increase in total operating expense described above.

For the six months ended June 30, 2005, we reported a minority interest in income of subsidiary (Likang) of $18,129 as compared to $46,998 for the six months ended June 30, 2004. The minority interest in income of subsidiary is attributable to Likang, which we allocate to our minority stockholders, and had the effect of reducing our net income.

As a result of these factors, we reported net income of $127,546 for the six months ended June 30, 2005 as compared to net income of $345,429 for the six months ended June 30, 2004. During the six months ended June 30, 2005, we recorded a preferred stock dividend of $300,276 related to the beneficial conversion feature of our Series A Preferred Stock. This translates to an overall per-share loss available to shareholders of ($.00) for the six months ended June 30, 2005 compared to per-share income of $01 for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, we had a cash balance of $314,857. As of June 30, 2005, our cash position by geographic area is as follows:

           United States    $      22,809
           China                  292,048
                              -------------
           Total             $    314,857
                              =============

On June 30, 2005, we completed an approximate $300,000 financing consisting of 375,345 shares of its 6% Series A Preferred Stock, and common stock purchase warrants to purchase an additional 3,753,450 shares. Each share of 6% Series A Preferred Stock is convertible into 10 shares of common stock. Each warrant entitles the holder to purchase one share of common stock for a period of five years, at an exercise price of $.10 per share, subject to adjustment. The net proceeds from the transaction of $234,240 will be used for general working capital purposes.

Net cash flows used in operating activities for the six months ended June 30, 2005 was $272,135 as compared to $40,301 for the six months ended June 30, 2004. For the six months ended June 30, 2005, we used cash in operations to fund an increase in accounts receivable of $236,533, increases in amounts due from a related party of $18,964, increase in inventory of $88,004, and repayments in amounts due to a related party of $226,159 offset by our net income of $127,546, the add back of non cash items of $26,967, increases in accounts payable of $77,322, and increases in advanced from customers of $69,450. For the six months ended June 30, 2004, we used cash in operations to fund an increase in accounts receivable of $144,031, increases in amounts due from a related party of $452,122, and increase in inventory of $349,631 offset by our net income of $345,429, the add back of non-cash items of $65,154, increases in accounts payable of $359,650, and increases in advanced from customers of $46,965, and repayments in amounts due from a related party of $72,200.

Net cash used in investing activities for the six months ended June 30, 2005 was $6,411 as compared to net cash used in investing activities of $56,088 for the six months ended June 30, 2004, a decrease of $49,677 primarily related to capital expenditures for the acquisition of manufacturing equipment.

Net cash flows provided by financing activities was $125,544 for the six months ended June 30, 2005 as compared to net cash provided by financing activities of $0 for the six months ended June 30, 2004. For the six months ended June 30, 2005, we received proceeds from a preferred stock offering of $234,240 offset by the payment of loans payable of $108,696.

We reported a net decrease in cash for the six months ended June 30, 2005 of $153,002 as compared to a net decrease in cash of $96,389 for the six months ended June 30, 2004.

We currently have no material commitments for capital expenditures.

As of June 30, 2005, we had approximately U.S. $616,000 in short term loans maturing at or prior to April 2006. We plan on renewing these loans when they become due at term comparable to current terms. If we fail to repay these obligations with revenues from operations or obtain debt or equity financing to meet these obligations or fail to obtain extensions of the maturity dates of these debt obligations, our overall liquidity and capital resources will be adversely affected as a result of our efforts to satisfy these obligations.

Other than working capital, loans and proceeds from the sale of preferred stock, we presently has no other alternative source of working capital. We seek to raise additional capital through the sale of equity securities. No assurances can be given that the Company will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to the Company. At this time, we have no commitments or plans to obtain additional capital. Further, there can be no assurances that even if such additional capital is obtained that we will sustain profitability or positive cash flow.

Critical Accounting Policies

         Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for Kirshner Entertainment & Technologies, Inc. include revenue recognition and the useful lives of property, plant and equipment.

     Revenue Recognition - We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The Company assesses whether the fee associated with its revenue transactions is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of the fee is due after the Company's normal payment terms , we access if the fee is not fixed or determinable. In these cases, the Company may recognize revenue as the fees become due. The Company assesses collectibility based on the credit worthiness of the customer and past transaction history. The Company performs initial credit evaluations of its customers and does not require collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, it defers the fee and recognizes the revenue at the time that collection becomes reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

     o Revenues of Aerisys Inc. are recognized at the time the services are rendered to customers. Services are rendered when the Company's representatives receive the customers' requests and complete the customers' orders. For contacts ocer a period of time, Aerisys recognizes the revemue on a straight-line basis over the period that the services are provided.

     o Our revenues from the sale of products are recorded when the goods are shipped, title passes, and collectibility is reasonably assured.

     We record property and equipment at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. We review these long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less than the carrying amount, their carrying amount is reduced to fair value and an impairment loss is recognized. To date, we have not recognized any impairment losses.


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

 In May 2005, FASB issued FASB Statement 154, "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3" (" FAS 154"). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005.
                                      -16-

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Financial and Accounting Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date as of the end of the period covered by this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1 - Legal Proceedings

         None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

          In April 2005 (following the recapitalization), the Company issued 150,000 shares of common stock to a former employee for services rendered.

          On May 1, 2005, we engage China Direct Investments, Inc., whose staff includes Chinese-speaking individuals with experience in operation and regulatory framework applicable to U.S. public companies, as a consultant to advise the our management in areas related to marketing and operational support in the U.S., media and public relations, mergers and acquisitions, financial advisory and SEC disclosure compliance, and pursuant thereto issue 1,855,000 shares of the our common stock to China Direct Investments, Inc. as compensation therefore.
          Each of the issuance of shares described above was exempt from the registration requirements of the Securities Act by reason of Section 4(2) of the Securities Act and the rules and regulations, including Regulation D thereunder, as a transaction by an issuer not involving a public offering.

Item 3 - Defaults Upon Senior Securities

         None.

Item 4 - Submissions of Matters to a Vote of Security Holders

          In July 2005, we filed an information statement to provide our stockholders with information and a description of an action taken by our Board of Directors and by the written consent of the holders of a majority in interest of our issued and outstanding voting stock.
          On June 30, 2005, our Board of Directors unanimously approved the following action, subject to authorization by consent of a majority in interest of our stockholders and fulfillment of our statutory obligations:

          Proposal: To approve an amendment to our Articles of Incorporation changing the name of our company to Linkwell Corporation, to be effective after the close of business on August 16, 2005.

          On June 30, 2005 in accordance with the relevant sections of the Florida Business Corporation Act, Xuelian Bian, our Chief Executive Officer, President and Chairman, and Wei Guan, our Vice President, Secretary and director, who collectively own approximately 84% of our voting stock, approved the Amendment by written consent in lieu of a special meeting of our stockholders.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

Exhibits.

31.1 Rule 13a - 14(a)/15d-14(a) Certification of the Chief Executive Officer *
31.2 Rule 13a - 14(a)/15d-14(a) Certification of the Chief Financial Officer *
32.1 Certification of Chief (Principal) Executive Officer and Principal Financial and Accounting Officer under Section 906 *


              * Filed herein


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the small business issuer has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     Kirshner Entertainment & Technologies, Inc.

                           Date:  August 15, 2005        By: /s/ Xuelian Bian
                                                         -------------------
                                                         Xuelian Bian

                                                         Chief Executive Officer
                                                         and Principal Accouning
                                                         Officer