Form 10QSB
period 2005-09-30
Linkwell CORP
filed 2005-11-21
CIK 1042463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

        For the quarterly period ended September 30,  2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

        For the transition period from ________ to __________


       Commission File Number: 000-24977


                              LINKWELL CORPORATION
          (Exact name of small business issuer as specified in charter)



         FLORIDA                                       65-1053546
         -------                                        ----------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
incorporation or organization)




No. 476 Hutai Branch Road, Baoshan District
            Shanghai, China                                       200436
------------------------------------------------              -------------
(Address of principal executive offices)                        (Zip Code)


                                (86) 21-56689332
                (Issuer's telephone number, including area code)

                   KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC.
          (Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[ ] No [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 45,304,139 shares at November 14, 2005

Transitional Small Business Disclosure Format (Check one): Yes[ ] No [x]

                      LINKWELL CORPORATION AND SUBSIDIARIES
             (FORMERLY KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC.)
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005


                                      INDEX


                                                                            Page
PART I - FINANCIAL INFORMATION

     Item 1 - Consolidated Financial Statements

     Consolidated Balance Sheet (Unaudited)
            As of September 30, 2005...........................................3
     Consolidated Statements of Operations (Unaudited)
            For the Three and Nine Months Ended September 30, 2005 and 2004 ...4 Consolidated Statements of Cash Flows (Unaudited)
            For the Nine Months Ended September 30, 2005 and 2004..............5

     Notes to Unaudited Consolidated Financial Statements...................6-12

     Item 2 - Management's Discussion and Analysis or Plan of operations...12-16

     Item 3 - Controls and Procedures.........................................17

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings...............................................17

     Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.....17

     Item 3 - Default Upon Senior Securities..................................18

     Item 4 - Submission of Matters to a Vote of Security Holders.............18

     Item 5 - Other Information...............................................18

     Item 6 - Exhibits........................................................18

     Signatures...............................................................18

                         LINKWELL CORPORATION AND SUBSIDIARIES
                (FORMERLY KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC.)
                              CONSOLIDATED BALANCE SHEET
                                  September 30, 2005
                                      (Unaudited)



                                        ASSETS
CURRENT ASSETS:
    Cash                                                                                      $     257,590
    Accounts receivable, net of allowance for doubtful accounts of $155,670                       1,496,832
    Inventories                                                                                     761,183
    Prepaid expenses and other                                                                       85,270
    Due from related party                                                                        1,011,920
                                                                                        --------------------

        Total Current Assets                                                                      3,612,795

PROPERTY AND EQUIPMENT - Net                                                                        338,506
                                                                                        --------------------

        Total Assets                                                                          $   3,951,301
                                                                                        ====================


                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loans Payable                                                                             $     628,853
    Accounts payable and accrued expenses                                                         1,036,203
    Deferred revenues                                                                                16,334
    Due to related party                                                                             19,667
    Income Tax Payable                                                                              105,362
    Advances from customers                                                                         644,203
                                                                                        --------------------

        Total Current Liabilities                                                                 2,450,622

OTHER PAYABLE                                                                                       225,850
                                                                                        --------------------

        Total Liabilities                                                                         2,676,472
                                                                                        --------------------

MINORITY INTEREST                                                                                   194,013
                                                                                        --------------------

STOCKHOLDERS' EQUITY:
    Preferred stock (No Par Value; 10,000,000 Shares Authorized;
        No shares issued and outstanding)                                                                 -
    Series A convertible preferred stock (No Par Value; 500,000 Shares Authorized;
        375,345 shares issued and outstanding)                                                      234,240
    Common Stock ($0.0005 Par Value; 150,000,000 Shares Authorized;
        45,304,139 shares issued and outstanding)                                                    22,652
    Additional paid-in capital                                                                    1,072,062
    Retained earnings                                                                              (117,977)
    Deferred compensation                                                                          (146,667)
    Other comprehensive gain - foreign currency                                                      16,506
                                                                                        --------------------

        Total Stockholders' Equity                                                                1,080,816
                                                                                        --------------------

        Total Liabilities and Stockholders' Equity                                            $   3,951,301
                                                                                        ====================

            See notes to unaudited consolidated financial statements
                                       -3-

                      LINKWELL CORPORATION AND SUBSIDIARIES
             (FORMERLY KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                 For the Three Months               For the Nine Months
                                                                  Ended September 30,               Ended September 30,
                                                            --------------------------------  --------------------------------
                                                                 2005             2004             2005             2004
                                                            ---------------  ---------------  ---------------  ---------------

NET REVENUES                                                   $ 1,690,922      $ 1,202,497      $ 3,826,067      $ 3,300,022

COST OF SALES                                                    1,057,987          919,235        2,553,646        2,266,392
                                                            ---------------  ---------------  ---------------  ---------------

GROSS PROFIT                                                       632,935          283,262        1,272,421        1,033,630
                                                            ---------------  ---------------  ---------------  ---------------

OPERATING EXPENSES:
     Selling expenses                                               82,625           66,596          191,144          165,442
     General and administrative                                    249,739          232,792          670,004          401,141
                                                            ---------------  ---------------  ---------------  ---------------

        Total Operating Expenses                                   332,364          299,388          861,148          566,583
                                                            ---------------  ---------------  ---------------  ---------------

INCOME (LOSS) FROM OPERATIONS                                      300,571          (16,126)         411,273          467,047
                                                            ---------------  ---------------  ---------------  ---------------

OTHER INCOME (EXPENSE):
     Other income (expense)                                              -            7,608           (1,805)           7,608
     Interest income                                                   350              380              789            1,029
     Interest expense                                              (10,592)          (7,988)         (32,046)         (21,827)
                                                            ---------------  ---------------  ---------------  ---------------

        Total Other Expense                                        (10,242)               -          (33,062)         (20,798)
                                                            ---------------  ---------------  ---------------  ---------------

INCOME (LOSS) BEFORE INCOME TAXES                                  290,329          (16,126)         378,211          453,857

INCOME TAXES                                                       (52,316)          (3,173)         (82,716)         (80,729)
                                                            ---------------  ---------------  ---------------  ---------------

INCOME (LOSS) BEFORE MINORITY INTEREST                             238,013          (19,299)         295,495          373,128

MINORITY INTEREST                                                  (19,518)           9,685          (37,647)         (37,313)
                                                            ---------------  ---------------  ---------------  ---------------

NET INCOME (LOSS)                                                  218,495           (9,614)         257,848          335,815

BENEFICIAL CONVERSION FEATURE - PREFERRED STOCK                   (300,276)               -         (300,276)               -
                                                            ---------------  ---------------  ---------------  ---------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS          $   (81,781)     $    (9,614)     $   (42,428)     $ 335,815
                                                            ===============  ===============  ===============  ===============

NET INCOME (LOSS) PER COMMON SHARE:
   Basic                                                       $      0.00      $      0.00      $      0.00      $     0.01
                                                            ===============  ===============  ===============  ===============
   Diluted                                                     $      0.00      $      0.00      $      0.00      $     0.01
                                                            ===============  ===============  ===============  ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                        43,934,574       36,273,470       40,374,683       36,273,470
                                                            ===============  ===============  ===============  ===============
   Diluted                                                      43,934,574       36,273,470       40,374,683       36,273,470
                                                            ===============  ===============  ===============  ===============


            See notes to unaudited consolidated financial statements
                                       -4-

                      LINKWELL CORPORATION AND SUBSIDIARIES
             (FORMERLY KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                     For the Nine Months
                                                                                     Ended September 30,
                                                                             -------------------------------------
                                                                                   2005                2004
                                                                             -----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                   $    257,848        $    335,815
    Adjustments to reconcile net income to net cash used in
      operating activities:
      Depreciation and amortization                                                    20,083              26,187
      Minority interest                                                                41,449              37,313
      Allowance for doubtful accounts                                                 118,620                   -
      Stock-based compensation                                                         13,333                   -

    Changes in assets and liabilities:
      Accounts receivable                                                            (510,867)           (739,759)
      Inventories                                                                     180,128            (172,705)
      Prepaid and other current assets                                                 (7,028)             70,603
      Accounts payable and accrued expenses                                          (117,801)            812,164
      Due to related party                                                           (238,575)           (103,136)
      Deferred revenues                                                                 1,466                   -
      Tax Payable                                                                     105,362              29,977
      Advances from customers                                                         397,366            (140,309)
      Other payables                                                                 (196,855)                  -
                                                                             -----------------   -----------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                              64,529             156,150
                                                                             -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash received in acquisition                                                      2,460                   -
      Purchase of property, plant and equipment                                      (104,308)            (96,086)
                                                                             -----------------   -----------------

NET CASH USED IN INVESTING ACTIVITIES                                                (101,848)            (96,086)
                                                                             -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on loans payable                                                       326,920                   -
      Proceeds from sale of preferred stock                                           234,240                   -
      Increase in amount due from related party                                      (750,616)           (283,206)
                                                                             -----------------   -----------------

NET CASH USED IN FINANCING ACTIVITIES                                                (189,456)           (283,206)
                                                                             -----------------   -----------------

EFFECT OF EXCHANGE RATE ON CASH                                                        16,506                   -
                                                                             -----------------   -----------------

NET DECREASE IN CASH                                                                 (210,269)           (223,142)

CASH  - beginning of year                                                             467,859             397,177
                                                                             -----------------   -----------------

CASH - end of period                                                             $    257,590        $    174,035
                                                                             =================   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
    Cash paid for:
         Interest                                                                $     32,046         $    21,827
                                                                             =================   =================
         Income taxes                                                            $     82,716         $    80,729
                                                                             =================   =================


            See notes to unaudited consolidated financial statements.
                                       -5-

                      LINKWELL CORPORATION AND SUBSIDIARIES
             (FORMERLY KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments have been included and all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2004 and notes thereto contained in the Report on Form 10-KSB of Kirshner Entertainment & Technologies, Inc. and with the financial statements for the year ended December 31, 2004 and notes thereto contained in the Report on Form 8-K of Linkwell Tech Group, Inc. and Subsidiary as filed with the Securities and Exchange Commission (the "Commission"). The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financials statements of the Company include the accounts of its wholly-owned subsidiary, Linkwell Tech Group, Inc., and its 90% owned subsidiary. All significant inter-company balances and transactions have been eliminated.

Organization

Kirshner Entertainment & Technologies, Inc. (the Company) was incorporated in the state of Colorado on December 11, 1996. On May 31, 2000, the Company acquired 100% of HBOA.Com, Inc. The Company focused on development of an Internet portal through which home based business owners, as well as commercial private label businesses, obtain the products, services, and information necessary to start, expand and profitably run their businesses. On December 28, 2000, the Company formed a new subsidiary, Aerisys Incorporated ("Aerisys"), a Florida corporation, to handle commercial private business. In March 2003, the Company formed its entertainment division and changed its name to reflect this new division. Effective as of March 31, 2003, we decided to discontinue our entertainment division and our technology division, except for the Aerisys operations that continue on a limited basis.

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

                      LINKWELL CORPORATION AND SUBSIDIARIES
             (FORMERLY KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Organization (continued)

Likang's products are utilized by the hospital and medical industry in China. Likang has developed a line of disinfectant product offerings. Likang regards the hospital disinfecting products as the primary segment of its business. Relying on the research and development strength, unique technology and the competitive advantages of the numerous professional staff rooms of Second Military Medical University, Likang has developed and manufactured multiple products series in the field of skin mucous disinfection, hand disinfection, surrounding articles disinfection, medical instruments disinfection and air disinfection.

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

On June 30, 2005, the Company's Board of Directors approved an amendment of its Articles of Incorporation to change the name of the Company to Linkwell Corporation. The effective date of the name change was after close of business on August 16, 2005.

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

Revenues of Aerisys Inc. are recognized at the time the services are rendered to customers. Services are rendered when the Company's representatives receive the customers' requests and complete the customers' orders. For contacts over a period of time, Aerisys recognizes the revenue on a straight-line basis over the period that the services are provided.

The Company's revenues from the sale of products are recorded when the goods are shipped, title passes, and collectibility is reasonably assured.

                      LINKWELL CORPORATION AND SUBSIDIARIES
             (FORMERLY KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Loss per common share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Not included in basic shares are 3,753,450 common shares issuable upon conversion of preferred stock and 3,753,450 stock warrants because they are anti-dilutive in 2005. In the 2004 period, the Company did not have any common stock equivalents.

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

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary is the local currency. The financial statements of the subsidiary are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented because the Chinese dollar (RMB) fluctuates with the United States dollar. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash at September 30, 2005 was not material.

On July 21, 2005, China allowed the Chinese RMB to fluctuate, ending its decade-old valuation peg to the U.S. dollar. The new RMB rate reflects an approximately 2% increase in value against the U.S. dollar. Historically, the Chinese government has benchmarked the RMB exchange ratio against the U.S. dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk. The Company does not believe that its foreign currency exchange rate fluctuation risk is significant, especially if the Chinese government continues to benchmark the RMB against the U.S. dollar.

                      LINKWELL CORPORATION AND SUBSIDIARIES
             (FORMERLY KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Recent accounting pronouncements (continued)

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

In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123R.

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

                      LINKWELL CORPORATION AND SUBSIDIARIES
             (FORMERLY KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005


NOTE 2 - INVENTORIES

At September 30, 2005, inventories consisted of the following:

         Raw materials                                  $    210,816
         Finished goods                                      672,941
                                                       --------------

                                                             883,757

         Les: reserve for obsolescence                      (122,574)
                                                       --------------

                                                         $   761,183
                                                        ==============

NOTE 3 -  RELATED PARTY TRANSACTIONS

The Company's 90% owned subsidiary, Likang, is engaged in business activities with two affiliated entities. Shanghai Likang Machinery and Medicine Company, Limited, which is owned by Messrs. Xuelian Bian and Wei Guan, our officers and directors, sells our products to third parties. Additionally, Shanghai Likang Machinery and Medicine Company, Limited advanced the Company funds for working capital purposes. At September 30, 2005, the amount owed to the Company by Shanghai Likang Machinery and Medicine Company Limited was $1,011,920.

Shanghai Likang Meirui Pharmaceuticals High-Tech Company, a company of which Shanghai Shanhai Group, Likang's minority shareholder, owns 68%, provides certain contract manufacturing of two products for Likang. At September 30, 2005, Likang owed Shanghai Likang Meirui Pharmaceuticals High-Tech Company $4,667.

At September 30, 2005, the Company owed $15,000 to a shareholder of the Company for working capital advanced to the Company's subsidiary, Aerisys, The advanced are non-interest bearing and are payable on demand.

NOTE 4 -  STOCKHOLDERS' EQUITY

Preferred Stock

On May 11, 2005, the Company's Board of Directors approved the creation of 500,000 shares of Series A Convertible Preferred Stock having the following rights, preferences and limitations: (a) each share has a stated value of $.80 per share and no par value; (b) each share ranks equally with any other series of preferred stock designated by the Company and not designated as senior securities or subordinate to the Series A Convertible Preferred Stock,; (c) each share entitles the holder to receive a six percent (6%) per annum cumulative dividend when, as and if, declared by the Board of Directors of the Company; (d) these shares are convertible into shares of the company's Common Stock at a per share value of $.08 per share,; (e) the shares have no voting rights, and (f) the shares are not subject to redemption.

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

                      LINKWELL CORPORATION AND SUBSIDIARIES
             (FORMERLY KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005



NOTE 3 -  STOCKHOLDERS' EQUITY (continued)

Preferred Stock (continued)

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

In April 2005, the Company issued 150,000 shares of common stock to a former employee for services rendered.

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

On August 24, 2005 and effective September 1, 2005, the Company entered into a one-year agreement with China Direct Investments, Inc. to provide business development and management services. In connection with this agreement, the Company issued 2,000,000 shares of the Company's common stock. The Company valued these services using the air value of common shares on grant date at $.08 per share and recorded deferred consulting expense of $160,000 to be amortized over the service period. For the nine months ended September 30, 2005, amortization of deferred consulting expense amounted to $13,333.

                      LINKWELL CORPORATION AND SUBSIDIARIES
             (FORMERLY KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005


NOTE 3 -  STOCKHOLDERS' EQUITY (continued)

Common Stock Warrants

In connection with the preferred stock funding, the Company granted warrants to purchase 731,034 shares of its common stock at $0.3045. The Warrants shall be exercisable for five years after the issue dates of the Warrants.


Stock warrant activity for the nine months ended September 30, 2005 is summarized as follows:

                                             Number of         Weighted average
                                               shares           exercise price
                                           ------------         ----------------
   Outstanding at December 31, 2004                 -               $       -
        Granted                             3,753,450                     .10
        Exercised                                   -                       -
                                            -----------          ---------------

   Outstanding at September 30, 2005        3,753,450               $    0.10
                                            ============          ==============

The following table summarizes the Company's stock warrants outstanding at September 30, 2005:

                               Options outstanding and exercisable
                       --------------------------------------------------
                                            Weighted      Weighted
                                            average       average
          Range of                         remaining      exercise
       exercise price           Number         life         price
      ----------------        -----------    ---------     --------
         $      0.10             3,753,450        4.75        0.10

Stock Option Plan

Effective June 28, 2005, the Company's Board of Directors authorized, approved and adopted its 2005 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give these persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. The Company has currently reserved 5,000,000 of its authorized but unissued shares of common stock for issuance under the plan, and a maximum of 5,000,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization), without further action by its Board of Directors and stockholders, as required. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by the Company, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by the Company for other purposes.

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

                      LINKWELL CORPORATION AND SUBSIDIARIES
             (FORMERLY KIRSHNER ENTERTAINMENT & TECHNOLOGIES, INC.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005

NOTE 3 -  STOCKHOLDERS' EQUITY (continued)

Stock Option Plan (continued)

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

OVERVIEW

Kirshner Entertainment & Technologies, Inc. (the Company), was incorporated in the state of Colorado on December 11, 1996. On May 31, 2000, the Company acquired 100% of HBOA.Com, Inc. The Company focused on development of a premier Internet portal through which home based business owners, as well as commercial private label businesses, obtain the products, services, and information necessary to start, expand and profitably run their businesses. On December 28, 2000, the Company formed a new subsidiary, Aerisys Incorporated, a Florida corporation, to handle commercial private business. In March 2003, the Company formed its entertainment division and changed its name to reflect this new division. Effective as of March 31, 2003, we decided to discontinue our entertainment division and our technology division, except for the Aerisys operations that continue on a limited basis.

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

On June 30, 2005, our Board of Directors approved an amendment of our Articles of Incorporation to change the name of the Company to Linkwell Corporation. The effective date of the name change was after close of business on August 16, 2005.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Revenues

Net revenues for nine months ended September 30, 2005 were $3,826,067 as compared to net revenues of $3,300,022 for nine months ended September 30, 2004, an increase of $526,045 or approximately 16%. For the period from May 2, 2005,(acquisition date) to September 30, 2005, we included in revenues $22,871 generated from our subsidiary, Aerisys Inc. For the nine months ended September 30, 2005 and 2004, revenues from our Likang subsidiary, located in China, amounted to $3,803,196 and $3,300,022, respectively. Our increase in revenue was attributable to a recent surge in demand for disinfectant products. Recent health scares such as SARS and the Avian Flu have increased the public awareness of health standards in China. In response the Chinese government has implemented a series of initiatives to establish minimum health standards. As a result public demand for disinfectant products have increased. We cannot be assured that demand will continue to increase. Additionally Linkwell introduced new products such as Jifro 4% Chlorhexidine Gluconate, Dianerkang, 2% glutaraldehyde disinfectant, and the revised 84' disinfectant. Initially, these products have been received favorably by the public. There is no assurance that these products will continue to witness increased public demand.

Cost of sales and gross profits

For the nine months ended September 30, 2005, cost of sales amounted to $2,553,646 or 67% of net revenues as compared to cost of sales of $2,266,392 or 68.7% of net revenues for the nine months ended September 30, 2004, a small percentage increase. We experienced an increase in overhead costs such as utilities during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. However, the increase in these expenses were offset by an increase in net revenues in the current period.

Gross profit for the nine months ended September 30, 2005 was $1,272,421 or 33% of net revenues, as compared to $1,033,630 or 31.3% of revenues for the nine months ended September 30, 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Operating Expenses

Operating expenses for nine months ended September 30, 2005 were $861,148, an increase of $294,565, or approximately 52%, from operating expenses in nine months ended September 30, 2004 of $566,583. This change from the nine months ended September 30, 2004 to the nine months ended September 30, 2005 included the following:

   o For the nine months ended September 30, 2005, selling expenses amounted to $191,144 as compared to $165,442 for the nine months ended September 30, 2004, an increase of $25,702 or 15.5%. This increase is attributable to increased local tax costs and commissions associated with our increased revenues. Additionally, in 2005, we incurred costs of approximately $14,000 in connection with sales training conferences. We expect out selling expenses to increase as our revenues increase and expect to spend increased funds on adverting and promotion of our products.

   o For the nine months ended September 30, 2005, general and administrative expenses were $670,004 as compared to $401,141 for the nine months ended September 30, 2004, an increase of $268,863, or 67% and included the following:

        a) We incurred professional fees approximately $55,262 in connection with the audit of our financials statements. Additionally, we experienced an increase in professional fees related to our corporate SEC filings

        b) For the period from May 2, 2005 (date of acquisition) to September 30, 2005, we incurred expenses of $34,123 related to our subsidiary Aerysis, Inc. This included items such as rent, phone and utilities.

        c) In 2005, salaries and wages and related benefits increased by approximately $69,500 due to hiring additional employees. Additionally, labor-related insurance increased by approximately $48,000.

        d) We incurred additional operating expenses associated with overall price increases, increased telephone and communications usage, and increase travel and entertainment.

We reported income from operations of $411,273 for nine months ended September 30, 2005 as compared to income from operations of $467,047 for nine months ended September 30, 2004, a decrease of $55,774 or 11.9%. This figure was impacted due to our higher general and administrative costs.

Total other expenses increased by $12,264, or approximately 59%, for nine months ended September 30, 2005 as compared to nine months ended September 30, 2004. Included in this change is:

    o Interest expense was $32,046 as compared to $21,827 for the nine months ended September 30, 2004, an increase of $10,219 due to increased borrowings.

Our income before minority interest decreased by $77,633 or 20.8% to $295,495 for the nine months ended September 30, 2005 as compared to $373,128 for the nine months ended September 30, 2004 primarily as a result of a decrease in our gross profit margins for the nine months ended September 30, 2005 from 2004 period, together with the increase in total operating expense as described above.

For the nine months ended September 30, 2005, we reported a minority interest in income of subsidiary (Likang) of $37,647 as compared to $37,313 for the nine months ended September 30, 2004. The minority interest in income of subsidiary is attributable to Likang, which we allocate to our minority stockholders, and had the effect of reducing our net income.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

As a result of these factors, we reported net income of $257,848 for the nine months ended September 30, 2005 as compared to net income of $335,815 for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, we recorded a preferred stock dividend of $300,276 related to the beneficial conversion feature of our Series A Preferred Stock. This translates to an overall per-share loss available to shareholders of ($.00) for the nine months ended September 30, 2005 compared to per-share income of $.01 for the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, we had a cash balance of $257,590. As of September 30, 2005, our cash position by geographic area is as follows:

           United States         $     35,841
           China                      221,749
                                -------------
           Total                 $    257,590
                                =============
On June 30, 2005, we completed an approximate $300,000 financing consisting of 375,345 shares of its 6% Series A Preferred Stock, and common stock purchase warrants to purchase an additional 3,753,450 shares. Each share of 6% Series A Preferred Stock is convertible into 10 shares of common stock. Each warrant entitles the holder to purchase one share of common stock for a period of five years, at an exercise price of $.10 per share, subject to adjustment. The net proceeds from the transaction of $234,240 ware being used for general working capital purposes.

Net cash flows used in operating activities for the nine months ended September 30, 2005 was $(352,412) as compared to net cash provided by operating activities of $156,150 for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, we used cash in operations to fund an increase in accounts receivable of $510,867, increases in amounts due from a related party of $416,941, repayments of accounts payable and accrued expenses of $117,801, and repayments in amounts due to a related party of $238,575 offset by our net income of $257,848, the add back of non-cash items of $193,485, increases in inventories of $180,128, and increases in advanced from customers of $397,366. For the nine months ended September 30, 2004, we received cash from operations from our net income of $335,815, the add back of non-cash items of $63,500, increases in accounts payable of $812,164, and increases in prepaid expenses and other current assets of $70,603 offset by cash used in operations to fund an increase in accounts receivable of $739,759, increases in inventory of $172,705, repayments in amounts due to a related party of $103,136, and decreases in advances from customers of $140,309.

Net cash used in investing activities for the nine months ended September 30, 2005 was $101,848 as compared to net cash used in investing activities of $96,086 for the nine months ended September 30, 2004, an increase of $5,762 primarily related to capital expenditures for the acquisition of manufacturing equipment.

Net cash flows provided by financing activities was $227,485 for the nine months ended September 30, 2005 as compared to net cash used in financing activities of $283,206 for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, we received proceeds from a preferred stock offering of $234,240 and proceeds from loans payable of $326,920 offset by increases in amounts due from a related party of $333,675. For the nine months ended September 30, 2004, we used cash of $283,206 related to increase in amounts due from a related party.

We reported a net decrease in cash for the nine months ended September 30, 2005 of $210,269 as compared to a net decrease in cash of $223,142 for the nine months ended September 30, 2004.

We currently have no material commitments for capital expenditures,however during the quarter ended September 30, 2005 we acquired approximately $80,000 of property and equipment to upgrade our production line.

As of September 30, 2005, we had approximately $629,000 in short term loans maturing at or prior to April 2006. We plan on renewing these loans when they become due at term comparable to current terms. If we fail to repay these obligations with revenues from operations or obtain debt or equity financing to meet these obligations or fail to obtain extensions of the maturity dates of these debt obligations, our overall liquidity and capital resources will be adversely affected as a result of our efforts to satisfy these obligations.

Other than working capital, loans and proceeds from the sale of preferred stock, we presently have no other alternative source of working capital. We seek to raise additional capital through the sale of equity securities. No assurances can be given that the Company will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to the Company. At this time, we have no commitments or plans to obtain additional capital. Further, there can be no assurances that even if such additional capital is obtained that we will sustain profitability or positive cash flow.

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

     Revenue Recognition - We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The Company assesses whether the fee associated with its revenue transactions is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of the fee is due after the Company's normal payment terms , we access if the fee is not fixed or determinable. In these cases, the Company may recognize revenue as the fees become due. The Company assesses collectibility based on the credit worthiness of the customer and past transaction history. The Company performs initial credit evaluations of its customers and does not require collateral from its customers. If the Company determines that collection of a fee is not reasonably assured, it defers the fee and recognizes the revenue at the time that collection becomes reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

   o Revenues of Aerisys Inc. are recognized at the time the services are rendered to customers. Services are rendered when the Company's representatives receive the customers' requests and complete the customers' orders. For contacts over a period of time, Aerisys recognizes the revenue on a straight-line basis over the period that the services are provided.

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

         Accounting for Stock Based Compensation - We account for stock based compensation utilizing Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. We have adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148 (See Recent Accounting Pronouncements), which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. Because of this election, we continue to account for our employee stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25 and the related interpretations. We are required to comply with SFAS No. 123 (revised 2004) starting on the first day of our fiscal year 2006. We are currently evaluating the effect that the adoption of SFAS No. 123 (revised 2004) will have on our consolidated operating results and financial condition. No stock-based compensation cost is currently reflected in net income for employee and director option grants as all options granted under the 2005 Incentive Stock Plan and the Non-Employee Directors Stock Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No.123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective for the first fiscal year beginning after December 15, 2005. We are in process of evaluating the impact of this pronouncement on its financial position.

In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123R.

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 3.  CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective.

There was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of
1934), that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

          On August 24, 2005, we engaged China Direct Investments, Inc., whose staff includes Chinese-speaking individuals with experience in operation and regulatory framework applicable to U.S. public companies, as a consultant to advise the our management in areas related to marketing and operational support in the U.S., media and public relations, mergers and acquisitions, financial advisory and SEC disclosure compliance, and pursuant thereto issue 2,000,000 shares of the our common stock to China Direct Investments, Inc. as compensation therefore.
          Each of the issuance of shares described above was exempt from the registration requirements of the Securities Act by reason of Section 4(2) of the Securities Act and the rules and regulations, including Regulation D there under, as a transaction by an issuer not involving a public offering.

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

Item 5.  Other Information

         None

Item 6.  Exhibits

Exhibits.

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer
pursuant to Section 906 of the Sarbanes-Oxley Act of   2002

10.1 Consulting agreement with China Direct Investments, Inc. dated August 24, 2005

              * Filed herein




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Linkwell Corporation

 Date:November 21, 2005            By: /s/ Xuelian Bian

                                   -------------------
                                   Xuelian Bian
                                   Chief Executive Officer and
                                   Principal Accounting Officer