Form 10KSB
period 2005-12-31
Linkwell CORP
filed 2006-04-14
CIK 1042463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from to ________

                        Commission file number: 000-24977


                              Linkwell Corporation
                            ------------------------
                 (Name of small business issuer in its charter)

    Florida                                              65-1053546
------------------------                           -----------------------------
(State or other jurisdiction                    (I.R.S. Employer Identification
of incorporation or organization)                           No.)


     No. 476 Hutai Branch Road
         Baoshan District
         Shanghai, China                                  200436
    --------------------------                            ------
(Address of principal executive offices)                (Zip Code)


           Issuer's telephone number: (86)21-56689332

           Securities registered under Section 12(b) of the Exchange Act:

 Title of each class                  Name of each exchange on which registered

  None                                           not applicable
--------                                        ------------------
(Title of each class)

         Securities registered under Section 12(g) of the Exchange Act:

                    Common stock, par value $0.0005 per share
                                ----------------------------
                                 (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [x] No[]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [] No [X]

         State issuer's revenues for its most recent fiscal year. $5,465,933 for the fiscal year ended December 31, 2005.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. The aggregate market value of the common equity held by non-affiliates computed at the closing price of the registrant's common stock on April 10, 2006 is approximately $2,009,187

         On March 15, 2006, 45,304,139 shares of common stock are issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). Not Applicable.

        Transitional Small Business Disclosure Form (check one):  Yes    No   X
                                                                     ---   -----

         When used in this annual report, the terms "Linkwell" "we," and "us" refers to Linkwell Corporation, a Florida corporation, our wholly-owned subsidiary Linkwell Tech Group, Inc., a Florida corporation ("Linkwell Tech") and Linkwell Tech's 90% owned subsidiary Shanghai Likang Disinfectant High-Tech Company, Limited ("Likang"). The information which appears on our web site at www.linkwell.us is not part of this annual report.

         All per share information contained in this annual report gives effect to a one for 10 (1:10) reverse stock split effective March 24, 2005.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to increase our revenues, develop our brands, implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control.

         You should consider the areas of risk described in connection with any forward-looking statements that may be made in this annual. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in Item 1. Description of Business - Risk Factors. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         We operate under a holding company structure and currently have one operating subsidiary, Linkwell Tech. Linkwell Tech owns 90% of Likang and we regard Likang's business of hospital disinfectant products as our primary business.

         Through our subsidiary we are involved in the development, manufacture, sale and distribution of disinfectant health care products primarily to the medical industry in China. Likang was founded by the Second Military Medical University of the Chinese Army in 1988. Recently we have made efforts to penetrate the civil disinfection, industrial disinfection, livestock and agricultural disinfection markets of China. Currently we offer a variety of disinfectant products for the following applications:

|X|      Skin and mucous membrane disinfection
|X|      Hand disinfectants (external)
|X|      Environment and surface disinfectants
|X|      Medical devices and equipment disinfectants
|X|      Machine disinfectants

         We have been granted 26 hygiene licenses by the Ministry of Public Health of the central government of China. We have filed two additional product applications, and are presently developing three additional products. We also sell products which have been developed and manufactured by third parties. These parties manufacture disinfectant products which generate approximately 5% of our revenue. Products we manufacture account for approximately 95% of our total revenues for the fiscal year ended December 31, 2005.

         We have a national marketing and sales presence throughout all 22 provinces as well as four autonomous regions and four municipalities of China. We currently employ 19 full-time sales and marketing people based in Shanghai and 72 independent sales representatives in various provinces in China.

Industry Background

         Likang is a member of the disinfectant industry in China. According to a survey conducted by China Federation of Industrial Economics (CFIC), the disinfectant market in China is approximately $6.25 billion (USD) in 2004(1). The disinfectant industry in China is an emerging market. Currently we market our products to the medical industry in China and we have recently made efforts to diversify and expand our reach to the retail market.

         Recent Health Concerns in China

         China has witnessed a variety of public health crises in recent history which demonstrated the need for increased health standards in China. In response, the Chinese government has taken initiatives to improve public health and living standards, including the establishment by The Ministry of Public Health in China for the disinfectant industry in China.


---------------------------------------
(1)   http://cfie.org.cn/main000.jsp

         The heightened public concerns as well as these new public standards have led to a surge in interest for disinfectant products in China with consumers maintaining stockpiles of disinfectant products. This activity represented a surge in sales for the industry. We believe that the stockpiles will eventually deplete which may lead to an additional surge in demand. There is no assurance as to the timing of this surge; however increased public awareness and heightened national standards, a growing population, and a higher standard of living, are just a few factors which we believe support the growth of demand for disinfectant products.

         The table illustrates recent health care crises in China.

----------------------- ----------------------- --------------------- -----------------------------------------
    Outbreak time              Location               Disease                        Situation
----------------------- ----------------------- --------------------- -----------------------------------------
January, 1988           Shanghai                Hepatitis A           310,000 reported cases of Hepatitis A,
                                                                      47 deaths
----------------------- ----------------------- --------------------- -----------------------------------------
April - May, 1998       Shengzhen               Sub- Tuberculosis     Shenzhen Woman and Children Hospital
                                                bacillus disease      reports an airborne infection. 168
                                                M. chelonae           patients infected, 46 severe cases
----------------------- ----------------------- --------------------- -----------------------------------------
November 2002           Throughout China        SARS                  8,000 reported cases, 800 deaths
----------------------- ----------------------- --------------------- -----------------------------------------
June 24 - August 20     Sichuan Province        Swine Streptococcus   204 reported cases of humans infected
2005                                            suis                  with the Swine streptococci in Sichuan,
                                                                      38 deaths
----------------------- ----------------------- --------------------- -----------------------------------------
April 2005              Throughout China        Pulmonary             Pulmonary tuberculosis, Hepatitis B
                                                tuberculosis,         remain top 2 priorities on the
                                                Hepatitis B           infectious disease list in China
----------------------- ----------------------- --------------------- -----------------------------------------
June, 2005              Tibet                   Bubonic plague        5 infected cases reported,  2 deaths
----------------------- ----------------------- --------------------- -----------------------------------------
July-September 2005     Hunan, Fujian,          Cholera               638 cases reported, 2 deaths
                        Zhejiang provinces
----------------------- ----------------------- --------------------- -----------------------------------------
August, 2005            Guizhou, Ningxia,       Anthrax               140 cases reported, 1 death
                        Liaoning, Jilin
----------------------- ----------------------- --------------------- -----------------------------------------
October, 2005           Inner Mongolia, Hunan   Avian Flu             3 confirmed cases reported, 2 deaths
                        , Anhui , Liaoning ,
                        and Hubei provinces
----------------------- ----------------------- --------------------- -----------------------------------------


         SARS - Severe Acute Respiratory Syndrome

         In recent years the Severe Acute Respiratory Syndrome (SARS) has threatened the public community. SARS, which is a viral respiratory illness caused by a corona virus, called SARS-associated corona virus (SARS-CoV), was first reported in Asia in November 2002. Over the next few months, the illness spread to more than two dozen countries in North America, South America, Europe, and Asia before the SARS global outbreak of 2003 was contained. In April 2004, the Chinese Ministry of Health reported several new cases of possible SARS in Beijing and the Anhui Province, which is located in east-central China.

         According to the Center for Disease Control of the central government of China, the common manner in which SARS seems to spread is by close person-to-person contact. The virus that causes SARS is thought to be transmitted most readily by respiratory droplets ("droplet spread") when an infected person coughs or sneezes. Droplet spread occurs as germs from the cough or sneeze of an infected person are propelled a short distance (generally up to three feet) through the air and deposited on the mucous membranes of the mouth, nose, or eyes of nearby persons. The virus also can spread when a person touches a surface or object contaminated with infectious droplets and then touches his or her mouth, nose, or eye(s). Ultimately there is much the global community does not know about SARS, and it is possible that the SARS virus might spread more broadly through the air (airborne spread) or by other ways that are not yet known.

         Avian Influenza

         In 2005, the threat of a global pandemic as a result of the avian flu has captured the attention of the global community. The avian flu is a type of the A strain virus that infects birds. Typically, it is not common for humans to be infected with the virus via contact with birds, however a few bird-to-human outbreaks have been reported and most have been in Asia. Humans were infected when they came into contact with sick birds or contaminated surfaces. In most cases, infected persons reported flu-like symptoms, but some had more serious complications, including pneumonia and acute respiratory distress. The avian flu has led to increased concerns for improved health conditions.

         China Health Standards

         In July 2002, the Chinese Ministry of Public Health issued the 27th order of Ministry of Health of the People's Republic of China establishing national standards for the disinfection industry. The first criterion of the new order stipulated that disinfectant manufacturers in China must obtain a license to manufacture hygiene disinfectants. Secondly, prior to release, all disinfectant instruments must obtain the official hygiene permit document of both the local provincial hygiene administrative department and the Ministry of Public Health.

         The process to obtain a manufacturing license, involves three stages:

         o Manufacturers file application materials to local public health administrative department;

         o Local administrative department perform an inspection of the manufacturing facilities according to "qualified disinfection product manufacturing enterprise requirements"; and

         o Upon satisfaction of "qualified disinfection product manufacturing enterprise requirements", the manufacturer will be issued a license

         The process to obtain the official hygiene permit for individual disinfectant or instrument, the company must follow the steps listed as below:

         1.  File the application;
         2.  Explain disinfectant ingredient or instrument layout and function;
         3. Hygiene administrative department will examine the sample, and perform independent tests to verify industry standards and benefits; and
         4. If all the standards are met, the permit will be issued.

         The table below details the 26 licenses issued to Likang by the Ministry of Public Health of the central government of China.

#           PRODUCTS                                                      DATE
----------- -------------------------------------------------------- -----------
1           An'erdian Skin Disinfectant                                2003.2.13
----------- -------------------------------------------------------- -----------
2           An'erdian type 2nd skin disinfectant                      2002.11.22
----------- -------------------------------------------------------- -----------
3           An'erdian type 3rd skin and mucous membrane disinfectant   2005.1.19
----------- -------------------------------------------------------- -----------
4           Dian'erkang Aerosol Disinfectant                           2004.3.22
----------- -------------------------------------------------------- -----------
5           Dian'erkang 2% glutaraldehyde disinfectant                2002.11.22
----------- -------------------------------------------------------- -----------
6           Aiershi disinfectant tablets                                2004.2.9
----------- -------------------------------------------------------- -----------
7           Aiershi disinfectant                                        2004.2.9
----------- -------------------------------------------------------- -----------
8           Dian'erkang PVP-I disinfectant                             2005.3.30
----------- -------------------------------------------------------- -----------
9           Dian'erkang Iodophor disinfectant                          2004.2.19
----------- -------------------------------------------------------- -----------
10          Jifro disinfectant gel                                     2005.1.19
----------- -------------------------------------------------------- -----------
11          Dian'erkang alcohol disinfectant                          2003.12.23
----------- -------------------------------------------------------- -----------
12          Jifro disinfectant                                         2003.2.13
----------- -------------------------------------------------------- -----------
13          JifroTaixin disinfectant                                   2003.2.13
----------- -------------------------------------------------------- -----------
14          Dian'erkang compound iodine disinfectant                   2004.4.28
----------- -------------------------------------------------------- -----------
15          Lvshaxing disinfectant granule                             2004.2.19
----------- -------------------------------------------------------- -----------
16          Lvshaxing disinfectant tablets                             2004.3.29
----------- -------------------------------------------------------- -----------
17          Likang test paper of chlorine                              2004.1.16
----------- -------------------------------------------------------- -----------
18          Lvshaxing LKQG-1000 air disinfection machine               2004.3.10
----------- -------------------------------------------------------- -----------
19          Jifro 4% Chlorhexidine gluconate surgical hand scrub        2004.9.7
----------- -------------------------------------------------------- -----------
20          JifroSongning disinfectant                                  2004.9.7
----------- -------------------------------------------------------- -----------
21          Lineng glutaraldehyde disinfectant                         2005.2.17
----------- -------------------------------------------------------- -----------
22          Likang 121 steam pressure sterilization chemical indicator 2005.3.30
----------- -------------------------------------------------------- -----------
23          Likang 132 steam pressure sterilization chemical indicator 2005.3.30
----------- -------------------------------------------------------- -----------
24          Likang steam pressure sterilization chemical indicator      2005.4.1
----------- -------------------------------------------------------- -----------
25          Likang 84 disinfectant                                     2005.6.27
----------- -------------------------------------------------------- -----------
26          Likang Glutaraldehyde Monitors (Strip)                    2005.12.14
----------- -------------------------------------------------------- -----------

Product Lines

         We offer a diverse range of product offerings. We manufacture 38 disinfectant products and our product offerings come in three primary forms:

o        Liquids-gel
o        Tablets-powder
o        Aerosol

         Our disinfectant products range from air disinfection machines to hot press bags, disinfection swabs, and disinfection indicators. We believe that this wide product line has served as an advantage for our company in our efforts to create a national audience for our products and services.

         Approximately 95% of our sales are derived from products we have internally developed and produced and the remaining 5% of sales are produced by outside companies. The tables below offer a summary of our current product offerings:

         Skin and Mucous Membrane Disinfectants

         Skin and mucous membrane disinfectants target both exterior and internal applications. Prior to operations, incisions, or injections; the products can clean the skin surface. Mucous membrane disinfectants target internal germs located in the mouth, eye, perineum and other internal sources. This product group accounted for approximately 50% of our 2004 sales and approximately 57% of our 2005 sales.

--------------------------------------------- --------------------- ----------------------- -------------------------
PRODUCT NAMES                                 INGREDIENTS           APPLICATION             INDUSTRY STANDARD
--------------------------------------------- --------------------- ----------------------- -------------------------
An'erdian Skin Disinfectant                   iodine, alcohol       Skin Disinfectant       Q/SUVE 20-2003
--------------------------------------------- --------------------- ----------------------- -------------------------
An'erdian type 3rd skin and mucous membrane   iodine,               skin & mucous           Q/SUVE 22-2003
disinfectant                                  chlorhexidine         membrane disinfectant
--------------------------------------------- --------------------- ----------------------- -------------------------
Dian'erkang PVP-I disinfectant                Povidone-iodine       skin & mucous           Q/SUVE 28-2004
                                                                    membrane disinfectant
--------------------------------------------- --------------------- ----------------------- -------------------------
Dian'erkang alcohol disinfectant              alcohol               Skin disinfectant       Q/SUVE 08-2004
--------------------------------------------- --------------------- ----------------------- -------------------------

         Hand Disinfectants

         Theses disinfectants target the skin surface. Products are applied to the skin prior to medial procedures. This product group accounted for approximately 6% of our 2004 sales and approximately 10% of our 2005 sales.

-------------------------------------------- ------------------ --------------------------- -------------------------
PRODUCT NAMES                                INGREDIENTS        APPLICATION                 INDUSTRY STANDARD
-------------------------------------------- ------------------ --------------------------- -------------------------
Jifro antimicrobial hand washing             Chlorhexidine      Hand washing                Q/SUVE 04-2003
-------------------------------------------- ------------------ --------------------------- -------------------------
Jifro disinfectant gel                       DP300 (Triclosan)  Hand disinfectant           Q/SUVE 02-2003
-------------------------------------------- ------------------ --------------------------- -------------------------
Jifro 4% Chlorhexidine gluconate surgical    Chlorhexidine      surgical hand disinfectant  Q/SUVE 09-2004
hand scrub                                   gluconate
-------------------------------------------- ------------------ --------------------------- -------------------------

         Environment and Surface Disinfectants

         These disinfectants target a variety of surfaces, such as floors, walls, tables, and medical devices. Additionally the products can be applied to cloth materials including furniture and bedding. This product group accounted for approximately 17.5% of our 2004 sales and approximately 15% of our 2005 sales.

---------------------------- --------------------------------- ---------------------------- -------------------------
PRODUCT NAMES                INGREDIENTS                       APPLICATION                  INDUSTRY STANDARD
---------------------------- --------------------------------- ---------------------------- -------------------------
Aiershi disinfectant         Trichloroisocyanuric acid         Circumstance and surface     Q/SUVE 34-2004
tablets                                                        disinfection
---------------------------- --------------------------------- ---------------------------- -------------------------
Lvshaxing disinfectant       Dichloro dimethylhydantoin        Circumstance and surface     Q/SUVE 33-2003
tablets                                                        disinfection
---------------------------- --------------------------------- ---------------------------- -------------------------
Dian'erkang Aerosol          Benzethonium Chloride             Circumstance and surface     Q/SUVE 07-2004
Disinfectant                                                   disinfection, preventing
                                                               the spread of
                                                               airborne viruses
                                                               such as human
                                                               influenza virus,
                                                               SARS and the Bird
                                                               flu virus.
---------------------------- --------------------------------- ---------------------------- -------------------------
Lvshaxing disinfectant       Dichloro dimethylhydantoin        Circumstance and surface     Q/SUVE 32-2003
granule                                                        disinfection
---------------------------- --------------------------------- ---------------------------- -------------------------

         Medical Devices and Equipment Disinfectants

         This line of disinfectants target medical equipment including the sterilization of thermo sensitive instruments and endoscope equipment. This product group accounted for approximately 16% of our 2004 and approximately 12% of our 2005 sales.

------------------------------------------ ---------------------- ------------------------- -------------------------
PRODUCT NAMES                              INGREDIENTS            APPLICATION               INDUSTRY STANDARD
------------------------------------------ ---------------------- ------------------------- -------------------------
Dian'erkang 2% glutaraldehyde              Glutaraldehyde         Disinfection and          Q/SUVE 10-2003
disinfectant                                                      sterilization of device
------------------------------------------ ---------------------- ------------------------- -------------------------
Dian'erkang 2% glutaraldehyde              Glutaraldehyde         Disinfection and          Q/SUVE 10-2003
disinfectant (for the                                             sterilization of
                                                                  endoscopes
------------------------------------------ ---------------------- ------------------------- -------------------------
Dian'erkang multi-enzyme rapid detergents  Multi-Enzyme           Rinsing and               Q/SUVE 14-2004
                                                                  decontamination of
                                                                  device
------------------------------------------ ---------------------- ------------------------- -------------------------

         Machine Series

         This line of disinfectants targets air quality. The devices will monitor and disinfect air quality. This product group accounted for approximately 1% of our 2004 sales and approximately 3% of our 2005 sales.

--------------------------------------------- ------------------ -------------------------- -------------------------
PRODUCT NAMES                                 INGREDIENTS        APPLICATION                INDUSTRY STANDARD
--------------------------------------------- ------------------ -------------------------- -------------------------
Lvshaxing LKQG-1000 air disinfection machine  Ozone,             Air disinfection           Q/SUPE 09-2003
                                              ultraviolet
                                              radiation,
                                              electrostatic
--------------------------------------------- ------------------ -------------------------- -------------------------
An'erdian disinfection swab                   An'erdian          Skin & disinfection        Q/NYMN07-2003
--------------------------------------------- ------------------ -------------------------- -------------------------
Dian'erkang hot press bag                     Iron powder,       Drive the "feng" Stop      Q/NYMN01-2001
                                              active carbon      the pain  Dispel the
                                                                 "han"
--------------------------------------------- ------------------ -------------------------- -------------------------
Likang test paper of chlorine                 reaction regent    Indicator of               Q/SUVE 40-2003
                                                                 disinfectant
                                                                 concentration
--------------------------------------------- ------------------ -------------------------- -------------------------
Likang 121 steam pressure sterilization       Indication oil     Indication of              Q/SUVE 16-2005
chemical indicator (card and adhesive tape)                      sterilization effect
--------------------------------------------- ------------------ -------------------------- -------------------------
Likang 132 steam pressure sterilization       Indication oil     Indication of              Q/SUVE 17-2005
chemical indicator (label)                                       sterilization effect

--------------------------------------------- ------------------ -------------------------- -------------------------
Likang stream pressure sterilization          Indication oil     Indication of              Q/SUVE 18-2005
chemical indicator                                               sterilization effect
--------------------------------------------- ------------------ -------------------------- -------------------------

         Retail products

         Recently we have made efforts to expand our distribution reach to the retail market. As a result our products have gained access to hotels, schools, supermarkets, and drugstores. We have repackaged commercial disinfectant products for sale to the consumer market. Since October 1999, we redeveloped four separate products for distribution to the retail market. Likang redeveloped the following products:

        -        Jin Zhongda collutory (mouth wash)          October 1999
        -        antibacterial lubricant                     October 1999
        -        Likang 84 disinfectant                      August  2005
        -        Dian'erkang aerosol disinfectant            October 2005

Customers

         We sell our products on a wholesale and retail basis to the medical community in China. We have approximately 5,000 active and recurring customers including hospitals, medical suppliers and distribution companies throughout China. We maintain about over 20 distribution contracts with wholesale dealers and agents. We generally offer payment terms of three to six months before payment for the products is due. For fiscal years ended December 31, 2005 and 2004 our customers, Shanghai Likang Pharmaceutical Technology Company, Limited and Shanghai Likang Meirui Pharmaceuticals High-Tech Co. Ltd., our affiliated entities, represented approximately 36% and approximately 40% of our total net revenues. See Item 12. Certain Relationships and Related Transactions appearing later in this annual report. We have contracts with all our dealer and agent customers.

Manufacturing

         We operate two factory facilities in Shanghai, one located in the Shanghai Jiading district and one located in the Shanghai Jinshan district. Products are manufactured primarily in liquid, tablet, and powder form. Approximately 95% of Likang revenues are derived from products manufactured in these two factories.

         The Shanghai Jiading district factory is approximately 21,500 square feet, all of which is used for production. This factory meets the good manufacturing practice ("GMP") standards established by the central government for the production of medical and chemical products. The main products produced here are liquid and index disinfectant devices. The manufacturing facility has the capacity to produce approximately 9 million liters of liquid disinfectant annually. The manufacturing cycle for the liquids, from formulation to finish product, is one day.

         The Shanghai Jinshan district factory location is approximately 4,300 square feet and is used in the manufacture of the tablet and powder forms of disinfectants. The manufacturing capacity is 300 metric tons of tablet and 180 metric tons of powder disinfectant annually. The average manufacturing cycle for the tablets and powder, from formulation to finish product, is one day.

         Products which represent the remaining approximate 5% of our revenues are manufactured by third parties as set forth below:

------------------------------- ----------------------------------------------------------- ---------------------------
PRODUCT                         MANUFACTURER                                                     % OF REVENUE
------------------------------- ----------------------------------------------------------- ---------------------------
Lvshaxing Air Disinfectant      Shanghai Likang Meirui Pharmaceutical High-Tech Co., Ltd.
Machine
------------------------------- -----------------------------------------------------------          2%
Likang Surgery hand-washing     Shanghai Likang Meirui Pharmaceutical High-Tech Co., Ltd.
Table
------------------------------- ----------------------------------------------------------- ---------------------------
Junle disinfectant              Shanghai JunLe Daily Chemicals Co., Ltd.
------------------------------- -----------------------------------------------------------
Jiewang disinfectant            Hangzhou JieWang Disinfectant Co., Ltd
------------------------------- -----------------------------------------------------------           3%
Shenle disinfectant             Shanghai ShenLe Daily Chemicals Co., Ltd.
------------------------------- -----------------------------------------------------------
Sterilized Q-tip (very small    Shanghai DiCheng Health Products Manufacturing Co., Ltd
quantity)
------------------------------- ----------------------------------------------------------- ---------------------------

         We package our products in various packages to meet different needs from the market.

Liquid and gel disinfectants

        -        40 ml            -        750ml
        -        50 ml            -        1L
        -        60 ml            -        1.5L
        -        80 ml            -        2.5L
        -        500ml            -        5L

Tablets disinfectants

        -        50 tablets/bottle     each tablet is 1g which contains 500ml
                                       active chlorine
        -        100 tablets/bottle
        -        200 tablets/bottle

Powder disinfectants

        -        250g
        -        500g.

         We maintain an inventory of finished products equal to approximately
2.5 months average sales. Currently, we are manufacturing at about 50% of full capacity based upon our current product demand, and we have the ability to produce at full capacity if demand continues to increase.

         We have an in-house fulfillment and distribution operation, which is used to manage the supply chain, beginning with the placement of the order, continuing through order processing, and then fulfilling and shipping of the product to the customer. We maintain inventory and fill customer orders from both Jiading factory and Jinshan factory.

Raw Materials

         We purchase raw materials from six primary suppliers, including a related party, and we have signed purchase contracts with these suppliers in an effort to ensure a steady supply of raw materials. We have maintained stable business relations with these suppliers for over 10 years, and we believe that our relationships with these primary suppliers will remain stable. In the event the relationships falter, there are many suppliers with the capability to supply our company. We purchase raw materials on payment terms of 30 days to three months. Some of the suppliers import from foreign countries (listed below) and we purchase directly from these suppliers.

         The table below details the supply relationships for raw materials

---------------------------------- --------------------------------------------------------------- -----------------
RAW MATERIALS                      SUPPLIERS                                                       ORIGIN
---------------------------------- --------------------------------------------------------------- -----------------
Iodine                             Shanghai Wenshui Chemical Co., Ltd                              USA
---------------------------------- --------------------------------------------------------------- -----------------
Potassium iodide                   Shanghai Wenshui Chemical Co., Ltd                              Holland
---------------------------------- --------------------------------------------------------------- -----------------
Glutaraldehyde                     Shanghai Jin an tang Hygienical Product Factory                 Germany
---------------------------------- --------------------------------------------------------------- -----------------
Triclosan                          Ciba Specialty Chemicals (China)LTD                             Domestic
---------------------------------- --------------------------------------------------------------- -----------------
Alcohol                            Shanghai Jangbo Chemical Co., L td                              Domestic
---------------------------------- --------------------------------------------------------------- -----------------
Trichloroisocyanuric acid          Xuzhou Keweisi Disinfectant Co., Ltd                            Domestic
---------------------------------- --------------------------------------------------------------- -----------------
Ozone producing device equipment   Shanghai Likang Meirui Pharmaceutical High-Tech Co., Ltd.       Domestic
---------------------------------- --------------------------------------------------------------- -----------------
Ultraviolet radiation lamp light   Shanghai Likang Meirui Pharmaceutical High-Tech Co., Ltd.       Domestic
---------------------------------- --------------------------------------------------------------- -----------------


Customer Service and Support

         We believe that a high level of customer service and support is critical in retaining and expanding our customer base. Customer care representatives participate in ongoing training programs under the supervision of our training managers. These training sessions include a variety of topics such as product knowledge and customer service tips. Our customer care representatives respond to customers' e-mails and calls that are related to order status, prices and shipping. If our customer care representatives are unable to respond to a customer's inquiry at the time of the call, we strive to provide an answer within 24 hours. We believe our customer care representatives are a valuable source of feedback regarding customer satisfaction. Our customer returns and credits average approximately 1% of total sales.

New Product Development

         We are committed to research and development. Likang was created as a research and development organization by the Second Military Medical University of the Chinese Army in 1988. We utilize the facilities of the Second Military Medical University of the Chinese Army to conduct research and development efforts and we pay for the use of the facilities on an as needed basis. We are not a party to a formal agreement with the Second Military Medical University of the Chinese Army related to the use of these facilities, however, we have used the facilities since Likang's inception in 1988 and we expect the relationship to remain stable. Likang owns all rights to the research and formulas developed utilizing the capabilities of the Second Military Medical University research and development unit.

         We have recently developed two new disinfectant products. Our An'erdian Type 3 Skin and Mucous Membrane Disinfectant, a skin disinfectant, was recently honored as a 2005 National Key New Product by the Chinese Ministry of Science & Technology. This product has numerous uses in gynecology, skin disease treatment as well as daily hygiene. We are currently in the patent application process for this product. We believe that another key new product will be Likang #84 Disinfectant, which was recently approved by the Chinese Public Health Department. This product is a liquid chemical disinfectant that contains the sodium hypochlorite and can be used in households on almost all surfaces. This new formula carries a shelf life of two years versus the competitors similar products which have a limited shelf life of 90 days.

         In addition, we are conducting research on additional products, including the Lvshaxing Air Disinfectant Machine Type 1, Lvshaxing Air Disinfectant Machine Type 2 and Likang 5% (chloride content) Disinfectant Liquid. We are unable to predict at this time if our research will result in the introduction of new products.

         We also recently announced we had begun the initial development of a new series of disinfectants employing Hypericin, a major compound found in St. Johns Wort. The new series of disinfectants will target the H5N1 and H9N2 strains of avian flu. Hypericin is a primary compound of St. Johns Wort, a Chinese herb. In recent laboratory tests, Hypericin has proven effective as a treatment for poultry infected with strands of the avian flu. Based upon the current stage of product development, we anticipate that we will introduce this product to market in fiscal 2007. We intend to follow the guidelines of the Shanghai Municipal Center for Disease Control & Prevention in developing this new disinfectant series, however, we have yet to produce a product to treat avian flu and there is no assurance that we will ever produce such a product.

         For the fiscal years ended December 31, 2005 and 2004, we spent approximately $36,000 and $76,000, respectively, on research and development which was included in cost of sales.

Marketing and Sales

         We market our products to the medical industry in China. We have a national marketing and sales presence throughout all 22 provinces, as well as four autonomous regions, and four municipalities of China. We currently employ 19 full-time sales and marketing people based in Shanghai. Shanghai Likang Pharmaceuticals Technology Company, an affiliate, also sells our products using 72 independent sales representatives in other provinces of China. Approximately 30% of our sales are achieved by our proprietary sales force while the remaining approximately 70% are outsourced to independent dealers and agents. We compensate our proprietary salesman with a base salary and commission. The sales representatives are located in provinces other than Shanghai. The external sales network currently covers hospitals in 20 provinces including: Beijing, Guangdong, Tianjin, Fujian, Yunnan, Hainan, Jiangsu, Zhejiang, Anhui, Shandong, Henan, Hebei, Liaoning, Heilongjiang, Shanxi, Gansu, Ningxia, Guizhou, Hunan, Sichuan, Xinjiang, Neimenggu. The independent sales representatives sell directly to the end-users.

         We also have relationships with 23 independent distribution agents who purchase products from us in larger quantities and then resell in smaller quantities to smaller health care facilities. In January 2005 we signed a two year agreement with Shanghai Likang Meirui Pharmaceutical High-Tech Co., Ltd. to market our products to the retail/consumer market. Shanghai Likang Meirui Pharmaceutical High-Tech Co., Ltd., a company of which Shanghai Shanhai Group, Likang's minority shareholder, owns a 68% interest, has a sales network which covers certain sectors of the retail/consumer market in China.

         During fiscal 2006 we will seek to expand our distribution capability in the PRC through the possible purchase of independent sales networks. While we have allocated a portion of the proceeds from our recent private offering for such use, we have not identified any potential targets and we may inevitably choose not to pursue this strategy.

Intellectual Property

         We have received six patents and have four pending patent applications with National Property Right Administration of the PRC. The patent approval process can take up to 36 months. The following is a list of Likang's patents and pending patent applications:

------------------------- -------------------------------------- ------------------------------ -------------------
PATENT CATEGORY           PATENT NAME                            PATENT NO                      NOTES
------------------------- -------------------------------------- ------------------------------ -------------------
Product Improvement       Improved bottle                        ZL  03  2  29616.9             Approved, expires
                                                                                                March 2013
------------------------- -------------------------------------- ------------------------------ -------------------
Appearance design         Bottle (with the wing stretch)         ZL  00  3  14391.0             Approved, expires
                                                                                                April 2010
------------------------- -------------------------------------- ------------------------------ -------------------
Appearance design         Packaging bottle                       ZL  2003 3 0108274.5           Approved, expires
                                                                                                November 2013
------------------------- -------------------------------------- ------------------------------ -------------------
Appearance design         Test paper box of chlorine             ZL  2004 3 0022740.2           Approved, expires
                                                                                                May 2014
------------------------- -------------------------------------- ------------------------------ -------------------
Product Improvement       High strength water sterilizer with    ZL  03 2 10513.4               Approved, expires
                          Model H ultraviolet lamp                                              September 2013
------------------------- -------------------------------------- ------------------------------ -------------------
Product Improvement       Sewage application                     ZL  2004 2 0037013.8           Approved, expires
                                                                                                June 2014
------------------------- -------------------------------------- ------------------------------ -------------------
Product Improvement       Container with the vacuum pump         Application #                  Pending. Applied
                                                                 200420090682.1                 on 2004-9-29
------------------------- -------------------------------------- ------------------------------ -------------------
New invention             Anti HP Gel                            Application #                  Pending. Applied
                                                                 200410099002-7                 on 2004-12-24
------------------------- -------------------------------------- ------------------------------ -------------------
New invention             Low smell and stimulus contain         Application # 200410068135.8   Pending. Applied
                          chlorine disinfectant tablet, powder                                  on 2004-11-12
                          etc
------------------------- -------------------------------------- ------------------------------ -------------------
New invention             A new skin &mucous membrane            Application # 200410025305.4   Pending. Applied
                          disinfectant including preparation                                    on 2004-6-21
                          methods
------------------------- -------------------------------------- ------------------------------ -------------------


         We have four registered trademarks with the China State Administration for industry and commerce trademark office for An'erdian, Jifro, Dian'erkang and Lvshaxing.

         In addition, to protect our proprietary rights, we rely generally on confidentiality agreements with employees, salespersons and third parties, and agreements with consultants, vendors and customers, although we have not signed such agreements in all cases. Despite such protections, a third party could, without authorization, utilize our propriety technologies without our consent. We can give no assurance that our agreements with employees, consultants and others who participate in the production of our products will not be breached, or that we will have adequate remedies for any breach, or that our proprietary technologies will not otherwise become known or independently developed by competitors.

Competition

         We operate in a highly fragmented, competitive national market for healthcare disinfectant products. The disinfectant industry in China is an emerging industry and the industry is populated with small regional players. We estimate there are over 1,000 manufacturers and distributors of disinfectant products in China; however, most domestic competitors offer a limited line of products and there are few domestic companies with a nationwide presence. We believe that our national marketing and sales presence throughout all 22 provinces, as well as four autonomous regions, and four municipalities of China gives us a competitive advantage over many other disinfectant companies in China. In addition, prior to the adoption of industry standards in July 2002 by the central government of China, disinfectant products were generally marketed and sold based on pricing factors. We believe the recent standards implemented by the government will shift the customer demand from price to quality.

         Furthermore we estimate the new government standards adopted in July 2002 have increased the barriers to entry and increased the bar for competitors in the disinfectant industry. We believe that the new standards may lead to fewer competitors as companies falter in their efforts to adhere to the new standards. The implementation of these improved production standards and licenses has effectively decreased the competitiveness of small to mid size manufacturers. The new standards are especially difficult for companies with limited product offerings and inferior technical content. As a result of this heightened license and permit system, all disinfectant manufacturers must comply with "qualified disinfection product manufacturing enterprise requirements" established by the Ministry of Public Health. The requirements include standards for both hardware and software. Hardware would include facilities and machinery. Software would include the technology to monitor the facilities. Furthermore the requirements will encompass the knowledge and capability of both the production staff and quality control procedures.

         We believe that the following are the principal competitive strengths that differentiate our company from the majority of our competition:

        o Product selection and availability. A number of our competitors are smaller, regional companies with a limited number of product offerings. We offer our customers a wide variety of disinfectant products and ability to ship products to our customers on a timely basis throughout the PRC.

        o Advanced technology. We were formed in 1988 as a research and development organization by the Second Military Medical University of the Chinese Army. Our continued good relationship with the Second Military Medical University of the Chinese Army enables us to utilize its technical support from time to time, a resource that is not available to our competitors.

        o Research and development. We believe we devote substantial more resources to research and development of new products than many of our competitors. These efforts have resulted in the issuance to us of 26 hygiene licenses by the Ministry of Public Health of the central government of China. Based upon our knowledge of our competitors, we do not believe the majority of our competitors have received as many license since the enactment of the licensing standards in July 2002.

        o Manufacturing capacity. Our Shanghai Jiading district factory, which is devoted to liquid and index disinfectant devices, has the capacity to produce 9 million liters of disinfectant annually. Our Shanghai Jinshan district factory, which is devoted to tablet and powder form disinfectants, has the capacity to manufacture 300 metric tons of tablet and 180 metric tons of powder annually. Both of our factories have production cycles from formulation to finished product of one day.

        o Trained service personnel. We believe our sales personnel are thoroughly educated in our product lines which enables them to better meet the needs of our customers.

        o Reliability and speed of delivery. We believe our products have developed a reputation of good quality and effectiveness and our manufacturing capabilities enable us to product and ship products to our customers promptly thus allowing our customers the ability to better manage their purchasing dollars.

        o Customer service. Our customer service representatives participate in ongoing product training programs and we strive to respond to all customer inquiries within 24 hours.

        o Price. We have developed relationships with a number of raw material suppliers which enables us to keep our costs low and thereby offer prices to our customers which are very competitive.

         Our primary competitors in the sale of chemical disinfectants are 3M and Ace Disinfection Factory Co., Ltd. The primary competitors for instrument disinfectants are Chengdu Kangaking Instrument Co., Ltd. and Hangzhou Yangchi Medicine Article Co., Ltd. and the primary competitors for chemical indicators are 3M and Shandong Xinhua Medical Instrument Co., Ltd. Domestic competition comes from regional companies which tend to offer products in small geographic areas and do not distribute their product lines throughout China.

         Our primary domestic competitors include:

         Competitor                    Products

         3M:                     Hand disinfectant, skin and mucous disinfectant
         Ace:                    Skin and mucous disinfectant
         Chengdu Kangaking:      medical equipment and devices
         Hangzhou Yangchi:       sterilized Q-tip
         Shandong Xinhua:        chemical indicators

         Our primary foreign competitor is 3M Company which has had a presence in China for more than 20 years. 3M Company entered the hand disinfection market at the end of 2004 and primarily offers products in the areas of index and control devices and disinfectant machines. At present, 3M Company has five products for use in operating rooms and its products are found in provincial capital cities of China such as Shanghai, Beijing, Guangzhou, Hangzhou, Nanjin, Chengdu and Xi'an. 3M Company's product line in China is very narrow with few overlapping products between 3M Company and our company.

         Another foreign competitor is Johnson & Johnson, which established operations in China in 1994. In China, Johnson & Johnson offers a variety of skin, hand, and medical equipment disinfectants. Prior to the recent initiatives by the government, disinfectant products were marketed based on pricing and despite the brand awareness of Johnson & Johnson; its products did not have widespread reception amongst the community. Furthermore, Johnson & Johnson does not offer a wide variety of disinfectant products in China. Due to the difficulties in attaining a critical mass Johnson & Johnson recently withdrew from the surgical disinfectant market in China and has refocused its efforts on the disinfection of medical devices.

Government Regulations

         Our business and operations are located in the PRC. We are subject to local food, drug, environmental laws related to certification of manufacturing and distributing of disinfectants. We are also licensed by the Shanghai City Government to manufacture and distribute disinfectants. We are in substantial compliance with all provisions of those licenses and have no reason to believe that they will not be renewed as required by the applicable rules of Shanghai. In addition, our operations must conform to general governmental regulations and rules for private companies conducting business in China.

         Pursuant to the July 2002 Ministry of Public Health 27th Order of Ministry of Health of the People's Republic of China, all disinfectant manufacturers in China must obtain a license to manufacture hygiene disinfectants. Prior to release, all disinfectant instruments must obtain the official hygiene permit document of Ministry of Public Health and the approval of the provincial hygiene administrative department. The implementation of these improved production standards and licenses has effectively decreased the competitiveness of small to mid size manufacturers with single product and inferior technical content. Presently we meet all standards initiated by this ordinance, and we have been granted 26 hygiene licenses by the Ministry of Public Health. We have filed applications for two additional products.

         We are also subject to various other rules and regulations, including the People's Republic of China Infectious Disease Prevention and Cure Law, Disinfection Management Regulation, Disinfection Technique Regulation, Disinfection Product Manufacturer Sanitation Regulation, and Endoscope Rinse and Disinfection Technique Manipulation Regulation. We believe we are in material compliance with all of the applicable regulations.

PRC Legal System

         Since 1979, many laws and regulations addressing economic matters in general have been promulgated in the PRC. Despite development of its legal system, the PRC does not have a comprehensive system of laws. In addition, enforcement of existing laws may be uncertain and sporadic, and implementation and interpretation thereof inconsistent. The PRC judiciary is relatively inexperienced in enforcing the laws that exist, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Even where adequate law exists in the PRC, it may be difficult to obtain swift and equitable enforcement of such law, or to obtain enforcement of a judgment by a court of another jurisdiction. The PRC's legal system is based on written statutes and, therefore, decided legal cases are without binding legal effect, although they are often followed by judges as guidance. The interpretation of PRC laws may be subject to policy changes reflecting domestic political changes. As the PRC legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. The trend of legislation over the past 20 years has, however, significantly enhanced the protection afforded foreign investors in enterprises in the PRC. However, there can be no assurance that changes in such legislation or interpretation thereof will not have an adverse effect upon our business operations or prospects.

Economic Reform Issues

         Since 1979, the Chinese government has reformed its economic systems. Many reforms are unprecedented or experimental; therefore they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. We cannot predict if this refining and readjustment process may negatively affect our operations in future periods.

         Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the Chinese currency, the Renminbi ("RMB"), restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limiting re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

         To date reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

China's Accession into the WTO

         On November 11, 2001, China signed an agreement to become a member of the World Trade Organization ("WTO"), the international body that sets most trade rules, further integrating China into the global economy and significantly reducing the barriers to international commerce. China's membership in the WTO was effective on December 11, 2001. China has agreed, upon its accession to the WTO, to reduce tariffs and non-tariff barriers, remove investment restrictions, provide trading and distribution rights for foreign firms, and open various service sectors to foreign competition. China's accession to the WTO may favorably affect our business in that reduced market barriers and a more transparent investment environment will facilitate increased investment opportunities in China, while tariff rate reductions and other enhancements will enable us to develop better investment strategies for our clients. In addition, the WTO's dispute settlement mechanism provides a credible and effective tool to enforce members' commercial rights.


Employees

         Likang employs approximately 163 full time employees, including our executive officers, as follows:

DEPARTMENT                                            NUMBER OF EMPLOYEES
----------------------------------------------------- ------------------------
Administrative center                                    7
----------------------------------------------------- ------------------------
Accounting                                             19
----------------------------------------------------- ------------------------
Production                                             73
----------------------------------------------------- ------------------------
Logistics                                              36
----------------------------------------------------- ------------------------
Sales and Marketing staff in Shanghai                  19
----------------------------------------------------- ------------------------
Research and development                                 9
----------------------------------------------------- ------------------------
Total                                                 163
----------------------------------------------------- ------------------------

History of our Company

            We were incorporated in the state of Colorado on December 11, 1996. From our inception through December 28, 1999, we were involved in the business of acquiring, developing and operating oil and gas properties. On December 28, 1999, we sold 60% of our issued and outstanding common stock to HBOA.Com, Inc., a District of Columbia corporation ("HBOA-DC"). Pursuant to this stock sale, there was a change in our business and management team and we began to focus on HBOA's business, which was related to the sale of products and services to the owners of home based businesses through its Internet web site.

            On May 31, 2000, HBOA-DC was merged with and into our wholly owned subsidiary, HBOA.Com, Inc., a Florida corporation ("HBOA-FL"). In June 2000, we began to develop our application service provider business, in addition to HBOA's web site. We focused on development of an Internet portal through which home based business owners, as well as commercial private label businesses, obtain the products, services, and information necessary to start, expand and profitably run their businesses. On November 10, 2000, our shareholders approved our proposal to change our name from Mizar Energy Company to HBOA Holdings, Inc. and to change our state of incorporation from Colorado to Florida and recorded a loss of approximately $258,000. On December 28, 2000, we formed a new subsidiary, Aerisys, Incorporated, a Florida corporation, to handle commercial private business. Effective as of July 18, 2003, we changed our name to Kirshner Entertainment & Technologies, Inc.

         On May 2, 2005, we closed a share exchange with all of the shareholders of Linkwell Tech in which we acquired 100% of the issued and outstanding shares of Linkwell Tech's common stock in exchange for 36,273,470 shares of our common stock, which at closing represented approximately 87.5% of the issued and outstanding shares of our common stock. As a result of the transaction, Linkwell Tech became our wholly owned subsidiary. Linkwell Tech was founded in June 2004. On June 30, 2004, Linkwell Tech acquired 90% of Likang through a stock exchange with Shanghai Likang Pharmaceuticals Technology Company, Limited, the then 90% shareholder of Likang. Shanghai Shanhai Group, an unaffiliated third party, owns the remaining 10% of Likang. Shanghai Shanhai Group is owned by Shanghai Shanhai Group Employee Share-holding Committee (16.25%) and Shanghai Baoshan District Dachang Town South Village Economic Cooperation Club (83.75%). Likang's officers and directors, Messrs. Xue Lian Bian and Wei Guan, own Shanghai Likang Pharmaceuticals Technology Company, Limited, owning 90% and 10%, respectively, of that company. The transaction in which Linkwell Tech acquired the 90% interest in Likang resulted in the formation of a U.S. holding company by Messrs. Bian and Guan as it did not result in a change in the underlying ownership interests of Likang.

         Our then officers and directors resigned at the closing of the share exchange and Messrs. Wei Guan and Xue Lian Bian, who were the officers and directors of Linkwell Tech, were appointed our officers and directors. In connection with the share exchange and to satisfy all outstanding obligations and indebtedness owed by our company to our former CEO and certain third parties, Linkwell Tech provided us $175,000 which we provided to our former CEO to be used by him to satisfy these obligations. We also issued our former CEO 1,400,000 shares of our common stock.

         In July 2005, we changed our name to Linkwell Corporation. As described later in this annual report under Item 6. Management's Discussion and Analysis or Plan of Operation - Sale of Aerisys Incorporated, in February 2006 we sold our interest in that subsidiary to our former CEO in exchange for the assumption of all liabilities related to it.

         In February 2006, we sold 100% of the stock of Aerisys to Mr. Gary Verdier, our former CEO, in exchange for the assumption of all liabilities and obligation of Aerisys. Prior to the share exchange agreement with Linkwell Tech in May 2005, Aerisys had represented our sole operations. Aerisys marketed and sold the Aerisys Intelligent Community (TM), a web-based software program and private, browser-based intranet product that allows schools to collaborate with parents and faculty each day on classroom homework, assignments, critical dates, team priorities and school news in a private forum, primarily to K through 12 private schools. We had not been able to improve sales or business opportunities for Aerisys since May 2005.

RISK FACTORS

         Before you invest in our securities, you should be aware that there are various risks. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose your entire investment in our company.

Risks Related to our Company

We engage in a number of material transactions with related parties which could result in a conflict of interest involving our management.

         We are materially dependent on certain related party transactions in the ongoing conduct of our business. Sales to related parties, including a company owned by our officers and directors which is the primary distributor of our products, represented approximately 36% of our sales in fiscal 2005 and approximately 29% of our accounts receivable at December 31, 2005. In addition, we lease our principal executive officers from the minority shareholder of our Likang subsidiary and an affiliated company of this minority shareholder both supplies us with raw materials and acts as a contract manufacturer for certain of our products. We have also engaged in an number of other related party transactions including extending a working capital loan to an affiliated entity and purchasing real property from that entity. These affiliated transactions may from time to time result in a conflict of interest for our management. Because these transactions are not subject to the approval of our shareholders, investors in our company are wholly reliant upon the judgment of our management in these related party transactions.

We will need to raise additional capital to expand our operations in future periods. If we cannot raise sufficient capital, our ability to implement our business strategies and continue to expand will be at risk.

         We want to build an additional manufacturing line and upgrade our manufacturing facilities and technologies, in order to expand our disinfection products. Based upon our preliminary estimates this will require capital and other expenditures of approximately USD $1 million. Although we had cash on hand of approximately $1,460,000 at December 31, 2005, these funds are not sufficient to fund the additional line and upgrade our manufacturing facilities and technologies as well as providing working capital necessary for our ongoing operations and obligations. We will need to raise additional working capital to complete this project. We do not presently have any external sources of capital and will in all likelihood raise the capital in a debt or equity offering. If we raise the necessary capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We may be unable to secure acceptable financing to fund this project on terms which are suitable to us, if at all. Our ability to continue to implement our growth strategy could suffer if we are unable to raise the additional funds on acceptable terms which will have the effect of limiting our ability to increase our revenues in the future.

The management of our company is located in the PRC and we are materially dependent upon advisory services of a U.S. company.

         None of the current members of our management have any experience in U.S. public companies and these individuals are not fluent in English. We have engaged China Direct Investments, Inc. to provide us with various advisory and consulting services, including U.S. business methods and compliance with SEC disclosure requirements. We selected China Direct Investments, Inc. to provide these services to us in part because its staff includes Chinese-speaking individuals with experience in the operation and regulatory framework applicable to U.S. public companies. Until such time as we are able to expand our board of directors to include English-speaking individuals who have experience with the operation and regulatory framework applicable to U.S. public companies, we are materially dependent upon our relationship with China Direct Investments, Inc. Our contract with this company expires in August 2006, subject to a 12-month renewal upon the mutual consent of the parties. If for any reason China Direct Investments, Inc. should fail to provide the contracted services at the anticipated levels or fails to extend its services and we have not added members to our board of directors with the requisite experience we may be unable to prepare and file reports as required by the Securities Exchange Act of 1934 on a timely basis which could lead to our common stock being removed from the OTCBB. In this event, your ability to liquidate your investment would be negatively impacted and you could lose your entire investment in our company.

Certain agreements to which we are a party and which are material to our operations lack various legal protections which are customarily contained in similar contracts prepared in the United States.

         We are a Chinese company and all of our business and operations are conducted in China. We are a party to certain material contracts, including an agreement for the lease for our principal offices and manufacturing facility. While these contracts contain the basic business terms of the agreements between the parties, these contracts do not contain certain provisions which are customarily contained in similar contracts prepared in the U.S., such as representations and warranties of the parties, confidentiality and non-compete clauses, provisions outlining events of defaults, and termination and jurisdictional clauses. Because our material contracts omit these types of clauses, notwithstanding the differences in Chinese and U.S. laws, we may not have the same legal protections as we would if the contracts contained these additional provisions. We anticipate that contracts we enter into in the future will likewise omit these types of legal protections. While we have not been subject to any adverse consequences as a result of the omission of these types of clauses, and we consider the contracts to which we are a party to contain all the material terms of our business arrangements with the other party, future events may occur which lead to a dispute under agreements which could have been avoided if the contracts were prepared in conformity with U.S. standards. Contractual disputes which may arise from this lack of legal protections will divert management's time from the operation of our business and require us to expend funds attempting in settling a possible dispute. This possible diversion of management time will limit the time our management would otherwise devote to the operation of our business, and the diversion of capital could limit the funds we have available to pay our ongoing operating expenses.

Each of our product groups operate in highly competitive businesses.

         Each of our product groups is subject to competition from other manufacturers of similar products. There are approximately 1,000 manufacturers of similar disinfectant products in China, but only approximately 30 manufacturers, including our company, operate on a continuous basis with the remainder of the companies periodically entering the market in times of increased demand. While we believe we are one of the leading manufacturers of disinfectant products in the PRC, from time to time there is a sporadic oversupply of these products which can adversely impact our market share and competitive position in this product group. As a result, we may not be able to effectively compete in our product segments which could have the effect of limiting our ability to sustain our current level of operations or grow our revenues in future periods.

Because of the specialized, technical nature of the business, we are highly dependent on certain members of management, as well as our marketing, engineering and technical staff.

         The loss of the services of our current management and skill employees could have a material and negative effect on our ability to effectively pursue our business strategy. In addition to manufacturing high volumes of our products and developing new products, we must attract, recruit and retain a sizeable workforce of technically competent employees, including additional skilled and experienced managerial, marketing, engineering and technical personnel. If we are unable to do so, our ability to grow our business and increase our revenues could be limited.

If we experience customer concentration, we may be exposed to all of the risks faced by our remaining material customers.

         For the fiscal year ended December 31, 2005 revenues from one customer, which is an affiliate, represented approximately 36% of our total net revenues. Unless we maintain multiple customer relationships, it is likely that we will experience periods during which we will be highly dependent on a limited number of customers. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops conducting business with us. Moreover, to the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer's ability to stay in business and make timely payments to us.

We depend on factories to manufacture our products, which may be insufficiently insured against damage or loss.

         Our results of operations and financial condition are currently solely dependent on our subsidiaries' factories in China. We do not currently maintain insurance to protect against damage and loss to our facilities and other leasehold improvements. Therefore, any material damage to, or the loss of, any of our facilities due to fire, severe weather, flooding or other cause, would not be covered by an insurance company. If the damage or loss is large enough, it would have a material and negative effect on our financial condition. If the damage was significant, we could be forced to stop operations until such time as the faculties could be repaired.

Our operations are subject to government regulation. If we fail to comply with the applicable regulations, our ability to operate in future periods could be in jeopardy.

         We are subject to various state and local environmental laws related to our business. We are subject to local food, drug, environmental laws related to certification of manufacturing and distributing of any disinfectant. We are also licensed by the Shanghai City Government to manufacture and distribute disinfectants. While we are in substantial compliance with all provisions of those registrations, inspections and licenses and have no reason to believe that they will not be renewed as required by the applicable rules of the Central Government and the Shandong Province, any non-renewal of these authorities could result in the cessation of our business activities.

We may not have sufficient protection of certain of our intellectual property.

         We utilize certain technologies in the purification of raw material used in our products which are proprietary in nature. To protect our proprietary rights, generally we rely on confidentiality agreements with employees and third parties, and agreements with consultants, vendors and customers, although we have not signed such agreements in every case. Despite such protections, a third party could, without authorization, utilize our propriety technologies without our consent. The unauthorized use of this proprietary information by third parties could adversely affect our business and operations as well as any competitive advantage we may have in our market segment. It is possible that our agreements with employees, consultants and others who participate in the production of our products will be breached. We may not have adequate remedies for any breach and our proprietary technologies could become known or independently developed by competitors, in which event our ability to effectively compete could be in jeopardy.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have reduced protections against interested director transactions, conflicts of interest and other matters.

         We are not subject to any law, rule or regulation requiring that we adopt any of the corporate governance measures that are required by the rules of national securities exchanges or The Nasdaq Stock Market such as independent directors and audit committees. It is possible that if we were to adopt some or all of the corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by independent directors and that policies had been implemented to define responsible conduct. Prospective investors should consider our current lack of corporate governance measures in formulating their investment decisions

The dividend rate of our Series B 6% Cumulative Convertible Preferred Stock could increase to 20% per annum which would reduce the amount of operating capital available to us.

         The designations, rights and preferences of our Series B 6% Cumulative Convertible Preferred Stock provide that the annual dividend increases from 6% to 20% if an event of default has occurred. Based upon the presently outstanding shares, this would increase our annual dividend payments from $90,000 to $300,000, a 233% increase. This increase would reduce the amount of working capital we otherwise might have available to pay our ongoing operating expenses and grow our company.

Risks Related to Doing Business in China

Our operations are located in the PRC and are subject to changes resulting from the political and economic policies of the Chinese government.

         Our business operations could be restricted by the political environment in the PRC. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a "socialist market economy" and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

         Although we believe that the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development of China, the future direction of these economic reforms is uncertain and the uncertainty may decrease the attractiveness of our company as an investment, which may in turn result in a decline in the trading price of our common stock.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.


         The PRC recently has permitted provincial and local economic autonomy and private economic activities. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Future inflation in China may inhibit economic activity in China.

         In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past 10 years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause the PRC government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China. Any actions by the PRC government to regulate growth and contain inflation could have the effect of limiting our ability to grow our revenues in future periods.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could interrupt our operations.

         A renewed outbreak of SARS or another widespread public health problem in China, where all of our revenue is derived, and in Shanghai, where our operations are headquartered, could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

         o quarantines or closures of some of our offices which would severely disrupt our operations,

         o the sickness or death of our key officers and employees, or

         o a general slowdown in the Chinese economy.

         Any of the foregoing events or other unforeseen consequences of public health problems could result in a loss of revenues in future periods and could impact our ability to conduct our operations as they are presently conducted. If we were unable to continue our operations as they are now conducted, our revenues in future periods would decline and our ability to continue as a going concern could be in jeopardy. If we were unable to continue as a going concern, you could lose your entire investment in our company.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

         Because all of our revenues are in the form of Renminbi, any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.

We may be unable to enforce our rights due to policies regarding the regulation of foreign investments in China.

         The PRC's legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system prevalent in the United States. The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. China's regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks which may affect our ability to achieve our business objectives. If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be limited which could result in a loss of revenue in future periods which could impact our ability to continue as a going concern.

It may be difficult for shareholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our shareholders.

         All of our assets are located outside the United States and all of our current operations are conducted in China. Moreover, all of our directors and officers are nationals or residents of China. All or a substantial portion of the assets of these persons are located outside the United States. As a result, it may be difficult for our shareholders to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities law of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

Risks Related to our Stock

Provisions of our articles of incorporation and bylaws may delay or prevent a take-over which may not be in the best interests of our shareholders.

         Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our shareholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Nevada Revised Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested shareholders.

         In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors, of which no shares are currently outstanding. Our Board of Directors may, without shareholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

Our stock price will fluctuate and could subject our company to litigation.

         The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond its control. These factors include:

         o        quarterly variations in operating results;
         o        changes in accounting treatments or principles;
         o        additions or departures of key personnel;
         o stock market price and volume fluctuations of publicly-traded companies in general and Chinese-based companies in particular; and
         o        general political, economic and market conditions.

Because our stock currently trades below $5.00 per share, and is quoted on the OTC Bulletin Board, our stock is considered a "penny stock" which can adversely affect its liquidity.

         As the trading price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

         SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

         Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and Nasdaq are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. Because our stock is not listed on an exchange or quoted on Nasdaq, we are not required to adopt these corporate governance standards. While our board of directors has adopted a Code of Business Conduct and Ethics, our Board has not established Audit and Compensation Committees and we have not adopted all of the corporate governance measures which we might otherwise have been required to adopt if our securities were listed on a national securities exchange or Nasdaq. It is possible that if we were to adopt all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our facilities include our principal executive offices, located at No. 476 Hutai Branch Road, Baoshan District, Shanghai, China, and our two manufacturing facilities are located at 1104 Jiatang Road, Jiading District, Shanghai, 201807 and 2058 Linqiao Road, Zhuhang Town, Jinshan District, Shangahi, 201506. We own all of the manufacturing equipment in both of our factories. We lease our principal executive office building and warehouse space, which consists of approximately 14,000 square feet, from Shanghai Shanhai Group, an unaffiliated third party, under leases expiring in December 2010 for an annual rental of approximately $35,000.

         Until February 2006, we leased approximately 21,500 square feet of manufacturing space from Shanghai Likang Pharmaceutical Technology Company, Limited, an affiliate, under a lease expiring December 2006 for an annual rent of approximately $11,500. In February 2006 we purchased this building, which includes an assignment of the land use permit, for $333,675. See Item 12. Certain Relationships and Related Transactions appearing later in this annual report.

         We lease approximately 4,300 square feet of manufacturing space from Shanghai Jinshan Zhuhang Plastics Lamps Factory, an unaffiliated third party, under a lease expiring in December 2006 for an annual rent of approximately $3,125.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any material litigation presently pending nor, to the best of our knowledge, have any such proceedings been threatened, except as follows.

         In January 2004, the SEC commenced an informal inquiry of our company. At this time we have not received any further information on this matter and are therefore uncertain of the status of the SEC's informal investigation. We are not a party to any pending legal proceedings and, to our knowledge, none of our officers, directors or principal stockholders are party to any legal proceeding in which they have an interest adverse to us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the OTCBB. On March 24, 2005 our symbol was changed from KSHR to LWLL in connection with a 1:10 reverse split of our common stock effective on that date. The reported high and low bid prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                    High             Low
                                                  ----------    ------------
Fiscal 2004

First quarter ended March 31, 2004                  $0.085            $0.02
Second quarter ended June 30, 2004                  $0.06             $0.01
Third quarter ended September 30, 2004              $0.02             $0.003
Fourth quarter ended December 31, 2004              $0.02             $0.002

Fiscal 2005

First quarter ended March 31, 2005                  $.20              $.01
Second quarter ended June 30, 2005                  $.40              $.11
Third quarter ended September 30, 2005              $.32              $.04
Fourth quarter ended December 31, 2005              $.74              $.148

Fiscal 2006

First quarter ended March 31, 2006                  $.26              $.151

         On April 10, 2006, the last sale price of our common stock as reported on the OTCBB was $0.28. As of March 15, 2006, there were approximately 160 record owners of our common stock.

Dividend Policy

         We have never paid cash dividends on our common stock. Payment of dividends will be within the sole discretion of our Board of Directors and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition. At the present time, our anticipated financial capital requirements are such that we intend to follow a policy of retaining earnings in order to finance the development of our business.

         While we have no current intention of paying dividends on our common stock, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

Recent Sales of Unregistered Securities

         None.

Securities Authorized for Issuance under Equity Compensation Plans

         The following table sets forth securities authorized for issuance under our 2001 Equity Compensation Plan, our 2005 Equity Compensation Plan and any compensation plan not approved by our shareholders as of December 31, 2005.

                                     Number of           Weighted         Number of
                                   securities to be       average      securities remaining
                                   issued upon            exercise    available for future
                                   exercise of           price of     issuance under equity
                                  of outstanding         outstanding   compensation plans
                                options, warrants         options,     excluding securities
                                  and rights (a)           warrants      reflected in column
                                                          and rights(b)   (a))
Plan category

2005 Equity Compensation Plan               0                 n/a               3,000,000

Equity compensation plans
not approved by shareholders                0                 n/a               n/a

Non-Qualified Stock Option Plan             0                 n/a               0


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Overview

            In May 2005, we closed a share exchange agreement with all of the shareholders of Linkwell Tech under which we acquired 100% of the issued and outstanding shares of Linkwell Tech's common stock in exchange for 36,273,470 shares of our common stock, which at closing represented approximately 87.5% of the issued and outstanding shares of our common stock. As a result of the transaction, Linkwell Tech became our wholly owned subsidiary. In June, 2004, prior to our share exchange with Linkwell Tech, Linkwell Tech acquired 90% of Likang through a stock exchange with Shanghai Likang Pharmaceuticals Technology Company, Limited, the then 90% shareholder of Likang. Shanghai Likang Pharmaceuticals Technology Company, Limited is owned by Messrs. Xuelian Bian and Wei Guan, our officer, directors and principal shareholders. Shanghai Shanhai Group, an unaffiliated third party, owns the remaining 10% of Likang. The transaction in which Linkwell Tech acquired the 90% interest in Likang resulted in the formation of a U.S. holding company by Messrs. Bian and Guan as it did not result in a change in the underlying ownership interests of Likang. For financial accounting purposes, the reverse merger transaction in which we acquired Linkwell Tech was treated as a recapitalization of our company with the former shareholders of the company retaining approximately 12.5% of the outstanding stock. We regard Likang's business of disinfectant products for the commercial medical industry as the primary segment of our business. Our consolidated financials statements included elsewhere in this prospectus for the periods after the date of the stock exchange between our company and Linkwell Tech reflect the change in the capital structure of our company due to the recapitalization. The consolidated financial statements for the fiscal year ended December 30, 2005 reflect the operations of our company including Linkwell Tech and Likang for the periods presented while the results of operations for the fiscal year ended December 31, 2004 are those of Likang.

            Since 1988 we have developed, manufactured and distributed disinfectant health care products primarily to the medical industry in China. In the last few years China has witnessed a variety of public health crises, such as the outbreak of SARS, which demonstrated the need for increased health standards in China. In response, beginning in 2002 the Chinese government has undertaken various initiatives to improve public health and living standards, including continuing efforts to educate the public about the need for proper sanitation procedures and the establishment of production standards for the disinfectant industry in China. As a result of this heightened license and permit system, all disinfectant manufacturers must comply with "qualified disinfection product manufacturing enterprise requirements" established by the Ministry of Public Health. The requirements include standards for both hardware; including facilities and machinery, and software; including the technology to monitor the facilities, as well as the knowledge and capability of both the production staff and quality control procedures. Following the adoption of the industry standards in 2002, we have been granted 26 hygiene licenses by the Ministry of Public Health.

         We believe that the government standards adopted in July 2002 have increased the barriers to entry for competitors in the disinfectant industry in China. The implementation of these improved production standards and license requirements has effectively decreased the competitiveness of small to mid size manufacturers since the new standards are especially difficult for companies with limited product offerings and inferior technical content. In addition, prior to the adoption of industry standards, disinfectant products were generally marketed and sold based on price as opposed to quality. We believe that as a result of the adoption of industry standards, the marketplace is evolving to a more stringent focus on product quality which we believe will enable us to increase our base of commercial customers thereby increasing our revenues.

            Historically our focus has been on the commercial distribution of our products. Our customers include hospitals, medical suppliers and distribution companies throughout China. Recently we have made efforts to expand our distribution reach to the retail market. We have repackaged certain of our commercial disinfectant products for sale to the consumer market and have begun to expand our customer base to include hotels, schools, supermarkets, and drugstores. By virtue of the Chinese government's continuing focus on educating the Chinese population about the benefits of proper sanitation procedures, we believe that another key to increasing our revenues is the continued expansion of the retail distribution of our products.

         The disinfectant industry in China is an emerging industry and the industry is populated with small, regional companies. We estimate that there are in excess of 1,000 manufacturers and distributors of disinfectant products in China; however, most domestic competitors offer a limited line of products and there are few domestic companies with a nationwide presence. We believe that our national marketing and sales presence throughout all 22 provinces, as well as four autonomous regions, and four municipalities of China gives us a competitive advantage over many other disinfectant companies in China and will enable us to leverage the brand awareness for products with commercial customers to the retail marketplace.

         Our present manufacturing facilities and production capacities are sufficient for the foreseeable future, and we believe that we otherwise have the assets and capital available to us necessary to enable us to increase our revenues in future periods as the overall market for disinfectant products in China continues to increase. During fiscal year 2006, we will continue to focus our efforts on developing a retail market for our products, as well as expanding our traditional base of commercial customers. In this regard, we have allocated approximately $300,000 from our recent private offering to be used towards expanded marketing of our products in the PRC and approximately $400,000 for costs associated with investigating the feasibility of expanding our sales outside the PRC to the U.S. In addition, we may also consider the possible acquisition of independent sales networks which could be used to increase our product distribution as well as smaller, regional companies in our industry. While we have allocated approximately $400,000 of proceeds from our recent private offering for acquisitions, we have not identified any potential acquisition targets.

Sale of Aerisys Incorporated

         Prior to the transaction with Linkwell, our wholly-owned subsidiary, Aerisys Incorporated, had represented our sole operations. Aerisys marketed and sold the Aerisys Intelligent Community (TM), a web-based software program and private, browser-based intranet product that allows schools to collaborate with parents and faculty each day on classroom homework, assignments, critical dates, team priorities and school news in a private forum, primarily to K through 12 private schools. Revenues from Aerisys Incorporated represented slightly less than 1% of our total net revenues for the year ended December 31, 2005, and we were not able to improve sales or business opportunities for Aerisys since May 2005. In February 2006 we sold 100% of the stock of Aerisys Incorporated to Mr. Gary Verdier, our former CEO, in exchange for assumption of all liabilities and obligation of Aerisys Incorporated.

Results of Operations

Fiscal year ended December 31, 2005 ("Fiscal 2005") as compared to the fiscal year ended December 31, 2004 ("Fiscal 2004")



                                      Fiscal              Fiscal               $                %
                                       2005                2004              Change           Change
-----------------------------------------------------------------------------------------------------------
Net revenues                      $  5,465,933          $4,422,522        $ 1,043,411          23.6%
Cost of sales                        3,329,444           3,049,764        $   279,680           9.2%
Selling expenses                       331,258             258,148        $    73,110          28.3%
G&A expenses                           878,930             426,532        $   452,398         106.0%
Total operating expenses             1,210,188             684,680        $   525,508          76.7%
Operating income                       926,301             688,078        $   238,223          34.7%
Total other (expense)              (    91,839)          (  19,782)       $    72,057         364.2%
Net income                             544,129             502,708        $    41,421           8.4%
Deemed preferred stock
     dividends                      (1,800,276)                  0        $ 1,800,276           100%
Net income (loss) to
  common shareholders            $  (1,256,147)          $ 502,708        $(1,758,855)           350%




Other key indicators:


                                               Fiscal 2005      Fiscal 2004             %
                                               -----------     ------------          of change
                                                                                  -------------

Cost of sales as a percentage of revenues         60.9%           69.0%             -8.1%
Gross profit margin                               39.1%           31.0%             +8.1%
Selling expenses as a percentage of revenues       6.1%            5.8%             +0.3%
G&A expenses as a percentage of revenues          16.1%            9.6%             +6.5%
Total operating expenses as a
         percentage of revenues                   22.1%           15.5%             +6.6%



Net revenues

         Net revenues for fiscal 2005 were $5,465,933 as compared to net revenues of $4,422,522 for fiscal 2004, an increase of $1,043,411 or approximately 24%. Included in our net revenues for fiscal 2005 were revenues of $1,933,043 from sales of our products to Shanghai Likang Pharmaceuticals Technology Company, Limited, an affiliated entity, an increase of $234,120, or approximately 14%, from fiscal 2004. Also included in our net revenues for fiscal 2005 were revenues of $23,987 from sales of our products to Shanghai Likang Meirui Pharmaceuticals High-Tech Co., Ltd., an affiliate, a decrease of $43,369, or approximately 64%, from fiscal 2004. We believe our increase in our net revenues in fiscal 2005 was attributable to a recent surge in demand for disinfectant products. Recent health scares such as SARS and the avian flu have increased the public awareness of health standards in China. In response the Chinese government has implemented a series of initiatives to establish minimum health standards. As a result, public demand for disinfectant products has increased. We cannot be assured that demand will continue to increase. Additionally Linkwell introduced new products such as Jifro 4% Chlorhexidine Gluconate, Dianerkang, 2% glutaraldehyde disinfectant, and the revised 84' disinfectant. Initially, these products have been received favorably by the public. There is no assurance that these products will continue to witness increased public demand.

Cost of sales

         Cost of sales includes raw materials and manufacturing costs, which includes labor, rent and an allocated portion of overhead expenses such as utilities directly related to product production. For fiscal 2005, cost of sales amounted to $3,329,444 or approximately 61% of net revenues as compared to cost of sales of $3,049,764 or approximately 69% of net revenues for fiscal 2004. Historically, our costs of sales is attributable approximately 65% to raw material costs and approximately 35% to manufacturing costs. We purchase raw materials from six primary suppliers and we have signed purchase contracts with these suppliers in an effort to ensure a steady supply of raw materials. We also purchase raw materials and finished product from Shanghai Likang Meirui Pharmaceutical High-Tech Co. Ltd., an affiliate. These purchases totaled $48,489 and $389,400 for fiscal 2005 and fiscal 2004, respectively. We have not historically experienced a fluctuation in raw material prices and do not anticipate that the prices will vary much during fiscal 2006. Included in our overhead costs are rent on our manufacturing facilities which included a building we leased from Shanghai Likang Pharmaceuticals Technology Company, Limited, an affiliate, for approximately $11,500 annually. We experienced an increase in overhead costs such as utilities and rent during fiscal 2005 as compared to fiscal 2004. As a result of our purchase in fiscal 2006 of facility we leased from an affiliate, we expect rent expense to decrease, however we are unable to anticipate if the balance of these overhead costs will continue to increase in fiscal 2006.

Gross profit

         Gross profit for fiscal 2005 was $2,136,489 or approximately 39% of net revenues, as compared to $1,372,758 or approximately 31% of revenues for the fiscal 2004. The gross profit reflects an overall increase in our sales prices as we expand into new markets. For example, our Ai'ershi disinfectant tablets are sold in Shanghai for approximately $.83 per bottle. However in newer markets such as DongBei Province, Ai'ershi disinfectant tablets are sold at approximately $1.64 per bottle. An'erdian skin disinfectant sold for approximately $.36 per bottle in BeiJing and Shanghai. We currently sell this product in western cities such as ChongQing and XiAn at approximately $.49 per bottle, an increase of 36%.

Operating expenses

         Total operating expenses for fiscal 2005 were $1,210,188, an increase of $525,508, or approximately 77%, from total operating expenses in fiscal 2004 of $684,680. This increase included the following:

         o For fiscal 2005, selling expenses amounted to $331,258 as compared to $258,148 for fiscal 2004, an increase of $73,110 or approximately 28%. This increase is attributable to increased local sales tax costs and commissions associated with our increased revenues. We pay local sales tax to local authorities upon sale of product to customers. Additionally, in 2005, we incurred costs of approximately $14,000 in connection with sales training conferences. Selling expenses as a percentage of revenues remained relatively constant at approximately 6%. We expect our selling expenses to increase as our revenues increase and expect to spend increased funds on adverting and promotion of our products as well as sales training. We have set aside approximately $300,000 of the proceeds from our recent private placement for increased marketing of our products in the PRC during fiscal 2006.

         o For fiscal 2005, general and administrative expenses were $878,930 as compared to $426,532 for fiscal 2004, an increase of $452,398, or approximately 106% and included the following:

        o We incurred professional fees of approximately $67,000 in connection with the audit of our financials statements. Additionally, we experienced an increase in professional fees related to our corporate SEC filings.

        o We incurred consulting fees in 2005 of $153,311 substantially related to the issuance of common stock for business development and management services related to our administrative operations in the United States. We expect these costs to increase in 2006 due to our business development efforts in the United States.

        o In 2005, salaries and wages and related benefits increased by approximately $48,000 to $191,935 in 2005 from $144,227 in 2004 due to the hiring of additional employees.

        o We incurred additional operating expenses associated with overall price increases, increased telephone and communications usage, and increase travel and entertainment.

            Included in our general and administrative expenses is rent expense that we pay on our principal executive offices warehouse space which we lease from Shanghai Shanhai Group, an affiliate, for approximately $35,000 a year. We anticipate that general and administrative expenses will continue to increase during fiscal 2006 as a result of increased professional fees related to audit costs and our registration statement. In addition, we have allocated $400,000 from the proceeds of our recent private placement for costs, including market research, related to the possible expansion of the market for our products into the U.S.

Income from operations

         We reported income from operations of $926,301 for fiscal 2005 as compared to income from operations of $688,078 for fiscal 2004, an increase of $238,223 or approximately 35%.

Other income (expense)

         For fiscal 2005 total other expenses amounted to $91,839 as compared to $19,782 for fiscal 2004, an increase of $72,057. This change is primarily attributable to:

         o We recognized a registration rights penalty in fiscal 2005 of $44,000 for which we did not have a comparable expense in fiscal 2004. In the terms of our sale of shares of our Series B 6% Cumulative Convertible Preferred Stock and common stock purchase warrants in fiscal 2005 we agreed to file a registration statement covering the shares of our common stock underlying those securities. This non-cash expense represents the possible payment of liquidated damages if the registration statement of which this prospectus is a part is not declared effective by June 28, 2006,

         o Interest expense - related party, represents interest due Shanghai Shanhai Company, Likang's minority shareholder, on a demand loan in the principal amount of $161,533 made to Likang for working capital, and

         o Interest expense was $42,720 as compared to $29,359 for fiscal 2004, an increase of $13,361 due to increased borrowings during fiscal 2005.

Income before discontinued operations, income taxes and minority interest

         Our income before discontinued operations, income taxes and minority interest increased by $166,166 for fiscal 2005 as compared to fiscal primarily as a result of increased net revenues.

Discontinued operations

            In January 2006, we sold 100% of the capital stock of our Aerisys subsidiary to its former CEO in exchange for an assumption of all liabilities related to it. The loss from discontinued operations in fiscal 2005 represents the revenues from that subsidiary less the operating and non-operating expenses related to it.

Minority interest

         For fiscal 2005, we reported a minority interest in income of $92,339 as compared to $55,856 for fiscal 2004. The minority interest is attributable to Likang's minority shareholder, and had the effect of reducing our net income.

Net income

         As a result of these factors, we reported net income of $544,129 for fiscal 2005 as compared to net income of $502,708 for fiscal 2004.

Deemed preferred stock dividends

         During fiscal 2005, we recorded a deemed preferred stock dividend of $1,800,276 which relates to our Series A Convertible Preferred Stock ($300,276) and our Series B 6% Cumulative Convertible Preferred Stock ($1,500,000). This non-cash expense related to the beneficial conversion features of those securities and is recorded with a corresponding credit to paid in capital.

Net income (loss) attributable to common shareholders

         We reported a net loss attributable to common shareholders of $(1,256,147) for fiscal 2005 as compared to net income attributable to common shareholders of $502,078 in fiscal 2004. This translates to an overall per-share loss available to shareholders of ($.03) for fiscal 2005 compared to per-share income of $.02 for fiscal 2004.

Liquidity and Capital Resources

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between December 31, 2005 and December, 2004:


                                            December 31,                    $ of         % of
                                    ----------------------------------------------------------------
                                          2005             2004            Change       Change
                                    --------------------------------------------------------
Working capital                       $2,090,322       $   849,304       $1,241,018      +146.1%
Cash                                  $1,460,078       $   467,859       $  992,219      +212.0%
Accounts receivable, net              $1,347,163       $ 1,099,154       $  248,009      + 22.6%
Inventories                           $  968,224       $   941,311       $   26,913      +  2.9%
Prepaid expenses                      $   81,750       $    78,242       $    3,508         NM
Due from related parties              $  538,695       $   261,304       $  277,391      +106.2%
Total current assets                  $4,505,866       $ 2,847,870       $1,657,996      + 58.2%
Property and equipment, net           $  686,234       $   254,281       $  431,953      +170.0%

Loans payable                         $  628,869       $   301,933       $  326,936      +108.0%
Loans payable - related               $  161,533       $         0       $  161,533      +100.0%
Accounts payable and
      accrued expenses                $1,400,704       $1,191,554        $  209,150      +17.6%
Advances from customers               $  126,199       $  246,837        $( 120,638)     -48.9%
Total current liabilities             $2,415,544       $1,998,566        $  416,978      +20.9%
Total liabilities                     $2,415,544       $2,421,271        $(   5,727)   -   NM



NM = not meaningful

         At December 31, 2005, we had a cash balance of $1,460,078. As of December 31, 2005, our cash position by geographic area is as follows:

                  United States             $1,224,683
                  China                        235,395
                                           -----------
                                            $1,460.078

            Our working capital position increased to $2,090,322 at December 31, 2005 from $849,304 at December 31, 2004. This increase in working capital is primarily attributable to an increase in our current assets which reflects proceeds we received during fiscal 2005 from the sale of equity as well as increases in accounts receivable resulting from our increased sales in fiscal 2005, and an increase in the amount due us from related parties at December 31, 2005 as described below.

         The increase in our current assets of $1,657,996 at December 31, 2005 as compared to December 31, 2004 was offset by an increase in our current liabilities of $416,978 at December 31, 2005 as compared to December 31, 2004. The increase in our current liabilities is primarily attributable to increased borrowings during fiscal 2005 of approximately $327,000 which was used to fund equipment purchases as well as reclassification of certain existing loans to current liabilities as a result of their due dates coupled with higher accounts payable and accrued expenses and related party payables which are the result of an increase in working capital requirements.

         At December 31, 2005, our inventories of raw materials, work in process and finished goods, before a reserve for obsolete inventory totaled $1,090,801, an increase of $149,490, or approximately 16%, from $941,311 at December 31, 2004. For fiscal 2005 we reserved $122,577 for possible obsolesces of inventories; we did not have a similar reserve in fiscal 2004. Our management determined the reserve was appropriate based upon its internal analysis of our sales and anticipated customer demand. During fiscal 2005 our inventory turnover was approximately 3.49 as compared to approximately 4.39 in fiscal 2004. This decrease in inventory turn was a result of an increase in average inventory on hand in 2005 compared to 2004, We expect to maintain higher inventory levels to accommodate for anticipated future sales growth as well as a wider variety of products.

         At December 31, 2005 our accounts receivable, allowance for doubtful accounts was $13,343 as compared to $37,050 at December 31, 2004 and reflects our best estimate of probable losses. During fiscal 2005 the average day outstanding for accounts receivable remained constant from fiscal 2004 at approximately 90 days. Occasionally we will request a customer prepaid an order prior to shipment. At December 31, 2005 our balance sheet reflected advances from customers of $126,199.

         At December 31, 2005 related parties owed us $638,695 which included:

         o $536,977 in accounts receivable due from to Shanghai Likang Pharmaceuticals Technology Company, Limited for the purchase of products from us,

         o $1,718 accounts receivable due from Shanghai Likang Meirui Pharmaceutical High-Tech Co. Ltd. for the purchase of products from us, and

         o $100,000 due April 2006 from Shanghai Likang Pharmaceuticals Technology Company, Limited which represents a working capital loan to that entity.

         As described earlier in this section, we sell products to these two affiliated entities. Our terms of sale and settlement on sales to Shanghai Likang Meirui Pharmaceutical High-Tech Co. Ltd. are the same as we offer our third party customers. Shanghai Likang Pharmaceuticals Technology Company, Limited purchase products from us on an as needed basis in order to fill customer orders they have received and do not maintain an inventory of our products. They tender payment to us upon receipt of payment from their customer. The accounts receivable from Shanghai Likang Pharmaceuticals Technology Company, Limited are historically paid within approximately 90 days, which is the same receivable turn as we experience with our third party customers.

         In addition, at December 31, 2005 our balance sheet reflected $333,675 as Deposit-Related Party which represents funds transmitted to Shanghai Likang Pharmaceuticals Technology Company, Limited in anticipation of the purchase of a building we leased from that affiliate for manufacturing space. In February 2006, we purchased this building, which includes an assignment of the land use permit, for $333,675.

         Our balance sheet at December 31, 2005 also reflects a loan payable to a related party of $161,533 which is a working capital loan made to us by Shanghai Shanhai Group in January 2005. This loan bears interest at 10% per annum and is due on demand.

         Net cash used in operating activities for fiscal 2005 were $276,251 as compared to net cash provided by operating activities of $492,493 for fiscal 2004. For fiscal 2005, we used cash in operations to fund an increase in accounts receivable of $496,262, including an increase of $277,391 in accounts receivables from related parties. Additionally, we funded an increase in inventories of $26,913, repayments in amounts due to a related party of $258,242, an increase in advances from customers of $120,638 and a decrease in other payables of $422,705 offset by our net income of $544,129, the add back of non-cash items of $176,007 and an increase in accounts payable and accrued expenses of $259,200. For fiscal 2004, we received cash from operations from our net income of $502,708, the add back of non-cash items of $92,125, increases in accounts payable and accrued expenses of $906,999, including an increase of $155,106 due to a related party, and an increase in advances from customers of $106,528 offset by cash used in operations to fund an increase in accounts receivable of $644,051, including $261,304 from related parties and increases in inventory of $494,340.

         Net cash used in investing activities for fiscal 2005 was $479,268 as compared to $103,724 for fiscal 2004, an increase of $375,544 which was primarily due to capital expenditures for the acquisition of manufacturing equipment.

         Net cash provided by financing activities was $1,827,070 for fiscal 2005 as compared to net cash used in financing activities of $318,087 for fiscal 2004. For fiscal 2005, we received net proceeds from preferred stock offerings of approximately $1,672,000 and proceeds from loans payable of approximately $488,000 offset by increases in amounts due from a related party of $333,675. For fiscal 2004, we received cash of $241,546 as proceeds from loans which was offset by a shareholder distribution of $559,633.

         The shareholder distribution, which was made to Likang's then current shareholders, Shanghai Likang Pharmaceuticals Technology Company, Limited and Shanghai Shanhai Group and which was paid on a pro-rata basis, was made prior to our acquisition of Linkwell Tech in May 2005. The amount of the distribution was determined by the shareholders and was equal to Likang's retained earnings prior to the distribution.

         We reported a net increase in cash for fiscal 2005 of $992,219 as compared to a net increase in cash of $70,682 for fiscal 2004.

         We currently have no material commitments for capital expenditures. As of December 31, 2005, we had approximately $629,000 in short term loans maturing during fiscal 2006, including approximately $99,000 which was repaid in March 2006. We plan on renewing these loans when they become due at term comparable to current terms. Other than working capital, loans and proceeds from the sale of preferred stock, we presently have no other alternative source of working capital. We want to build an additional manufacturing line and upgrade our manufacturing facilities and technologies, in order to expand our disinfection products. Based upon our preliminary estimates this will require capital and other expenditures of approximately $1 million. Although at December 31, 2005 we had cash on hand of approximately $1,460,000, these funds are not sufficient to fund the additional line and upgrade our manufacturing facilities and technologies as well as providing working capital necessary for our ongoing operations and obligations. We will need to raise additional working capital to complete this project. We may seek to raise additional capital through the sale of equity securities. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to our company. At this time, we have no commitments or plans to obtain additional capital.

Recent Capital Raising Transactions

          On June 30, 2005, we completed a $300,000 financing consisting of 375,345 shares of our Series A Convertible Preferred Stock, and common stock purchase warrants to purchase an additional 3,753,450 shares. We sold these securities to 12 accredited investors in a private transaction exempt from registration under the Securities Act in reliance on exemptions provided by
Section 4(2) of that act and Regulation D. Each share of Series A Convertible Preferred Stock is convertible into 10 shares of common stock. Each warrant entitles the holder to purchase one share of common stock for a period of five years, at an exercise price of $.10 per share, subject to adjustment. The net proceeds from the transaction of approximately $277,000 are being used for general working capital purposes.

          On December 28, 2005, we completed a $1,500,000 financing of units of our securities in a transaction exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(2) of that act and Regulation D resulting in gross proceeds to us of $1,500,000. The offering consisted of 1,500,000 shares of our Series B 6% Cumulative Convertible Preferred Stock, Class A Common Stock Purchase Warrants to purchase 15,000,000 shares of common stock and Class B Common Stock Purchase Warrants to purchase 15,000,000 shares of common stock. The Class A Warrants are exercisable at $0.20 per share, and the Class B Warrants are exercisable at $0.30 per share, and both warrants are for a term of five years.

          The purchasers of the units were certain accredited institutional and individual investors. Conversion of the preferred shares and exercise of the warrants are also subject to a 4.99% cap on the beneficial ownership that each investor may have at any point in time while the securities are outstanding. We paid a due diligence fee of $65,000 in cash and Class B Warrants to purchase 866,665 shares of our common stock to certain of the investors and an advisor to one of the investors. We agreed to the payment of these due diligence fees, which are meant to offset the costs certain of the investors incur in making the decision to invest in an offering, as a term of the transaction. The recipients of the due diligence fee are as set forth below:

         Name                               Cash Fee            Warrant Fee
         of Recipient                       Received             Received
---------------------------------- --------------------- -----------------------

Alpha Capital Aktiengesellschaft (1)        $20,000              266,666
Ellis International Ltd. (1)                  5,000               66,667
Osher Capital Inc. (1)                       20,000              266,666
Utica Advisors, LLC (2)                      20,000              266,666
         Totals                             $65,000               866,665

(1) Investor in the offering.
(2) Advisor to Monarch Capital Fund, Ltd., an investor in the offering.

          We intend to use the net proceeds from the transaction as follows:

          o approximately $300,000 will be used for marketing of our products in the PRC, o approximately $400,000 has been earmarked for costs, including market research, related to the possible expansion of the market for our products into the U.S.,
          o approximately $400,000 has been allocated for expansion of our operations in the PRC, including the possible acquisitions of additional sales networks or other companies similar to ours, and
          o        the balance will be used for general working capital.

          We have not identified any potential acquisition targets and may never close such a transaction. In that event, those funds will be used for general working capital.

          We agreed to file a registration statement covering the shares of common stock underlying the securities issued. This prospectus is part of that registration statement. In the event the registration statement is not filed by February 13, 2006 or does not become effective by June 28, 2006, we are required to pay liquidated damages in the amount of $30,000 per month until the deficiency is cured. We filed the registration statement on February 8, 2006 but are presently unable to predict if the SEC will declare it effective prior to June 28, 2006. The transaction documents also provide for the payment of liquidated damages to the investors in certain events, including our failure to maintain an effective registration statement covering the resale of the common shares issuable upon conversion or exercise of the securities.

          The securities are subject to anti-dilution protections afforded to the investors. In addition, to the extent that the investors continue to own shares of our common stock received upon conversion or exercise of the securities, we have agreed to issue the investors additional shares to protect against our future issuances of common stock or derivative securities at less than the price of the common shares underlying the securities.

Critical Accounting Policies

         Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for our company include revenue recognition and the useful lives of property, plant and equipment.

         Revenue Recognition - We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. We assess whether the fee associated with our revenue transactions is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of the fee is due after our normal payment terms, we access if the fee is not fixed or determinable. In these cases, we may recognize revenue as the fees become due. We assess collectibility based on the credit worthiness of the customer and past transaction history. We perform initial credit evaluations of our customers and do not require collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defers the fee and recognize the revenue at the time that collection becomes reasonably assured. The following policies reflect specific criteria for our various revenues streams:

      o Revenues of Aerisys are recognized at the time the services are rendered to customers. Services are rendered when our company's representatives receive the customers' requests and complete the customers' orders. For contacts over a period of time, Aerisys recognizes the revenue on a straight-line basis over the period that the services are provided.

      o Our revenues from the sale of products are recorded when the goods are shipped, title passes, and collectibility is reasonably assured.

      o Revenues from the sale of products to related parties are recorded when the goods are shipped which correlates with the shipment by the related parties to its customers, at which time title passes, and collectibility is reasonably assured. We receive sales order on a just-in-time basis from the related party. Generally, the related party does not hold our inventory. If the related party has inventory on hand at the end of a reporting period, the sale is reversed and the inventory is included on our balance sheet.


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

Recent Accounting Pronouncements

         In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No.123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective for the first fiscal year beginning after December 15, 2005. We believe the adoption of this pronouncement could have a material effect on our financial position in future periods in the event we grant stock options and other equity-based compensation to our employees.

         In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies.^

         In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

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

         On June 29, 2005, the Emerging Issues Task Force (EITF) of FASB ratified Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF Issue 05-2 provides guidance on determining whether a convertible debt instrument is "conventional" for the purpose of determining when an issuer is required to bifurcate a conversion option that is embedded in convertible debt in accordance with SFAS 133. Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material effect on our financial statements.

         In September 2005, the EITF issued EITF Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF 05-4 provides guidance to issuers as to how to account for registration rights agreements that require an issuer to use its "best efforts" to file a registration statement for the resale of equity instruments and have it declared effective by the end of a specified grace period and, if applicable, maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor. We adopted View C of this pronouncement. Accordingly, we bifurcated registration rights of our Series B 6% Cumulative Convertible Preferred Stock from their related free standing financial instruments and recorded them at fair value as reflected in the financial statements included elsewhere herein.

         In September 2005, the FASB ratified EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). This issue is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. We are currently in the process of evaluating the effect that the adoption of this pronouncement may have on our financial statements.

         In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005. We are currently in the process of evaluating the effect that the adoption of this pronouncement may have on our financial statements.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Change of Independent Registered Public Accounting Firm

         On May 12, 2005, we dismissed Berkovits, Lago & Company, LLP as our independent registered public accounting firm. Berkovits, Lago & Company, LLP had been the independent registered public accounting firm for and audited the consolidated financial statements of our company as of December 31, 2004 and 2003. The reports of Berkovits, Lago & Company, LLP on our financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except such reports were modified as to an explanatory paragraph relating to our ability to continue as a "going concern" as a result of its lack of existing commitments from lenders to provide necessary financing, lack of sufficient working capital, and recurring losses from operations. The decision to change accountants was approved unanimously by the Board of Directors.

         In connection with the audit for the two most recent fiscal years and in connection with Berkovits, Lago & Company, LLP's review of the subsequent interim periods preceding dismissal on May 12, 2005, there were no disagreements between our company and Berkovits, Lago & Company, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Berkovits, Lago & Company, LLP, would have caused Berkovits, Lago & Company, LLP to make reference thereto in their report on our financial statements for these fiscal years. During the two most recent fiscal years and prior to the date of dismissal we had no reportable events (as defined in Item 304(a)(1) of Regulation S-B).

         On May 12, 2005, we engaged Sherb & Co., LLP as our independent registered public accounting firm. We had not consulted with Sherb & Co., LLP regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on our financial statements, and neither written nor oral advice was provided that would be an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issues.

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements are contained in pages F-1 through F-24, which appear at the end of this annual report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         On May 12, 2005, we dismissed Berkovits, Lago & Company, LLP as our independent registered public accounting firm. Berkovits, Lago & Company, LLP had been the independent registered public accounting firm for and audited the consolidated financial statements of our company as of December 31, 2004 and 2003. The reports of Berkovits, Lago & Company, LLP on our financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except such reports were modified as to an explanatory paragraph relating to our ability to continue as a "going concern" as a result of its lack of existing commitments from lenders to provide necessary financing, lack of sufficient working capital, and recurring losses from operations. The decision to change accountants was approved unanimously by the Board of Directors.

         In connection with the audit for the two most recent fiscal years and in connection with Berkovits, Lago & Company, LLP's review of the subsequent interim periods preceding dismissal on May 12, 2005, there were no disagreements between our company and Berkovits, Lago & Company, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Berkovits, Lago & Company, LLP, would have caused Berkovits, Lago & Company, LLP to make reference thereto in their report on our financial statements for these fiscal years. During the two most recent fiscal years and prior to the date of dismissal we had no reportable events (as defined in Item 304(a)(1) of Regulation S-B).

         On May 12, 2005 we engaged Sherb & Co., LLP as our independent registered public accounting firm. We had not consulted with Sherb & Co., LLP regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on our financial statements, and neither written nor oral advice was provided that would be an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issues.

ITEM 8A. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2005, the end of the period covered by this annual report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this annual report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

         Our management, including our President, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         As of the evaluation date, our President concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including the President, to allow timely decisions regarding required disclosure.

         There have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 8B. OTHER INFORMATION

         None.

                                    PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


Directors and Executive Officers

         Name                 Age                      Positions Held

         Xue Lian Bian       40          Chief Executive Officer, President and
                                         Chairman of the Board
         Wei Guan            40          Vice President, Secretary and director

         Xue Lian Bian. Mr. Bian has served as our Chief Executive Officer, President and director since May 2, 2005, Chief Executive Officer, President and director of Linkwell Tech since its inception in June 2004 and General Manager of Shanghai Likang Disinfectant Company, Limited since 1993. From 1990 to 1993, he was a project assistant in charge of science and technology achievement application in the Second Military Medical University, Shanghai, China. From 1986 to 1990, Mr. Bian was a member of the technical staff in the Epidemiological Institute in the Second Military Medical University. Mr. Bian contributed to the compilation of "Disinfection - Antiseptic - Anticorrosion - Preservation" and "Modern Disinfection Study" of which the first book laid the foundation of the Chinese disinfectant study. Mr. Bian started related research with his colleagues on the microbiology sterilization effect examination, high strength ultraviolet lamp tube and decontaminating apparatus prior to the inception of Likang. Mr. Bian graduated from the China Army Second Military Medical University in 1990 with a bachelor degree in public health.

         Wei Guan. Mr. Guan has served as our Vice President and a member of our Board of Directors since May 2, 2005. He has served as Vice President of Linkwell Tech since its inception in June 2004 and vice General Manager of Shanghai Likang Disinfectant Company, Limited since 2002. From 1987 to 1990, Mr. Guan worked Hunan Machinery Importing & Exporting Corporation as a member of management. From 1990 to 2002, Mr. Guan worked for Division of Importing and Export at Worldbest Group as a general manager. Mr. Guan graduated from Hunan University in Changsha, Hunan Province with a bachelor degree in Industry Foreign Trading in 1987.

         There are no family relationship between any of the executive officers and directors. Directors are elected at our annual meeting of shareholders and hold office for one year or until his or her successor is elected and qualified.

Key Employees

         Mr. Guoqiang Fan. Mr. Fan, 42, has been our Vice-General Manager in charge of marketing since May 2005 and has held the same position at Likang since 1997. From 1987 to 1997, Mr. Fan was employed at the Population College of Jiangsu Province as a teacher. Prior to his work as a teacher, Mr. Fan worked at Second Military Medical University's Shanghai Hospital as a pharmacist. Mr. Fan graduated from the Second Military Medical University School of Pharmacy with a degree in medicine.

         Ms. Gendi Li. Ms. Li, 54, has served as Likang's Controller since 2003. From 1996 to 2003, Ms. Li was employed as an Executive Accountant and Financial Manager for QiaoFu Construction Holding Company (Shanghai). From 1993 to 1996, Ms. Li was employed as an Executive Accountant and Head of the Finance Department at Shanghai Yuxin Machinery Co., Ltd. From 1968 to 1993, Ms. Li was employed in various financial positions, including Executive Accountant, and Head of the Finance Department at First Plastic Machinery Factory. Ms. Li graduated from the Shanghai Finance and Economics Institute.

         Mr. Wensheng Sun. Mr. Sun, 38, has been Likang's Vice-General Manager for Production since 1995 and has held the same position at Likang since 1995 following completion of his Masters degree in Medicine at the Second Military Medical University School of Pharmacy.

U.S. Advisor

            On August 24, 2005, we engaged China Direct Investments, Inc., whose staff includes Chinese-speaking individuals with experience in operation and regulatory framework applicable to U.S. public companies, as a consultant to advise the our management in areas related to marketing and operational support in the U.S., media and public relations, mergers and acquisitions, financial advisory and SEC disclosure compliance. In addition, China Direct Investment also provides us with translation services for both English and Chinese documents. Under the terms of one year agreement, we issued China Direct Investments, Inc. 2,000,000 shares of the our common stock, valued at $160,000, as compensation for its services, and granted it three year warrants to purchase 2,125,000 shares of our common stock at an exercise price of $0.20 per share commencing in January 2006. We also agreed to pay China Direct Investments, Inc. additional fees for its services as may be mutually agreed upon. Messrs. James Wang, Marc Siegel and David Stein are the officers, directors and shareholders of China Direct Investments, Inc.

Committees of the Board of Directors

         Our Board of Directors has not established any committees, including an Audit Committee or a Nominating Committee. The functions of those committees are being undertaken by the entire board as a whole. As we expand our board in the future to include independent directors we will establish an Audit Committee.

Director Independence, Audit Committee Of The Board Of Directors And Audit Committee Financial Expert

         None of the members of our Board of Directors are "independent" within the meaning of definitions established by the Securities and Exchange Commission. Our Board of Directors are presently comprised of individuals who were integral in Likang's operations. As a result of our limited operating history and minimal resources, small companies such as ours generally have difficulty in attracting independent directors. In addition, we will require additional resources to obtain directors and officers insurance coverage which is generally necessary to attract and retain independent directors. As we grow, in the future our Board of Directors intends to seek additional members who are independent, have a variety of experiences and backgrounds, who will represent the balanced, best interests of all of our shareholders and at least one of which who is an "audit committee financial expert" described below.

         None of our directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

         o understands generally accepted accounting principles and financial statements,
         o is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
         o has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
         o        understands internal controls over financial reporting, and
         o        understands audit committee functions.



Code of Business Conduct and Ethics

         In December 2005, we adopted a Code of Business Conduct and Ethics applicable to our Chief Executive Officer, principal financial and accounting officers and persons performing similar functions. A Code of Business Conduct and Ethics is a written standard designed to deter wrongdoing and to promote:

        o        honest and ethical conduct,
        o full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,
        o        compliance with applicable laws, rules and regulations,
        o        the prompt reporting violation of the code, and
        o        accountability for adherence to the code.

         A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as an exhibit to this annual report. We will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to No. 476 Hutai Branch Road, Baoshan District, Shanghai, China 200436.

Compliance With Section 16(a) of the Exchange Act

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended December 31, 2005 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2005, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater shareholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended December 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION


                                Cash Compensation

         The following table summarizes all compensation recorded by us in each of the last three fiscal years for our Chief Executive Officer and each other executive officers serving as such whose annual compensation exceeded $100,000.

                                                                         Long-Term
                                  Annual Compensation                  Compensation
-------------------------------------------------------------------------------------------------------------------
                                                                    Restricted         Securities
Name and                                    Other Annual               Stock           Underlying
Principal                 Fiscal  Salary   Bonus  Compensation        Awards             Options        All Other
Position                   Year     ($)     ($)     ($)               ($)                 SAR (#)       Compensation
-------------------------------------------------------------------------------------------------------------------

Xue Lian Bian(1)           2005     $10,250 $0       $0                $0                       0                0

Gary Verdier(1)            2004     $0      $0       $0                $0                   20,000              0
                           2003     $0      $0       $0                $0                        0               0

Daniel Zipkin(2)           2004     $0      $0       $0                $0                        0               0
-------------------------------------------------------------------------------------------------------------------
                           2003     $7,500  $0       $0                $0                        0               0



(1) Mr. Bian has served as our Chief Executive Officer, President and director since May 2, 2005.

(2) Gary Verdier served as our CEO and President from December 28, 1999 to August 2000, from February 21, 2001 to September 19, 2003 and October 31, 2004 to May 2, 2005. On August 24, 2004 the Board of Directors granted him a five-year option to purchase 10,000 shares of common stock at an exercise price of $0.15 and on January 3, 2004 the Board of Directors granted him a five option to purchase 10,000 shares of common stock at an exercise price of $1.00 per share.

(3) Mr. Zipkin served as Chief Executive Officer from September 19, 2003 to October 30, 2003.


                      Option/SAR Grants in Last Fiscal Year

         The following table sets forth information concerning individual grants of options made during Fiscal 2005 to the named executive officers.



                                        % of Total
               Number of Shares       Options Granted    Exercise or
              Underlying Options     to Employees in    Base Price    Expiration
                 Granted (#)           Fiscal Year
($/Sh) Date
--------------------------------------------------------------------------------

Xue Lian Bian        None

               Aggregated Option/SAR Exercises in Last Fiscal Year
                      and Fiscal Year-End Option/SAR Values

         The following table indicates each exercise of stock options (or tandem
SARS) and freestanding SARS during the last fiscal year by each of the named executive officers and the fiscal year end value of unexercised options and SARs.


                  Shares                             Number of Securities Underlying    Value of Unexercised
                  Acquired on        Value            Unexercised Options/SARs at      In-the-money Options/SARs at
                  Exercise (#)      Realized ($)               FY End (#)                     FY End (#)
Name                                                 Exercisable       Unexercisable    Exercisable    Unexercisable
--------------------------------------------------------------------------------------------------------------------
Xue Lian Bian     None



Stock Option Plans

Year 2000 Equity Compensation Plan

         On October 10, 2000, our Board of Directors adopted our Year 2000 Equity Compensation Plan under which a total of 540,000 shares of common stock are made available for the granting of awards, a portion or all of which may qualify as incentive stock options, non-incentive stock options and restricted stock grants. The purpose of the plan, which was approved by our shareholders on November 10, 2000, is to encourage stock ownership by our officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us.. If any option or restricted stock grant expires or terminates before it has been exercised in full, the shares of common stock allocable to the unexercised portion of such option or restricted stock grant may again be subject to an option or restricted stock grant under the 2000 Equity Compensation Plan. The number of shares available and subject to options, option prices and, to the extent applicable, the number of shares subject to any restricted stock grant will be adjusted upward or downward, as the case may be, in the event of any subdivision or consolidation of shares or other capital readjustment, stock dividend, merger, consolidation or similar transaction affecting the shares. At March 31, 2006 we did not had any options to purchase shares of our common stock outstanding under the plan.

         The 2000 Equity Compensation Plan is administered by our Board of Directors who have the sole authority to determine which eligible employees of our company receive options and restricted stock grants under the plan, the times when options and restricted stock grants are granted, the number of shares covered by the option and restricted stock grant, the provisions of any agreement and when options may be exercised or when restricted stock grants become vested. In addition, the Board has the power and authority to construe and interpret the Plan.

         Stock options may be granted by the Board at prices determined in the discretion of the Board, provided that the option price must be at least equal to the fair market value of the common stock on the date of the grant. The option price is payable in cash, common stock or such other form of payment as may be determined by the Board. The exercise price of an incentive stock option must be at least equal to the fair market value of our common stock on the date of grant or 110% of such value in the case of options granted to an individual who is a 10% or greater shareholder of our company.

         An optionee generally may exercise an option only while an employee of our company. If an optionee becomes disabled or dies while in the employ of our company, the option may be exercised within one year of the optionee's death or termination due to disability. The expiration date of an option will be determined by the Board at the time of the grant, but in no event will an incentive stock option be exercisable after the expiration of 10 years from the date of grant or five years in the case of incentive options granted to a 10% or greater shareholder. The Board may grant to an eligible individual shares of our common stock subject to specified restrictions on transferability and vesting as provided in a written grant agreement or resolutions in which the restricted stock grant is adopted and approved by the Board. Restricted stock grants may be made in lieu or cash compensation or as additional compensation. The Board may also make restricted stock grants contingent on pre-established performance goals determined by the Board. Except for certain transfers that may be permitted by the Board, no option or restricted stock grant may be transferred by an eligible individual other than by will or the laws of descent or distribution.

         The 2000 Equity Compensation Plan terminates on October 10, 2010. The Board of Directors may at any time amend, suspend or discontinue the plan, except that no amendment may be made without the approval of the shareholders which would increase the number of shares subject to the plan, materially change the designation of the class of employees eligible to receive options, remove the administration of the plan from the Board or a committee of the Board or materially increase the benefits accruing to participants under the plan.

Non-Qualified Stock Option Plan

         On December 21, 2000 our Board of Directors adopted our Non-Qualified Stock Option Plan under which a total of 200,000 shares of common stock are made available for granting of non-qualified stock options to officers, directors, employees and key advisors or consultants. The purpose of the plan is to encourage the participants to contribute materially to our growth. If any option expires or terminates before it has been exercised in full, the shares of common stock allocable to the unexercised portion of such option may again be subject to an option under the Non Qualified Stock Option Plan. The number of shares available and subject to options and option prices will be adjusted upward or downward, as the case may be, in the event of any subdivision or consolidation of shares or other capital readjustment, stock dividend, merger, consolidation or similar transaction affecting the shares. At March 31, 2006 we did not had any options to purchase shares of our common stock outstanding under the plan.

         The Non-Qualified Stock Option Plan is administered by our Board of Directors who have the sole authority to determine which who is eligible to receive grants of non-qualified options under the plan, the times when options are granted, the number of shares covered by the option, the provisions of any agreement and when options may be exercised. In addition, the Board has the power and authority to construe and interpret the Plan.

         Stock options may be granted by the Board at prices determined in the discretion of the Board and the exercise price of the option may be greater than, or less than, the fair market value of our common stock. The option price is payable in cash, common stock or such other form of payment as may be determined by the Board. An optionee generally may exercise an option only while the grantee is employed by us or otherwise providing our company services. If an optionee becomes disabled or dies while in the employ of our company or while otherwise providing services to us, the option may be exercised within 90 days after optionee's death or termination due to disability. The expiration date of an option will be determined by the Board at the time of the grant, but in no event will a stock option be exercisable after the expiration of 10 years from the date of grant. Except for certain transfers that may be permitted by the Board, no option may be transferred by an eligible individual other than by will or the laws of descent or distribution.

         The 2000 Equity Compensation Plan terminates on December 21, 2010. The Board of Directors may at any time amend, suspend or discontinue the plan, except that no amendment may be made without the approval of the shareholders which would increase the number of shares subject to the plan, materially change the designation of the class of employees eligible to receive options, remove the administration of the plan from the Board or a committee of the Board or materially increase the benefits accruing to participants under the plan.

2005 Equity Compensation Plan

         On June 28, 2005, our Board of Directors adopted our 2005 Equity Compensation Plan under which 5,000,000 shares of our common stock have been reserved for issuance upon the exercise of options or stock grants under the plan. Our officers, directors, key employees and consultants are eligible to receive stock grants and non-qualified options under the Plan. Only our employees are eligible to receive incentive options. The purpose of the 2005 Equity Compensation Plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes. As of March 31, 2006 we had no outstanding options or stock grants under the plan and there were 3,000,000 shares available for issuance under the 2005 Equity Compensation Plan.

         Our Board of Directors, or a committee of the Board, administers the 2005 Equity Compensation Plan including, without limitation, the selection of the persons who will be awarded stock grants and granted options, the type of options to be granted, the number of shares subject to each option and the exercise price. Plan options may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified options. In addition, the plan allows for the inclusion of a reload option provision, which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Any incentive option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The exercise price of non-qualified options shall be determined by the Board of Directors, but shall not be less than the par value of our common stock on the date the option is granted.

         The term of each plan option and the manner in which it may be exercised is determined by the Board of Directors or the committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. The plan provides that, with respect to incentive stock options, the aggregate fair market value (determined as of the time the option is granted) of the shares of common stock, with respect to which incentive stock options are first exercisable by any option holder during any calendar year shall not exceed $1,000,000. Unless the plan is approved by our shareholders within one year of the effective date, no incentive stock options may be granted and all incentive stock options that may have been previously granted shall automatically be converted into non-qualified stock options. As of the date of this annual report we have not submitted the 2005 Equity Compensation Plan to our shareholders for approval.

         The plan provides that, if our outstanding shares are increased, decreased, exchanged or otherwise adjusted due to a share dividend, forward or reverse share split, recapitalization, reorganization, merger, consolidation, combination or exchange of shares, an appropriate and proportionate adjustment shall be made in the number or kind of shares subject to the plan or subject to unexercised options and in the purchase price per share under such options. Any adjustment, however, does not change the total purchase price payable for the shares subject to outstanding options. In the event of our proposed dissolution or liquidation, a proposed sale of all or substantially all of our assets, a merger or tender offer for our shares of common stock, the Board of Directors may declare that each option granted under the plan shall terminate as of a date to be fixed by the Board of Directors; provided that not less than 30 days written notice of the date so fixed shall be given to each participant holding an option, and each such participant shall have the right, during the period of 30 days preceding such termination, to exercise the participant's option, in whole or in part, including as to options not otherwise exercisable.

         Plan options are exercisable by delivery of written notice to us stating the number of shares with respect to which the option is being exercised, together with full payment of the purchase price therefor. Payment is to be in the form of cash, checks, certified or bank cashier's checks, promissory notes secured by the shares issued through exercise of the related options, shares of common stock or in such other form or combination of forms which may be acceptable to the Board of Directors, provided that any loan or guarantee by us of the purchase price may only be made upon resolution of the Board that such loan or guarantee is reasonably expected to benefit us.

         All plan options are nonassignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee. If an optionee shall die while our employee or within three months after termination of employment by us because of disability, or retirement or otherwise, such options may be exercised, to the extent that the optionee shall have been entitled to do so on the date of death or termination of employment, by the person or persons to whom the optionee's right under the option pass by will or applicable law, or if no such person has such right, by his executors or administrators.

         In the event of termination of employment because of death while an employee or because of disability, the optionee's options may be exercised not later than the expiration date specified in the option or one year after the optionee's death, whichever date is earlier, or in the event of termination of employment because of retirement or otherwise, not later than the expiration date specified in the option or one year after the optionee's death, whichever date is earlier. If an optionee's employment by us terminates because of disability and such optionee has not died within the following three months, the options may be exercised, to the extent that the optionee shall have been entitled to do so at the date of the termination of employment, at any time, or from time to time, but not later than the expiration date specified in the option or one year after termination of employment, whichever date is earlier.

         If an optionee's employment terminates for any reason other than death or disability, optionee may exercise the options to the same extent that the options were exercisable on the date of termination, for up to three months following such termination, or on or before the expiration date of the options, whichever occurs first. In the event that the optionee was not entitled to exercise the options at the date of termination or if the optionee does not exercise such options (which were then exercisable) within the time specified herein, the options will terminate. If an optionee's employment terminates for any reason other than death, disability or retirement, all right to exercise the option terminate not later than 90 days following the date of such termination of employment.
         The Board of Directors may amend, suspend or terminate the plan at any time. Unless the plan shall have been earlier suspended or terminated by the Board of Directors, the 2005 Equity Compensation Plan terminates on June 28, 2015.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                        AND RELATED STOCKHOLDER MATTERS


         At March 15, 2006, there were 45,304,139 shares of our common stock issued and outstanding which is our only outstanding class of voting securities. The following table sets forth, as of that date, information known to us relating to the beneficial ownership of these shares by:

        o each person who is the beneficial owner of more than 5% of the outstanding shares of common stock;
        o     each director;
        o     each executive officer; and
        o     all executive officers and directors as a group.

Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of No. 476 Hutai Branch Road, Baoshan District Shanghai, China 200436.

         We believe that all persons named in the table have sole voting and investment power with respect to all shares of beneficially owned by them. Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from March 15, 2006 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of March 15 2006, have been exercised or converted. Unless otherwise noted, the address of each of these principal shareholders is our principal executive offices.

Name of                            Amount and Nature of             Percentage
Beneficial Owner                   Beneficial Ownership              of Class

Xue Lian Bian                         22,670,919                      50.0%
Wei Guan                              13,602,551                      30.1%
All officers and directors
as a group (two persons)              36,273,470                      80.1%
Marc Siegel (1)                        3,545,052                       7.5%
Dr. James Wang (2)                     3,800,000                       8.3%
Professor Ting Ting Shan(3)            2,775,260                       5.9%

(1) Mr. Siegel's address is 5301 North Federal Highway, Suite 120, Boca Raton, Florida 33487. The number of securities beneficially owned by Mr. Siegel includes:

         o A 40% interest of 955,000 (382,000) shares of our common stock which are presently outstanding and a 40% interest in common stock purchase warrants to purchase 2,125,000 (850,000) shares of common stock with an exercise price of $0.20 per share owned of record by China Direct Investments, Inc. China Direct Investments, Inc. is owned by Dr. James Wang and in his capacity as CEO has the authority to vote and dispose of those shares. Marc Siegel is an employee of China Direct Investments, Inc. holding a 40% interest..,


         o 875,000 shares of our common stock issuable upon the conversion of shares of Series A Convertible Preferred Stock and 875,000 shares of common stock issuable upon the exercise of outstanding common stock purchase warrants with an exercise price of $0.20 per share. Mr. Marc Siegel has voting and dispositive control over securities held by Edge Capital Partners, Ltd.,

         o A 20% interest in 900,000 (180,000) shares of common stock which are presently outstanding, and a 20% interest in 907,630 (181,526) shares of common stock issuable upon the conversion of shares of our Series

                 A Convertible Preferred Stock and a 20% interest in 907,630 (181,526) shares issuable upon the exercise of outstanding common stock purchase warrants with an exercise price of $0.10 per share owned of record by CIIC Investment Banking Services (Shanghai) Company, Limited. Professor Shan is the General Manager and a member of the Board of Directors of CIIC Investment Banking Services (Shanghai) Company, Limited and as such has voting and dispositive control over securities held by that company. Marc Siegel is a 20% shareholder of CIIC Investment Banking Services (Shanghai) Company, Limited., and

         o      20,000 shares of our common stock held by Marc Siegel.

         The number of shares beneficially owned by Mr. Siegel excludes:

         o 500,000 shares of common stock issuable upon the conversion of shares of Series B 6% Cumulative Convertible Preferred Stock and 1,000,000 shares of common stock issuable upon the exercise of outstanding common stock purchase warrants with exercise prices ranging from $0.20 to $0.30 per share which owned of record by Edge Capital Partners, Ltd. Mr. Marc Siegel has voting and dispositive control over securities held by Edge Capital Partners, Ltd., and

         o 250,000 shares of our common stock issuable upon the conversion of shares of our Series B 6% Cumulative Convertible Preferred Stock and 500,000 shares of common stock issuable upon the exercise of outstanding common stock purchase warrants with exercise prices ranging from $0.20 to $0.30 per share owned of record by Edge LLC. Mr. Marc Siegel has voting and dispositive control over securities held by Edge LLC.

         The Series B 6% Cumulative Convertible Preferred Stock and associated common stock purchase warrants are not convertible or exercisable to the extent that (a) the number of shares of our common stock beneficially owned by the holder and (b) the number of shares of our common stock issuable upon the exercise of the warrants would result in the beneficial ownership by holder of more than 4.99% of our then outstanding common stock. This ownership limitation can be waived by the holder upon 61 days notice to us.

(2) Dr. Wang's address is 5301 North Federal Highway, Suite 120, Boca Raton, Florida 33487. The number of securities beneficially owned by Dr. Wang includes:

         o 955,000 shares of our common stock which are presently outstanding and common stock purchase warrants to purchase 2,125,000 shares of common stock with an exercise price of $0.20 per share owned of record by China Direct Investments, Inc. China Direct Investments, Inc. is owned by Dr. James Wang and in his capacity as CEO has the authority to vote and dispose of those shares.

         o A 40% interest in 875,000 (350,000) shares of our common stock issuable upon the conversion of shares of Series A Convertible Preferred Stock and a 40% interest in 875,000 (350,000) shares of common stock issuable upon the exercise of outstanding common stock purchase warrants with an exercise price of $0.20 per share. Mr. Marc Siegel has voting and dispositive control over securities held by Edge Capital Partners, Ltd. Dr. Wang is an investor in Edge Capital Partners, Ltd. holding a 40% interest, and

         o       20,000 shares of our common stock held by Dr. Wang.

         The number of shares beneficially owned by Dr. Wang excludes:

         o A 40% interest in 500,000 (200,000) shares of common stock issuable upon the conversion of shares of Series B 6% Cumulative Convertible Preferred Stock and a 40% interest in 1,000,000 (400,000) shares of common stock issuable upon the exercise of outstanding common stock purchase warrants with exercise prices ranging from $0.20 to $0.30 per share which owned of record by Edge Capital Partners, Ltd. Mr. Marc Siegel has voting and dispositive control over securities held by Edge Capital Partners, Ltd. Dr. Wang is an investor in Edge Capital Partners, Ltd. holding a 40% interest,,

(3) Professor Shan's address is Rm W635 Jingjiang Junling Building, No 59 MaoMing Rd S Shanghai, China 200020. The number of securities beneficially owned by Professor Shan includes:

         o 30,000 shares issuable upon the conversion of shares of our Series A Convertible Preferred Stock and 30,000 shares issuable upon the exercise of outstanding common stock purchase warrants with an exercise price of $0.10 per share, and

         o 900,000 shares of common stock which are presently outstanding, 907,630 shares of common stock issuable upon the conversion of shares of our Series A Convertible Preferred Stock and 907,630 shares issuable upon the exercise of outstanding common stock purchase warrants with an exercise price of $0.10 per share owned of record by CIIC Investment Banking Services (Shanghai) Company, Limited. Professor Shan is the General Manager and a member of the Board of Directors of CIIC Investment Banking Services (Shanghai) Company, Limited and as such has voting and dispositive control over securities held by that company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Likang is engaged in business activities with Shanghai Likang Pharmaceuticals Technology Company, Limited, an affiliated entity. Messrs. Xuelian Bian and Wei Guan, our officer, directors and principal shareholders, are the shareholders of Shanghai Likang Pharmaceuticals Technology Company, Limited, owning 90% and 10%, respectively. We previously leased approximately 21,500 square feet of manufacturing space from Shanghai Likang Pharmaceuticals Technology Company, Limited for approximately $11,500 annually. In February 2006 we entered into an asset purchase agreement with Shanghai Likang Pharmaceuticals Technology Company, Limited and Mr. Bian under which we purchased this previously leased building for $333,675. The funds representing the consideration had previously been advanced to Shanghai Likang Pharmaceuticals Technology Company, Limited in anticipation of the closing of the transaction and were reflected on our balance sheet at December 31, 2005 as Deposit - Related Party.

         Shanghai Likang Pharmaceuticals Technology Company, Limited distributes our products to the commercial medical industry. For the fiscal years ended December 31, 2005 and 2004, we recorded net revenues of $1,933,043 and $1,698,923, respectively, from sales to that related party. At December 31, 2005 Shanghai Likang Pharmaceuticals Technology Company, Limited owed us $536,977 as a related party receivable for products purchased from us.

         In December 2005 we loaned Shanghai Likang Pharmaceuticals Technology Company, Limited $100,000 for working capital purposes. The loan bears interest at the rate of 3% per annum. The principal and interest were paid in April 2006.

         Likang is engaged in business activities with other related entities, including:

         o        Shanghai Likang Meirui Pharmaceutical High-Tech Co., Limited.

          Shanghai Likang Meirui Pharmaceutical High-Tech Co., Ltd. is a supplier of both raw materials and finished products to Likang and it purchases products from us which it resells to the retail/consumer market in the PRC. Shanghai Shanhai Group is the majority owner of Shanghai Likang Meirui Pharmaceutical High-Tech Co., Ltd., owning a 68% interest.

        Specifically Shanghai Likang Meirui Pharmaceutical High-Tech Co., Ltd. provides Likang with Ozone producing device equipment and Ultraviolet radiation lamp lights to Likang. In addition, under the terms of a two year agreement entered into in January 2005 Shanghai Likang Meirui Pharmaceuticals High-Tech Co., Ltd. produces the Lvshaxing Air Disinfectant Machine and Likang Surgery hand-washing table for Likang. For the years ended December 31, 2005 and 2004 we purchased products from this affiliate totaling $48,489 and $389,400, respectively. We did not owe Shanghai Likang Meirui Pharmaceutical High-Tech Co., Ltd. any monies at December 31, 2005.

         In January 2005 Likang signed a two year agreement with Shanghai Likang Meirui Pharmaceutical High-Tech Co., Ltd. to market its products to the retail/consumer market using Shanghai Likang Meirui Pharmaceutical High-Tech Co. Ltd.'s proprietary sales network which caters to the retail/consumer market in China. For the fiscal years ended December 31, 2005 and 2004, respectively, we recorded net revenues on sales to this affiliate of $23,987 and $67,356, respectively. At December 31, 2005, Shanghai Likang Meirui Pharmaceuticals High-Tech Company owed us $1,718.

         o        Shanghai Shanhai Group.

         Shanghai Shanhai Group, which is the minority shareholder of our Likang subsidiary, is owned by Shanghai Shanhai Group Employee Share-holding Committee (16.25%) and Shanghai Baoshan District Dachang Town South Village Economic Cooperation Club (83.75%). These two entities are owned by the employees of Shanghai Shanhai Group. We lease our principal executive offices and warehouse space from Shanghai Shanhai Group for approximately $35,000 a year. Shanghai Shanhai Group also holds the land use permit for the principal executive office building.

         At December 31, 2005, we owed $15,000 to Mr. Gary Verdier, a shareholder and our former CEO, for working capital advanced to our subsidiary, Aerisys. The advances were non-interest bearing and were payable on demand. Subsequent to December 31, 2005, this liability was assumed by Mr. Verdier under the terms of his purchase of the stock of Aerisys as described earlier in this annual report under Item 1. Description of Business - History of our Company.


         For the fiscal year ended December 31, 2004, prior to our acquisition of Linkwell, Likang made distributions to its shareholders, Shanghai Likang Pharmaceuticals Technology Company, Limited and Shanghai Shanhai Group, in the aggregate amount of $559,633. The shareholder distribution was paid on a pro-rata basis to these shareholders. The amount of the distribution was determined by the shareholders and was equal to Likang's retained earnings prior to the distribution. Shanghai Likang Pharmaceuticals Technology Company, Limited is owned by Messrs. Bian and Guan, our officers and directors.

         In May 2005, in connection with our acquisition of Linkwell Tech, we issued an aggregate of 1,855,000 shares of common stock for services related to share exchange agreement. China Direct Investments, Inc. received 955,000 shares of our common stock as compensation for their services in negotiating the terms of the share exchange it assigned CIIC Investment Banking Services (Shanghai) Company, Limited the remaining 900,000 shares of our common stock as a finder's fee for the identification of Linkwell Tech. China Direct Investments, Inc. and CIIC Investment Banking Services (Shanghai) Company, Limited are affiliates.

            In August 2005, we engaged China Direct Investments, Inc. as a consultant to advise the our management in areas related to marketing and operational support in the U.S., media and public relations, mergers and acquisitions, financial advisory and SEC disclosure compliance, in addition to providing us with translation services for both English and Chinese documents. Under the terms of one year agreement, we issued China Direct Investments, Inc. 2,000,000 shares of the our common stock, valued at $160,000, as compensation for its services, and granted it three year warrants to purchase 2,125,000 shares of our common stock at an exercise price of $0.20 per share commencing in January 2006.


ITEM 13. EXHIBITS

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.                                 DESCRIPTION

2.1               Stock Purchase Agreement between HBOA.Com, Inc., Philip J.
                  Davis and John C. Lee dated November  17, 1999 (1)
2.2 Amendment No. 1 to the Stock Purchase Agreement between HBOA.Com, Inc., Phillip J. Davis and John C. Lee dated December 28, 1999 (1)
2.3 Stock Exchange Agreement dated May 2, 2005 by and among Kirshner Entertainment & Technologies Inc., Gary Verdier, Linkwell Tech Group, Inc. and the shareholders of Linkwell (2)
3.1               Articles of Incorporation (3)
3.2               Articles of Amendment to Articles of Incorporation (4)
3.3               Articles of Amendment to Articles of Incorporation (5)
3.4               Articles of Amendment to Articles of Incorporation (6)
3.5               Articles of Amendment to the Articles of Incorporation (11)
3.6               Bylaws (3)
3.7               Articles of Amendment to the Articles of Incorporation (12)
4.1               Form of common stock purchase warrant (7)
4.2               Form of Class A and Class B Common Stock Purchase Warrants(12)
10.1              HBOA Holdings, Inc. - Year 2000 Equity Compensation Plan (8)
10.2              HBOA Holdings, Inc. - Non-Qualified Stock Option Plan (9)
10.3 Kirshner Entertainment & Technologies, Inc. 2005 Equity Compensation Plan (10)
10.4 Consulting and Management Agreement dated August 24, 2005 between Linkwell Corporation and China Direct Investments, Inc. (15)
10.5 Form of Subscription Agreement for $1,500,000 unit offering(11)
10.6 Form of agreement between Shanghai Likang Disinfectant High-Tech Company, Limited and its customers (12)

10.7 Form of agreement between Shanghai Likang Disinfectant High-Tech Company, Limited and its suppliers (12)
10.8 Sales Agreement dated as of January 1, 2005 between Shanghai Likang Disinfectant High-Tech Co., Ltd. and Shanghai Likang
                   Meirui Pharmaceutical High-Tech Co., Ltd. (15)
10.9 Lease Agreement effective January 1, 2005 between Shanghai Likang Disinfectant High-Tech Co., Ltd. and Shanghai Shanhai Group for principal executive offices (15)
10.10 Lease Agreement effective January 1, 2002 between Shanghai Likang Pharmaceuticals Co., Ltd. and Shanghai Likang Disinfectant High-Tech Co. Ltd. (15)
10.11 Lease Agreement effective January 1, 2005 between Shanghai Jinshan Zhuhang Plastic Lamp Factory, Ltd. and Shanghai Likang Disinfectant High-Tech Co. Ltd. (15)
10.12 Manufacturing Agreement dated as of January 1, 2005 between Shanghai Likang Disinfectant High-Tech Co., Ltd. and Shanghai Likang Meirui Pharmaceutical High-Tech Co., Ltd. (15)
10.13 Stock Purchase Agreement effective February 6, 2006 between Linkwell Corporation, Aerisys Incorporated and Gary
                  Verdier (13)
10.14 Asset Purchase Agreement dated February 6, 2006 between Shanghai Likang Disinfectant High-Tech Company, Limited, Shanghai Likang Pharmaceuticals Technology Company and Xuelian Bian (13)
10.15 Distribution Agreement dated January 1, 2005 between Shanghai Shanhai Group and Shanghai Likang Disinfectant High-Tech Co., Ltd. (15)
14.1              Code of Business Conduct and Ethics (15)
23.1              Consent of Sherb & Co., LLP *
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2 Certification of Principal and Accounting Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*        filed herewith

(1)      Incorporated by reference to the Current Report Form 8-K dated
         December 30, 1999.
(2) Incorporated by reference to Current Report on For 8-K as filed on May 6, 2005.
(3) Incorporated by reference to the definitive Proxy Statement filed as filed on October 24, 2000.
(4) Incorporated by reference to the definitive Information Statement as filed on June 23, 2003.
(5) Incorporated by reference to the definitive Information Statement as filed on March 3, 2005.
(6) Incorporated by reference to the Current Report on Form 8-K as filed on May 13, 2005.
(7) Incorporated by reference to the Current Report on Form 8-K as filed on July 6, 2005.
(8) Incorporated by reference to Post Effective Amendment No. 1 to the Registration Statement on Form S-8 as filed on December 14, 2000.
(9) Incorporated by reference to the Registration Statement on Form S-8 as filed on December 21, 2000.
(10) Incorporated by reference to the Current Report on Form 8-K as filed on August 4, 2005.
(11) Incorporated by reference to the Current Report on Form 8-K as filed on January 3, 2006.

(12) Incorporated by reference to the Current Report on Form 8-K/A as filed on July 19, 2005.
(13) Incorporated by reference to the Current Report on Form 8-K as filed on February 7, 2006.
(14) Incorporated by reference to the Current Report on Form 8-K as filed on May 16, 2005.
(15) Incorporated by reference to the registration statement on Form SB-2, SEC File No. 333-131666, as amended.


ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES


            Sherb & Co, LLP and Berkovits, Lago & Company, LLP served as our independent registered public accounting firms for fiscal 2005 and fiscal 2004, respectively. The following table shows the fees that were billed for the audit and other services provided by the firm for each of fiscal 2005 and 2004.



                                      Fiscal 2005           Fiscal 2004
                                       -----------          -----------
Audit Fees                           $    65,000            $    16,000
Audit-Related Fees                             0                  2,900
Tax Fees                                       0                      0
All Other Fees                                 0                      0
                                     ------------          -------------
         Total                       $    65,000            $    18,900
                                      ===========           ===========

         Audit Fees -- This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

         Audit-Related Fees -- This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

         Tax Fees -- This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

         All Other Fees -- This category consists of fees for other miscellaneous items.

         Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2005 were pre-approved by the entire Board of Directors.

                                   SIGNATURES
         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                Linkwell Corporation

Dated: April 14, 2006
                                        By:   /s/ Xue Lian Bian
                                                 -------------------
                                       Xue Lian Bian, CEO, President,
                                       Principal executive officer principal
                                       financial and accounting officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    Signature                              Title                      Date

/s/ Xue Lian Bian             CEO, President, Chairman,          April 14, 2006
----------------------        principal executive officer
Xue Lian Bian                 and principal financial and
                              accounting officer


/s/ Wei Guan                  Vice President, Secretary           April 14, 2006
----------------------         and director
Wei Guan

                      LINKWELL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS









                                    CONTENTS


       Report of Independent Registered Public Accounting Firm...............F-2

       Consolidated Financial Statements:

           Consolidated Balance Sheet........................................F-3

           Consolidated Statements of Operations.............................F-4

           Consolidated Statements of Stockholders' Equity...................F-5

           Consolidated Statements of Cash Flows.............................F-6

       Notes to Consolidated Financial Statements....................F-7 to F-25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Linkwell Corporation and Subsidiaries
Shanghai, China


         We have audited the accompanying consolidated balance sheet of Linkwell Corporation and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Linkwell Corporation and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.




                                                  /s/ Sherb & Co., LLP
                                                  Certified Public Accountants

Boca Raton, Florida
March 25, 2006

                      LINKWELL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2005


                                          ASSETS
CURRENT ASSETS:
    Cash                                                                                            $ 1,460,078
    Accounts receivable, net of allowance for doubtful accounts of $13,343                            1,347,163
    Accounts receivable - related parties                                                               538,695
    Inventories                                                                                         968,224
    Prepaid expenses and other                                                                           81,750
    Assets from discontinued operations                                                                   9,956
    Loan receivable - related party                                                                     100,000
                                                                                           ---------------------

        Total Current Assets                                                                          4,505,866

PROPERTY AND EQUIPMENT - Net                                                                            686,234

DEPOSIT - RELATED PARTY                                                                                 333,675
OTHER ASSETS                                                                                                734
                                                                                           ---------------------

        Total Assets                                                                                $ 5,526,509
                                                                                           =====================


                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loans payable                                                                                   $   628,869
    Loan payable - related party                                                                        161,533
    Accounts payable and accrued expenses                                                             1,400,704
    Income tax payable                                                                                   75,489
    Advances from customers                                                                             126,199
    Liabilities from discontinued operations                                                             22,750
                                                                                           ---------------------

        Total Current Liabilities                                                                     2,415,544

MINORITY INTEREST                                                                                       249,170
                                                                                           ---------------------

STOCKHOLDERS' EQUITY:
    Preferred stock (No Par Value; 10,000,000 Shares Authorized;
        No shares issued and outstanding)                                                                     -
    Series A convertible preferred stock (No Par Value; 500,000 Shares Authorized;
        375,345 shares issued and outstanding)                                                          277,276
    Series B convertible preferred stock (No Par Value; 1,500,000 Shares Authorized;
        1,500,000 shares issued and outstanding)                                                      1,395,000
    Common Stock ($0.0005 Par Value; 150,000,000 Shares Authorized;
        45,304,139 shares issued and outstanding)                                                        22,652
    Additional paid-in capital                                                                        2,584,562
    Accumulated deficit                                                                              (1,331,696)
    Deferred compensation                                                                              (106,667)
    Other comprehensive gain - foreign currency                                                          20,668
                                                                                           ---------------------

        Total Stockholders' Equity                                                                    2,861,795
                                                                                           ---------------------

        Total Liabilities and Stockholders' Equity                                                  $ 5,526,509
                                                                                           =====================


                 See notes to consolidated financial statements

                      LINKWELL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                           For the Years
                                                                                       Ended December 31,
                                                                             ----------------------------------------
                                                                                    2005                 2004
                                                                             -------------------   ------------------
NET REVENUES (including net revenues to related parties of $1,957,030
and $1,766,279 for the years ended December 31, 2005 amd 2004, respectively        $  5,465,933          $ 4,422,522

COST OF SALES                                                                         3,329,444            3,049,764
                                                                             -------------------   ------------------

GROSS PROFIT                                                                          2,136,489            1,372,758
                                                                             -------------------   ------------------

OPERATING EXPENSES:
     Selling expenses                                                                   331,258              258,148
     General and administrative                                                         878,930              426,532
                                                                             -------------------   ------------------

        Total Operating Expenses                                                      1,210,188              684,680
                                                                             -------------------   ------------------

INCOME FROM OPERATIONS                                                                  926,301              688,078
                                                                             -------------------   ------------------

OTHER INCOME (EXPENSE):
     Other income                                                                         9,836                8,101
     Registration rights penalty                                                        (44,000)                   -
     Interest income                                                                      1,327                1,476
     Interest expense - related party                                                   (16,282)                   -
     Interest expense                                                                   (42,720)             (29,359)
                                                                             -------------------   ------------------

        Total Other Expense                                                             (91,839)             (19,782)
                                                                             -------------------   ------------------

INCOME BEFORE DISCONTINUED OPERATIONS, INCOME TAXES
      AND MINORITY INTEREST                                                             834,462              668,296

DISCONTINUED OPERATIONS:
   Loss from discontinued operations                                                    (20,817)                   -
                                                                             -------------------   ------------------


INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                                        813,645              668,296

INCOME TAXES                                                                           (177,177)            (109,732)
                                                                             -------------------   ------------------

INCOME BEFORE MINORITY INTEREST                                                         636,468              558,564

MINORITY INTEREST                                                                       (92,339)             (55,856)
                                                                             -------------------   ------------------

NET INCOME                                                                              544,129              502,708

DEEMED PREFERRED STOCK DIVIDENDS                                                     (1,800,276)                   -
                                                                             -------------------   ------------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS                              $ (1,256,147)         $   502,708
                                                                             ===================   ==================

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
   Income (loss) from continuing operations                                        $      (0.03)         $      0.02
   Loss from discontinued operations                                                      (0.00)                   -
                                                                             -------------------   ------------------

   Net income (loss) per common share available to common shareholders             $      (0.03)         $      0.02
                                                                             ===================   ==================


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic and diluted                                                                 41,617,176           36,273,470
                                                                             ===================   ==================

              See notes to consolidated financial statements

                      LINKWELL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 2005 and 2004


                                       Series A Preferred     Series B Preferred Stock      Common Stock
                                            Stock                Stock
                                      ---------------------- -------------------------- -------------------------   Additional
                                       Number of               Number of                Number of                    Paid-in
                                        Shares      Amount      Shares       Amount       Shares       Amount       Capital
                                      ----------- ----------  -----------  ----------- ------------ ------------  -------------
Balance, December 31, 2003                     -  $       -            -   $        -   36,273,470     $ 18,138   $   585,727

Distributions                                  -          -            -            -            -            -             -

Net income for the year                        -          -            -            -            -            -             -
                                      ----------- ----------  -----------  ----------- ------------ ------------ -------------

Balance, December 31, 2004                     -          -            -            -   36,273,470       18,138       585,727

Recapitalization of company                    -          -            -            -    7,030,669        3,514        39,559

Sales of Series A preferred stock        375,345    277,276            -            -            -            -             -

Sales of Series B preferred stock              -          -    1,500,000    1,395,000            -            -             -

Common stock issued for services               -          -            -            -    2,000,000        1,000       159,000

Deemed preferred stock dividends               -          -            -            -            -            -     1,800,276

Comprehensive loss:
    Net income for the year

    Foreign currency translation adjustment    -          -            -            -            -            -             -
                                      ----------- ----------  -----------  ----------- ------------ ------------ -------------


Balance, December 31, 2005               375,345  $ 277,276    1,500,000   $ 1,395,000  45,304,139     $ 22,652   $ 2,584,562
                                      =========== ==========  ===========  =========== ============ ============ =============





                      LINKWELL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY- CONTINUED
                 For the Years Ended December 31, 2005 and 2004


                                                                       Other        Total
                                       Accumulated     Deferred     Comprehensive Stockholders'
                                         Deficit      Compensation     Loss        Equity
                                      -------------  -------------- ------------- ------------
Balance, December 31, 2003            $    (18,624)    $        -      $      -   $  585,241

Distributions                             (559,633)             -             -     (559,633)

Net income for the year                    502,708              -             -      502,708
                                      -------------  ------------- ------------- ------------

Balance, December 31, 2004                 (75,549)             -             -      528,316

Recapitalization of company                      -              -             -       43,073

Sales of Series A preferred stock                -              -             -      277,276

Sales of Series B preferred stock                -              -             -    1,395,000

Common stock issued for services                         (106,667)            -       53,333

Deemed preferred stock dividends        (1,800,276)             -             -            -

Comprehensive loss:
   Net income for the year                544,129              -                    544,129

   Foreign currency translation
   adjustment                                   -              -         20,668       20,668
                                      -------------  ------------- ------------- ------------

Balance, December 31, 2005            $ (1,331,696)    $ (106,667)     $ 20,668   $2,861,795
                                      =============  ============= ============= ============


                      LINKWELL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the Year
                                                                             Ended December 31,
                                                                      ---------------------------------
                                                                           2005             2004
                                                                      ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income from continuing operations                                $ 564,946         $ 502,708
    Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
      Depreciation and amortization                                           42,373            34,483
      Minority interest                                                       96,606            55,856
      Allowance for doubtful accounts                                        (23,707)            1,067
      Loss on disposal of property and equipment                               7,402               729
      Stock-based compensation                                                53,333                 -
    Changes in assets and liabilities:
      Accounts receivable                                                   (218,871)         (382,747)
      Accounts receivable - related party                                   (277,391)         (261,304)
      Inventories                                                            (26,913)         (494,340)
      Prepaid and other current assets                                        (3,508)           22,514
      Other assets                                                              (734)                -
      Accounts payable and accrued expenses                                  259,200           751,893
      Accounts payable - related party                                      (258,242)          155,106
      Tax payable                                                             75,489                 -
      Advances from customers                                               (135,506)          106,528
      Other payables                                                        (422,705)                -
                                                                      ---------------  ----------------

    Net Cash (Used in) Provided by Continuing Operating Activities          (268,228)          492,493
                                                                      ---------------  ----------------

    Net loss from discontinued operations                                    (20,817)                -
    Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operating activities:
        Net increase in assets of discontinued operations                     (9,956)                -
        Net increase in liabilities of discontinued operations                22,750                 -
                                                                      ---------------  ----------------
    Net Cash Used in Discontinued Operations                                  (8,023)                -
                                                                      ---------------  ----------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         (276,251)          492,493
                                                                      ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash received in acquisition                                             2,460                 -
      Increase in loan receivable - related party                           (100,000)                -
      Purchase of property, plant and equipment                             (481,728)         (103,724)
                                                                      ---------------  ----------------

NET CASH USED IN INVESTING ACTIVITIES                                       (579,268)         (103,724)
                                                                      ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from loans payable                                            326,936           241,546
      Proceeds from loan payable - related party                             161,533                 -
      Shareholder distributions                                                    -          (559,633)
      Gross proceeds from sale of preferred stock                          1,800,276                 -
      Placement fees and other fees paid                                    (128,000)                -
      Increase in amount due from related party                             (333,675)                -
                                                                      ---------------  ----------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        1,827,070          (318,087)
                                                                      ---------------  ----------------

EFFECT OF EXCHANGE RATE ON CASH                                               20,668                 -
                                                                      ---------------  ----------------

NET INCREASE IN CASH                                                         992,219            70,682

CASH  - beginning of year                                                    467,859           397,177
                                                                      ---------------  ----------------

CASH - end of year                                                       $ 1,460,078       $   467,859
                                                                      ===============  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
    Cash paid for:
        Interest                                                         $    59,002          $ 29,359
                                                                      ===============  ================
        Income taxes                                                     $   101,688          $ 91,146
                                                                      ===============  ================

    Non-cash investing and financing activities:
                                                                         $    35,000               $ -
                                                                      ===============  ================


                 See notes to consolidated financial statements.
                                       F-6

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Linkwell Corporation (formerly Kirshner Entertainment & Technologies, Inc.) (the "Company") was incorporated in the state of Colorado on December 11, 1996. On May 31, 2000, the Company acquired 100% of HBOA.Com, Inc. The Company focused on development of an Internet portal through which home based business owners, as well as commercial private label businesses, obtain the products, services, and information necessary to start, expand and profitably run their businesses. On December 28, 2000, the Company formed a new subsidiary, Aerisys Incorporated ("Aerisys"), a Florida corporation, to handle commercial private business. In June 2003, the Company formed its entertainment division and changed its name to reflect this new division. Effective as of March 31, 2003, we decided to discontinue our entertainment division and our technology division, except for the Aerisys operations that continue on a limited basis.

On May 2, 2005, the Company entered into and consummated a share exchange with all of the shareholders of Linkwell Tech Group, Inc. ("Linkwell"). Pursuant to the share exchange, the Company acquired 100% of the issued and outstanding shares of Linkwell's common stock, in exchange for 36,273,470 shares of our common stock, which at closing represented approximately 87.5% of the issued and outstanding shares of our common stock. As a result of the transaction, Linkwell became our wholly owned subsidiary. For financial accounting purposes, the exchange of stock was treated as a recapitalization of Kirshner with the former shareholders of the Company retaining 7,030,669 or approximately 12.5% of the outstanding stock. The consolidated financials statements reflect the change in the capital structure of the Company due to the recapitalization and the consolidated financial statements reflect the operations of the Company and its subsidiaries for the periods presented.

Linkwell was founded on June 22, 2004, as a Florida corporation. On June 30, 2004, Linkwell acquired 90% of Shanghai Likang Disinfectant High-Tech Company, Ltd. ("Likang") through a stock exchange. Likang is a science and technology enterprise founded in 1988. Likang is involved in the development, production, marketing and sale, and distribution of disinfectant health care products.

Likang's products are utilized by the hospital and medical industry in China. Likang has developed a line of disinfectant product offerings. Likang regards the hospital disinfecting products as the primary segment of its business. Relying on its research and development strength, unique technology and the competitive advantages of the numerous professional staff rooms of Second Military Medical University, it has developed and manufactured several series products in the field of skin mucous disinfection, hand disinfection, surrounding articles disinfection, medical instruments disinfection and air disinfection.

On June 30, 2005, the Company's Board of Directors approved an amendment of its Articles of Incorporation to change the name of the Company to Linkwell Corporation. The effective date of the name change was after close of business on August 16, 2005.

Basis of presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financials statements of the Company include the accounts of its wholly-owned subsidiary, Linkwell Tech Group, Inc., and its 90%-owned subsidiary, Likang. All significant inter-company balances and transactions have been eliminated.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2005 and 2004 include the allowance for doubtful accounts, stock-based compensation, the useful life of property and equipment and intangible assets, and the valuation of derivative liabilities.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, customer advances, loans and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments.

Accounts receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2005, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $13,343.

Inventories

Inventories, consisting of raw materials and finished goods related to the Company's products are stated at the lower of cost or market utilizing the first-in, first-out method.

Property and equipment

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Advances from customers

Advances from customers at December 31, 2005 of $126,199 consist of prepayments from third party customers to the Company for merchandise that had not yet shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the year ended December 31, 2005.

Income taxes

The Company files federal and state income tax returns in the United States for its domestic operations, and files separate foreign tax returns for the Company's Chinese subsidiaries. Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Income (loss) per common share

In accordance with SFAS No. 128 "Earnings Per Share," Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company's common stock equivalents at December 31, 2005 include the following:

                   Convertible preferred stock               18,753,450
                   Warrants and options                      35,009,865
                                                      ------------------
                                                             53,763,315
                                                      ==================

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

The Company's revenues from the sale of products to related parties are recorded when the goods are shipped which correlates with the shipment by the related parties to its customers, at which time title passes, and collectibility is reasonably assured. The Company receives sales order on a just-in-time basis from the related party. Generally, the related party does not hold the Company's inventory. If the related party has inventory on hand at the end of a reporting period, the sale is reversed and the inventory is included on the Company's balance sheet.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Concentrations of credit risk


Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the US and in China. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. For the year ended December 31, 2005 and 2004, sales to related parties accounted for 36% and 40% of net revenues, respectively.

Comprehensive income

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders', changes in paid-in capital and distributions to stockholders.

Shipping costs

Shipping costs are included in selling and marketing expenses and totaled $101,205 and $76,908 for the years ended December 31, 2005 and 2004, respectively.

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended December 31, 2005 and 2004 was not material.

Stock-based compensation

Through December 31, 2005, the Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings
(loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Non-employee stock based compensation

The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18").

Registration rights agreements

The Company has adopted View C of EITF 05-4 "Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19" ("EITF 05-4"). Accordingly, the Company classifies as liability instruments, the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the SEC within contractually fixed time periods, and
(ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements. Under View C of EITF 05-4, (i) registration rights with these characteristics are accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer's own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments. At December 31, 2005, the Company recorded a registration rights penalty expense of $44,000, which has been included on the accompanying consolidated balance sheet in accounts payable and accrued expenses.

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary is the local currency. The financial statements of the subsidiary are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented because the Chinese dollar (RMB) fluctuates with the United States dollar. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash at December 31, 2005 was $20,668.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No.123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective for the first fiscal year beginning after December 15, 2005. The Company believes the adoption of this pronouncement may have a material effect its financials position,

In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No. 123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies.

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

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

On June 29, 2005, the EITF ratified Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF Issue 05-2 provides guidance on determining whether a convertible debt instrument is "conventional" for the purpose of determining when an issuer is required to bifurcate a conversion option that is embedded in convertible debt in accordance with SFAS 133. Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

In September 2005, the EITF issued EITF Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF 05-4 provides guidance to issuers as to how to account for registration rights agreements that require an issuer to use its "best efforts" to file a registration statement for the resale of equity instruments and have it declared effective by the end of a specified grace period and, if applicable, maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor. The Company has adopted view C of this pronouncement. Accordingly, the Company has bifurcated registration rights from their related free standing financial instruments and recorded them at fair value.

In September 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). This issue is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 2 - INVENTORIES

At December 31, 2005, inventories consisted of the following:

         Raw materials                                   $        262,882
         Work in process                                           33,306
         Finished goods                                           794,613
                                                            --------------
                                                                1,090,801
         Less: reserve for obsolescence                          (122,577)
                                                            --------------
                                                         $        968,224
                                                            ==============


NOTE 3 - PROPERTY AND EQUIPMENT

At December 31, 2005, property and equipment consist of the following:

                                       Useful Life
                                     ----------------
  Office equipment and furniture        5-7 Years               $   104,369
  Autos and trucks                       10 Years                   119,364
  Manufacturing equipment                 7 Years                   131,221
  Building and land                      20 Years                   465,952
  Leasehold improvements                  5 Years                     3,280
                                                               -------------
                                                                    824,186

  Less accumulated depreciation                                    (137,952)
                                                                ------------

                                                                 $  686,234
                                                                =============

For the year ended December 31, 2005 and 2004, depreciation expense amounted to $42,373 and $34,483, respectively.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 4 - LOANS PAYABLE


Loans payable consisted of the following at December 31, 2005:

Note to De Chang Credit Union due on May 18, 2006 with interest
at 6.70% per annum. Secured by equipment                          $     221,954


Note to De Chang Credit Union due on September 30, 2006 with
interest 6.70% per annum. Secured by equipment                           61,654

Note to De Chang Credit Union due on March 9, 2006 with interest
at 6.70% per annum. Secured by equipment.  Repaid in March 2006          98,646

Note to Agriculture Bank of China due on December 7, 2006 with
interest at 6.70% per annum. Secured by equipment                       246,615
                                                                 ---------------

     Total                                                              628,869

Less: current portion of loans payable                                 (628,869)
                                                                 ---------------

Loans payable, long-term                                          $          -
                                                                  ==============


NOTE 5 - DISCONTINUED OPERATIONS

As noted in Note 12 - Subsequent Events, in January 2006, the Company sold 100% of the stock of its subsidiary, Aerisys Incorporated to Mr. Gary Verdier, the Company's former CEO, in exchange for assumption of all liabilities and obligation of Aerisys Incorporated. Accordingly, Aerisys is reported as a discontinued operation, and prior periods have been restated in the Company's financial statements and related footnotes to conform to this presentation.

The assets and liabilities of Aerisys are presented in the balance sheet under the captions "Assets of discontinued operation" and "Liabilities of discontinued operation". The approximate carrying amounts of the major classes of these assets and liabilities as of December 31, 2005 are summarized as follows:

            Assets:
            Cash                                               $          4,815
            Accounts receivable                                           5,141
                                                        ------------------------

            Assets of discontinued operation                   $          9,956
                                                         =======================

            Liabilities:
            Due to related party                                         15,000
            Deferred income                                               7,750
                                                        ------------------------

            Liabilities of discontinued operation               $         22,750
                                                        ========================

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 5 - DISCONTINUED OPERATIONS (continued)

The following table sets forth for the fiscal year indicated selected financial data of the Company's discontinued operations from date of acquisition (May 3, 2005) to December 31, 2005.

                                                                     2005
                                                              ----------------
     Revenues                                                   $      34,245
     Operating and other non-operating expenses                        55,062
                                                              ----------------

     Loss from discontinued operations                             $  (20,817)
                                                               ================


NOTE 6 - RELATED PARTY TRANSACTIONS

The Company's 90% owned subsidiary, Likang, is engaged in business activities with two affiliated entities.

Shanghai Likang Meirui Pharmaceuticals High-Tech Company, Ltd. ("Meirui"), a company of which Shanghai Shanhai Group, Likang's minority shareholder, owns 68%, provides certain contract manufacturing of two products for Likang. Specifically, Meirui provides Likang with Ozone producing device equipment and Ultraviolet radiation lamp lights. In addition, under the terms of a two year agreement entered into in January 2005, Meirui produces the Lvshaxing Air Disinfectant Machine and Likang Surgery hand-washing table for Likang. In January 2005, Likang signed a two year agreement with Meirui to market its products to the retail/consumer market using Meirui's proprietary sales network which caters to the retail/consumer market in China. For the years ended December 31, 2005 and 2004, the Company recorded net revenues of $23,987 and $67,356 to Meirui, respectively. Additionally, for the years ended December 31, 2005 and 2004, the Company purchased product from Meirui amounting to $48,489 and $389,400, respectively. At December 31, 2005, Meirui owed Likang $1,718.

Shanghai Shanhai Group, who is the minority shareholder of Likang, is owned by Group Employee Share-holding Commission (16.25%) and Baoshan District Dachang Town South Village Economic Cooperation Club (83.75%). The Company leases its principal executive offices and warehouse space from Shanghai Shanhai Group for approximately $35,000 per year. Shanghai Shanhai Group also holds the land use permit for the principal executive office building. For the year ended December 31, 2005 and 2004, rent expense paid to this related party amounted to $32,660 and $37,962, respectively. Additionally, in January 2005, the Company borrowed $161,533 from Shanghai Shanhai Group for working capital purposes. The loan bears interest at 10% per annum and is payable on demand. For the year ended December 31, 2005, interest expense related to this note amounted to $16,282.

Shanghai Likang Pharmaceuticals Technology Company, Limited, which is owned by Messrs. Xuelian Bian (90%) and Wei Guan (10%), the Company's officers and directors, sells the Company's products to third parties. For the years ended December 31, 2005 and 2004, the Company recorded net revenues of $1,933,043 and $1,698,923 to Shanghai Likang Pharmaceuticals Technology Company, Limited, respectively. At December 31, 2005, accounts receivable from sales due from Shanghai Likang Pharmaceuticals Technology Company, Limited was $536,977. Additionally, through December 31, 2005, the Company leased approximately 21,500 square feet of manufacturing space from Shanghai Likang Pharmaceuticals Technology Company, Limited for approximately $11,500 annually. In February 2006, the Company entered into an asset purchase agreement with Shanghai Likang Pharmaceuticals Technology Company, Limited and Mr. Bian under which the Company purchased this previously leased building for $333,675. In connection with this purchase, through December 31, 2005, the Company advanced funds of $333,675 to Shanghai Likang Pharmaceuticals Technology Company, Limited which has been reflected as a long-term asset (Deposit - related party) on the accompanying balance sheet.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 6 - RELATED PARTY TRANSACTIONS

On December 28, 2005, the Company loaned $100,000 to Shanghai Likang Pharmaceuticals Technology Company, Limited for working capital purposes. The balance bears interest at 3% and was repaid in April 2006.

For the fiscal year ended December 31, 2004, Likang made distributions to its shareholder, Shanghai Shanhai Group and to Shanghai Likang Pharmaceuticals Technology Company, Limited, in the aggregate amount of $559,633. Shanghai Likang Pharmaceuticals Technology Company, Limited is owned by Messrs. Bian and Guan, our officers and directors.

At December 31, 2005, the Company owed $15,000 to a shareholder of the Company for working capital advanced to the Company's subsidiary, Aerisys, The advances are non-interest bearing, are payable on demand, and are included in liabilities from discontinued operations on the consolidated balance sheet.

NOTE 7 -  SHAREHOLDERS' EQUITY

Preferred Stock

a) Series A Convertible Preferred Stock

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

On June 30, 2005, the Company completed an approximate $277,276 (net of fees of $23,000) financing consisting of 375,345 shares of its 6% Series A Preferred Stock, and common stock purchase warrants to purchase an additional 3,753,450 shares. Each warrant entitles the holder to purchase one share of common stock for a period of five years, at an exercise price of $.10 per share, subject to adjustment. The net proceeds from the transaction will be used for general working capital purposes.

To the extent that the investors continue to own the 6% Series A Preferred Stock or warrants, the Company originally agreed to issue the investors additional shares and/or warrants to protect against the Company's future issuance of common stock or securities convertible into common stock at less than the $.08 per share conversion price of the preferred stock and/or $.10 per share exercise price of the warrants, respectively. Prior to December 31, 2005, this provision was waived by the investors. In addition, the Company also granted the holders piggy-back registration rights covering the shares of its common stock underlying the preferred stock and warrants.

On the date of issuance of the Series A Preferred Stock, the effective conversion price was at a discount to the price of the common stock into which it was convertible. In accordance with Emerging Issues Task Force ("EITF") 98-5 and EITF 00-27, the Series A Preferred Stock was considered to have an embedded beneficial conversion feature because the conversion price was less than the fair value of the Company's common stock. This beneficial conversion feature is calculated after the warrants have been valued with proceeds allocated on a relative value basis. This series A convertible Preferred was fully convertible at the issuance date, therefore the full amount of proceeds allocated to the Series A Preferred was determined to be the value of the beneficial conversion feature and was recorded as a deemed dividend with a corresponding credit to additional paid-in capital in the amount of $300,276.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 7 -  SHAREHOLDER' EQUITY (continued)

Preferred Stock (continued)

b) Series B 6% Cumulative Convertible Preferred Stock

On December 28, 2005, the Company closed on a private placement with a group of accredited investors, for the sale of 1,500,000 shares of the Company's Series B 6% Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") along with warrants to purchase additional shares of the Company's common stock exempt from registration under the Securities Act in reliance on exemptions provided by
Section 4(2) of that act and Regulation D. The 6% Convertible Preferred Stock was priced at $1.00 per share, and the Company received gross proceeds of $1,500,000. Each share of Series B Preferred Stock, as well as the value of all accrued by unpaid dividends, is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.10 per share, provided that no holder has the right to convert his shares of Series B Preferred Stock if by virtue of such conversion the holder would become the beneficial owner of than 4.99% of the Company's common stock. This ownership limitation can be waived by the holder upon 61 days notice to the Company. The conversion price is subject to adjustment in the event of stock splits, reclassifications or stock dividends. Thus, if all of the shares of the Series B Preferred Stock were converted to common stock, an additional 15,000,000 shares of common stock would be issued. The shares of Series B Preferred Stock do not have any voting rights except as may be provided under Florida law.

In connection with the sale of 1,500,000 shares of the Company's Series B Preferred Stock, the Company issued Class A Common Stock Purchase Warrants to purchase 15,000,000 shares of the Company's common stock at an exercise price of $0.20 per share and Class B Common Stock Purchase Warrants to purchase 15,866,665 (including 866,665 granted to placement agent) shares of its common stock at an exercise price of $0.30 per share. The Class A and Class B warrant exercise prices are subject to adjustment pursuant to anti-dilution provisions on either a cash or cashless exercise basis. The warrants expire five years from the date of issuance.

The Series B Preferred Stock ranks ahead of the common stock of the Company upon liquidation of the Company. The Series B Preferred Stock also ranks ahead of the common stock with respect to the payment of dividends. The shares pay cumulative dividends of 6% per annum beginning on October 31, 2006, which increases to 20% per annum if an "event of default", as defined in the agreement, has occurred. The dividends are payable in cash or at the Company's option shares of registered common stock. If the Company elects to pay dividends in the form of shares of its common stock, for purposes of the calculation the shares are valued at the average closing price of our common stock for the 10 trading days preceding the date of the dividend. In connection with the transaction, the Company filed a certificate of designation for the Series B Preferred Stock with the Florida Department of Corporations on December 8, 2005. This filing constituted an amendment to the Company's certificate of incorporation, designating the terms, rights and preferences of a new series of preferred stock of the Company.

The Company paid a due diligence fee of $65,000 in cash and Class B Warrants to purchase 866,665 shares of its common stock to certain of the investors who purchased securities in this offering. The net proceeds from the transaction will be used for working capital purposes.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 7 -  SHAREHOLDER' EQUITY (continued)

Preferred Stock (continued)

The Company agreed to file a registration statement covering the shares of common stock underlying the securities issued. In the event the registration statement is not filed by February 13, 2006 or does not become effective by June 28, 2006, the Company is required to pay liquidated damages in the amount of $30,000 per month until the deficiency is cured. The transaction documents also provide for the payment of liquidated damages to the investors in certain events, including the Company's failure to maintain an effective registration statement covering the resale of the common shares issuable upon conversion or exercise of the securities.

In accordance with Emerging Issues Task Force ("EITF") 98-5 and EITF 00-27, the Series B Preferred was considered to have an embedded beneficial conversion feature because the conversion price was less than the fair value of the Company's common stock. This beneficial conversion feature is calculated after the warrants have been valued with proceeds allocated on a relative value basis. This Series B Convertible Preferred was fully convertible at the issuance date, therefore the full amount of proceeds allocated to the Series B Preferred was determined to be the value of the beneficial conversion feature and was recorded as a deemed dividend with a corresponding credit to additional paid-in capital in the amount of $1,500,000.

The Company computes the fair value of the warrants using the Black-Scholes valuation model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The assumptions used in this model to estimate fair value of the warrants granted are as follows:

                                                                  Warrants
Exercise/Conversion Price                                    $  0.20 to $0.30
Fair Value of the Company's Common Stock                     $          0.153
Expected life in years                                                    5.0
Expected volatility                                                       330%
Expected dividend yield                                                   0.0%
Risk free rate                                                           3.93%
Calculated fair value per share                              $          0.153



Common Stock

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

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 7 -  SHAREHOLDER' EQUITY (continued)

Common Stock (continued)

On August 24, 2005 and effective September 1, 2005, the Company entered into a one-year agreement with China Direct Investments, Inc. to provide business development and management services. In connection with this agreement, the Company issued 2,000,000 shares of the Company's common stock. The Company valued these services using the fair value of common shares on grant date at $.08 per share and recorded deferred consulting expense of $160,000 to be amortized over the service period. For the year ended December 31, 2005, amortization of deferred consulting expense amounted to $53,333.

Stock Options

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

The plan is administered by the Company's Board of Directors or an underlying committee. The Board of Directors or the committee determines from time to time those officers, directors, key employees and consultants to whom stock grants or plan options are to be granted, the terms and provisions of the respective option agreements, the time or times at which such options shall be granted, the type of options to be granted, the dates such plan options become exercisable, the number of shares subject to each option, the purchase price of such shares and the form of payment of such purchase price. All other questions relating to the administration of the plan, and the interpretation of the provisions thereof and of the related option agreements are resolved by the Board or committee.

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

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 7 -  SHAREHOLDER' EQUITY (continued)

Stock Options (continued)

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

Common Stock Warrants

In June 2005, in connection with the preferred stock Series A Preferred Stock funding, the Company granted warrants to purchase 3,753,450 shares of its common stock at $0.10. The Warrants are exercisable for five years after the issue dates of the Warrants.

In December 2005, in connection with the Company's Series B Preferred Stock funding, the Company granted warrants to purchase 15,000,000 shares of its common stock at $0.20 and 15,866,665 at $.30. The warrants are exercisable for five years after the issue dates of the Warrants.

Stock warrant activity for the year ended December 31, 2005 is summarized as follows:


                                                  Number of   Weighted average
                                                    shares     exercise price
                                                ------------   ----------------
    Outstanding at December 31, 2004                389,750      $      1.88
        Granted                                  34,620,115              .24
        Exercised                                         -                -
                                                ------------   ----------------

     Outstanding at December 31, 2005           35,009,865       $      0.25
                                                ============   ================

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 7 -  SHAREHOLDER' EQUITY (continued)

Common Stock Warrants (continued)

The following table summarizes the Company's stock warrants outstanding at December 31, 2005:

                             Warrants outstanding and exercisable
                        --------------------------------------------------

                                                Weighted          Weighted
                                                 average           average
            Range of                            remaining         exercise
        exercise price        Number             life               price
        ----------------   --------------      ---------------    ----------
         $ 0.75-2.50           359,750            1.70               $2.02
         $      0.10         3,753,450            4.50               $0.10
         $      0.20         15,030,000           4.90               $0.20
         $      0.30         15,866,665           5.00                $.30



NOTE 8 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" "SFAS 109". SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company's subsidiaries in China are governed by the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the "PRC Income Tax Law").

Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for years ended December 31, 2005 and 2004:

                                                   2005                2004
                                                 --------------  --------------

   Computed "expected" provision                   $ 276,639        $   227,220
   State tax provision, net of federal effect         32,546             26,732
   Effect of foreign income taxes                   (205,950)          (144,220)
   Other permanent differences                        73,942                  -
                                                  -------------  --------------

                                                   $ 177,177        $   109,732
                                                  =============  ==============

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office and manufacturing space under leases in Shanghai, China that expire through February 2011.

Future minimum rental payments required under these operating leases are as follows:

                         Year Ended December 31,
                        ---------------------------
                                  2006                         $109,572
                                  2007                           73,742
                                  2008                           41,078
                                  2009                           41,291
                                  2010                           41,291
                                  2011                            2,874
                                                          ----------------

                Total minimum lease payments                   $309,848
                                                           ================

For the years ended December 31, 2005 and 2004, rent expense amounted to $65,455 and $46,535, respectively.

Litigation

The Company is not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the company or has a material interest adverse to the Company in any proceeding.

NOTE 10 - OPERATING RISK

(a) Country risk

Currently, the Company's revenues are primarily derived from the sale of line of disinfectant product offerings to customers in the Peoples Republic of China
(PRC). The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

(b) Products risk

In addition to competing with other manufacturers of disinfectant product offerings, the Company competes with larger US companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel. These US companies may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 10 - OPERATING RISK

(c) Exchange risk

The Company can not guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Remnibi converted to US dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

(d) Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

NOTE 11 - FOREIGN OPERATIONS

For the year ended December 31, 2005 and 2004, the Company derived all of its revenue from its subsidiaries located in the People's Republic of China. Identifiable assets by geographic areas as of December 31, 2005 is as follows:



                                                   Identifiable Assets
                                                   at December 31, 2005
                                                ----------------------------
           United States                             $   1,334,639
           China                                         4,191,870
                                                ----------------------------

                  Total                              $   5,526,509
                                                ============================



NOTE 12 - SUBSEQUENT EVENT

In January 2006, the Company sold 100% of the stock of its subsidiary, Aerisys Incorporated to Mr. Gary Verdier, the Company's former CEO, in exchange for assumption of all liabilities and obligation of Aerisys Incorporated. The sale of the Company's Aerisys subsidiary did not have a material effect on the Company's results of operations or financial position.

In January 2006, the Company entered into an asset purchase agreement with Shanghai Likang Pharmaceuticals Technology Company, Limited, an affiliated entity, and Xuelian Bian, the Company's officer and shareholder, under which the Company purchased a previously leased building for $333,675. The funds representing the consideration had previously been advanced to Shanghai Likang Pharmaceuticals Technology Company, Limited.

In January 2006, the Company issued China Direct Investments, Inc. three year common stock purchase warrants to purchase 2,125,000 shares of our common stock at an exercise price of $0.20 per share as additional compensation.