Form 10KSB/A
period 2005-12-31
Linkwell CORP
filed 2006-05-11
CIK 1042463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment No. 1
                                     to the
                                   Form 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the transition period from to ________

                        Commission file number: 000-24977

                              Linkwell Corporation
                           ---------------------------
                 (Name of small business issuer in its charter)



          Florida                               65-1053546
  --------------------------               -----------------------
 (State or other jurisdiction of      (I.R.S. Employer Identification No.)
  incorporation or organization)


  No. 476 Hutai Branch Road
  Baoshan District
  Shanghai, China                                                200436
 ---------------------                                          ------
 (Address of principal executive offices)                     (Zip Code)

           Issuer's telephone number: (86)21-56689332


           Securities registered under Section 12(b) of the Exchange Act:

 Title of each class                   Name of each exchange on which registered

       None                                            not applicable
----------------
 (Title of each class)


 Securities registered under Section 12(g) of the Exchange Act:


                    Common stock, par value $0.0005 per share
                  -------------------------------------------
                                (Title of class)

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

         Transitional Small Business Disclosure Form (check one):  Yes    No  X
                                                                       --    ---

EXPLANATORY PARAGRAPH

         We are amending our Form 10-KSB for the year ended December 31, 2005 to restate our consolidated balance sheet at December 31, 2005 and consolidated statement of cash flows for the year ended December 31, 2005 and to revise disclosure related to same which appeared in our Form 10-KSB as filed on April 14, 2005. On May 8, 2005 we determined that $333,675 reflected on our balance sheet at December 31, 2005 was improperly recorded as Deposit - Related party when it should have been included in accounts receivable - related parties. This error was related to the accounting for a transaction recorded in the fourth quarter of fiscal 2005 in which our subsidiary, Shanghai Likang Disinfectant High-Tech Company, Limited ("Likang"), purchased a building from a related party, Shanghai Likang Pharmaceuticals Technology Company, Limited. Likang had previously leased approximately 21,500 square feet of manufacturing space from Shanghai Likang Pharmaceuticals Technology Company, Limited for approximately $11,500 annually. The purchase price of $333,675 for this building was paid by Likang through the reduction in accounts receivable due it by Shanghai Likang Pharmaceuticals Technology Company, Limited. Shanghai Likang Pharmaceuticals Technology Company, Limited distributes Likang's products to the commercial medical industry. Please see Note 1 Restatement contained in the Notes to Consolidated Financial Statements appearing later in this Form 10-KSB/A which further describes the effect of this restatement.

         The Items of this Form 10-KSB/A for the year ended December 31, 2005 which are amended and restated as a result of the restatement of our financial statements are as follows:

         *        Part I, Item 1. Description of Business,

         * Part II, Item 6. Management's Discussion and Analysis or Plan of Operations,

         *        Part II. Item 7. Financial Information, including:

                  *        Consolidated Balance Sheet at December 31, 2005,

                  * Consolidated Statement of Cash Flows for the year ended December 31, 2005, and

                  * Notes to Consolidated Financial Statements as of December 31, 2005,

         *        Part II, Item 8A. Controls and Procedures.

         *        Part III, Item 12. Certain Relationships and Related
                  Transactions.

         In addition, we have revised certain disclosure in Part I, Item 1. Description of Business as it relates to our research and development activities, our intellectual property protection as well as certain disclosure in Item 2. Description of Properties as it relates to leases to which we are a party. Finally, Part III, Item 13. Exhibits of this Form 10-KSB/A includes currently dated certificates from our Chief Executive Officer and Principal Accounting and Financial Officer in Exhibits 31.1, 31.2 and 32.1.

         The remaining Items contained in this Form 10-KSB/A consist of all other Items originally contained in our Form 10-KSB for the year December 31, 2005 as filed on April 14, 2006. This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB and supercedes in its entirety the previously filed Form 10-KSB for the year ended December 31, 2005.

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

         Through our subsidiary we are involved in the development, manufacture, sale and distribution of disinfectant health care products primarily to the medical industry in China. Likang was founded by the Second Military Medical University of the Chinese Army in 1988 and we believe that these ties provide us with certain marketing advantages. Recently we have made efforts to penetrate the civil disinfection, industrial disinfection, livestock and agricultural disinfection markets of China. Currently we offer a variety of disinfectant products for the following applications:

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

         We have a national marketing and sales presence throughout all 22 provinces as well as four autonomous regions and four municipalities of China. We currently employ 19 full-time sales and marketing people based in Shanghai. Shanghai Likang Pharmaceuticals Technology Company, an affiliate, also sells our products using 72 independent sales representatives in other provinces in China.

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


---------------------------------------
(1)   http://cfie.org.cn/main000.jsp



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



----------- ------------------------------------------------------------------------------- ----------------
#           PRODUCTS                                                                        DATE
----------- ------------------------------------------------------------------------------- ----------------
1           An'erdian Skin Disinfectant                                                     2003.2.13
----------- ------------------------------------------------------------------------------- ----------------
2           An'erdian type 2nd skin disinfectant                                            2002.11.22
----------- ------------------------------------------------------------------------------- ----------------
3           An'erdian type 3rd skin and mucous membrane disinfectant                        2005.1.19
----------- ------------------------------------------------------------------------------- ----------------
4           Dian'erkang Aerosol Disinfectant                                                2004.3.22
----------- ------------------------------------------------------------------------------- ----------------
5           Dian'erkang 2% glutaraldehyde disinfectant                                      2002.11.22
----------- ------------------------------------------------------------------------------- ----------------
6           Aiershi disinfectant tablets                                                    2004.2.9
----------- ------------------------------------------------------------------------------- ----------------
7           Aiershi disinfectant                                                            2004.2.9
----------- ------------------------------------------------------------------------------- ----------------
8           Dian'erkang PVP-I disinfectant                                                  2005.3.30
----------- ------------------------------------------------------------------------------- ----------------
9           Dian'erkang Iodophor disinfectant                                               2004.2.19
----------- ------------------------------------------------------------------------------- ----------------
10          Jifro disinfectant gel                                                          2005.1.19
----------- ------------------------------------------------------------------------------- ----------------
11          Dian'erkang alcohol disinfectant                                                2003.12.23
----------- ------------------------------------------------------------------------------- ----------------
12          Jifro disinfectant                                                              2003.2.13
----------- ------------------------------------------------------------------------------- ----------------
13          JifroTaixin disinfectant                                                        2003.2.13
----------- ------------------------------------------------------------------------------- ----------------
14          Dian'erkang compound iodine disinfectant                                        2004.4.28
----------- ------------------------------------------------------------------------------- ----------------
15          Lvshaxing disinfectant granule                                                  2004.2.19
----------- ------------------------------------------------------------------------------- ----------------
16          Lvshaxing disinfectant tablets                                                  2004.3.29
----------- ------------------------------------------------------------------------------- ----------------
17          Likang test paper of chlorine                                                   2004.1.16
----------- ------------------------------------------------------------------------------- ----------------
18          Lvshaxing LKQG-1000 air disinfection machine                                    2004.3.10
----------- ------------------------------------------------------------------------------- ----------------
19          Jifro 4% Chlorhexidine gluconate surgical hand scrub                            2004.9.7
----------- ------------------------------------------------------------------------------- ----------------
20          JifroSongning disinfectant                                                      2004.9.7
----------- ------------------------------------------------------------------------------- ----------------
21          Lineng glutaraldehyde disinfectant                                              2005.2.17
----------- ------------------------------------------------------------------------------- ----------------
22          Likang 121 steam pressure sterilization chemical indicator                      2005.3.30
----------- ------------------------------------------------------------------------------- ----------------
23          Likang 132 steam pressure sterilization chemical indicator                      2005.3.30
----------- ------------------------------------------------------------------------------- ----------------
24          Likang steam pressure sterilization chemical indicator                          2005.4.1
----------- ------------------------------------------------------------------------------- ----------------
25          Likang 84 disinfectant                                                          2005.6.27
----------- ------------------------------------------------------------------------------- ----------------
26          Likang Glutaraldehyde Monitors (Strip)                                          2005.12.14
----------- ------------------------------------------------------------------------------- ----------------


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

Customers

         We sell our products on a wholesale and retail basis to the medical community in China. We have approximately 5,000 active and recurring customers including hospitals, medical suppliers and distribution companies throughout China. We maintain over 20 distribution contracts with wholesale dealers and agents. We generally offer payment terms of four to six months before payment for the products is due. For fiscal years ended December 31, 2005 and 2004 two affiliated entities which are our customers, Shanghai Likang Pharmaceutical Technology Company, Limited and Shanghai Likang Meirui Pharmaceuticals High-Tech Co. Ltd., represented approximately 36% and approximately 40% of our total net revenues. See Item 12. Certain Relationships and Related Transactions appearing later in this annual report. We have contracts with all our dealer and agent customers.

Manufacturing

         We operate two factory facilities in Shanghai, one located in the Shanghai Jiading district and one located in the Shanghai Jinshan district. Products are manufactured primarily in liquid, tablet, and powder form. Approximately 95% of Likang revenues are derived from products manufactured in these two factories.

         The Shanghai Jiading district factory is approximately 21,500 square feet, all of which is used for production. This factory meets the good manufacturing practice ("GMP") standards established by the central government for the production of medical and chemical products. The main products produced here are liquid and index disinfectant devices. The manufacturing facility has the capacity to produce approximately 9 million liters of liquid disinfectant annually. The manufacturing cycle for the liquids, from formulation to finished product, is one day.

         The Shanghai Jinshan district factory is approximately 4,300 square feet and is used in the manufacture of the tablet and powder forms of disinfectants. The manufacturing capacity is 300 metric tons of tablet and 180 metric tons of powder disinfectant annually. The average manufacturing cycle for the tablets and powder, from formulation to finish product, is one day.

         Products which represent the remaining approximate 5% of our revenues are manufactured by third parties as set forth below:


------------------------------- ----------------------------------------------------------- ---------------------------
PRODUCT                         MANUFACTURER                                                     % OF REVENUE
------------------------------- ----------------------------------------------------------- ---------------------------
Lvshaxing Air Disinfectant      Shanghai Likang Meirui Pharmaceutical High-Tech Co., Ltd.               2%
Machine
------------------------------- ----------------------------------------------------------- ---------------------------
Likang Surgery hand-washing     Shanghai Likang Meirui Pharmaceutical High-Tech Co., Ltd.
Table
------------------------------- ----------------------------------------------------------- ---------------------------
Junle disinfectant              Shanghai JunLe Daily Chemicals Co., Ltd.                                3%
------------------------------- ----------------------------------------------------------- ---------------------------
Jiewang disinfectant            Hangzhou JieWang Disinfectant Co., Ltd
------------------------------- ----------------------------------------------------------- ---------------------------
Shenle disinfectant             Shanghai ShenLe Daily Chemicals Co., Ltd.
------------------------------- ----------------------------------------------------------- ---------------------------
Sterilized Q-tip (very small    Shanghai DiCheng Health Products Manufacturing Co., Ltd
quantity)
------------------------------- ----------------------------------------------------------- ---------------------------

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


New Product Development

         We are committed to research and development. Likang was created as a research and development organization by the Second Military Medical University of the Chinese Army in 1988. We develop our products internally and own all rights associated with those products.

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

Marketing and Sales

         We were formed in 1988 as a research and development organization by the Second Military Medical University of the Chinese Army. Our CEO, Mr. Xue Lian Bian, was a member of the staff of the university. We believe that these ties provide us with certain marketing advantages. The university is a well recognized, prestigious institution in China and many of its graduates work at hospitals, medical suppliers and distribution companies throughout China in senior positions which place them in the decision making process when it comes to purchasing products such as ours. In addition, the students and faculty at the university provide a pool of talent from which we draw, both as potential employees or summer interns who go on to work at other companies, many of whom are customers or potential customers for our products. In marketing our products, we seek to leverage these relationships.

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

         We are not a party to any confidentiality or similar agreements with any of our employees or any third parties regarding our intellectual property. It is possible a third party could, without authorization, utilize our propriety technologies without our consent. We can give no assurance that our proprietary technologies will not otherwise become known or independently developed by competitors.

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

        o Research and development. Our efforts to respond to market demand for new products have resulted in the issuance to us of 26 hygiene licenses by the Ministry of Public Health of the central government of China. Based upon our knowledge of our competitors, we do not believe the majority of our competitors have received as many license since the enactment of the licensing standards in July 2002.

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

        o Trained service personnel. We believe our sales personnel are thoroughly educated in our product lines which enable them to better meet the needs of our customers.

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


Employees

         Likang employs approximately 163 full time employees, including our executive officers, as follows:


DEPARTMENT                                            NUMBER OF EMPLOYEES
----------------------                           --------------------------
Administrative center                                   7
Accounting                                             19
Production                                             73
Logistics                                              36
Sales and Marketing staff in Shanghai                  19
Research and development                                9

Total                                                 163
----------------------                           --------------------------

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

         We are materially dependent on certain related party transactions in the ongoing conduct of our business. Sales to related parties, including a company owned by our officers and directors which is the primary distributor of our products, represented approximately 36% of our sales in fiscal 2005 and approximately 44.5% of our accounts receivable at December 31, 2005. In addition, we lease our principal executive officers from the minority shareholder of our Likang subsidiary and an affiliated company of this minority shareholder both supplies us with raw materials and acts as a contract manufacturer for certain of our products. We have also engaged in an number of other related party transactions including extending a working capital loan to an affiliated entity and purchasing real property from that entity. These affiliated transactions may from time to time result in a conflict of interest for our management. Because these transactions are not subject to the approval of our shareholders, investors in our company are wholly reliant upon the judgment of our management in these related party transactions.

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

         A renewed outbreak of SARS or another widespread public health problem in China, where all of our revenue is derived, and in Shanghai, where our operations are headquartered, could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

         * quarantines or closures of some of our offices which would severely disrupt our operations,

         * the sickness or death of our key officers and employees, or

         * a general slowdown in the Chinese economy.

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

         The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond its control. These factors include:

     *   quarterly variations in operating results;
     *   changes in accounting treatments or principles;
     *   additions or departures of key personnel;
     * stock market price and volume fluctuations of publicly-traded companies in general and
     *   Chinese-based companies in particular; and
     *   general political, economic and market conditions.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         Our facilities include our principal executive offices, located at No. 476 Hutai Branch Road, Baoshan District, Shanghai, China, and our two manufacturing facilities are located at 1104 Jiatang Road, Jiading District, Shanghai, 201807 and 2058 Linqiao Road, Zhuhang Town, Jinshan District, Shangahi, 201506. We own all of the manufacturing equipment in both of our factories. We lease our principal executive office building and warehouse space, which consists of approximately 14,000 square feet, from Shanghai Shanhai Group, an unaffiliated third party, under leases expiring in December 2010 for an annual rental of approximately $32,000.

         Until February 2006, we leased approximately 21,500 square feet of manufacturing space from Shanghai Likang Pharmaceutical Technology Company, Limited, an affiliate, under a lease expiring December 2006 for an annual rent of approximately $11,500. During the fourth quarter of fiscal 2005 we recorded the purchased this building, which includes an assignment of the land use permit, for $333,675. See Item 12. Certain Relationships and Related Transactions appearing later in this annual report.

                  We lease approximately 4,300 square feet of manufacturing space from Shanghai Jinshan Zhuhang Plastics Lamps Factory, an unaffiliated third party, under a lease expiring in December 2006 for an annual rent of approximately $3,125. We also lease an additional approximate 1,480 square feet of warehouse space from Shanghai Henglian Industrial Co. Limited, an unaffiliated third party, under two leases which expire between September and October 2007 for an annual rental of approximately $37,410.

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

                                                      High             Low
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


                                            Number of                  Weighted           Number of
                                            securities to be            average     securities remaining
                                            issued upon                exercise     available for future
                                            exercise of                price of     issuance under equity
                                            of outstanding             outstanding   compensation plans
                                            options,warrants           options,     (excluding securities
                                            and rights (a)             warrants       reflected in column
                                                                       and rights(b)    (a))
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

Results of Operations

Fiscal year ended December 31, 2005 ("Fiscal 2005") as compared to the fiscal year ended December 31, 2004 ("Fiscal 2004")


                                       Fiscal                Fiscal              $                   %
                                       2005                  2004              Change              Change
-----------------------------------------------------------------------------------------------------------
Net revenues                      $  5,465,933          $4,422,522          $   1,043,411            23.6%
Cost of sales                        3,329,444           3,049,764          $     279,680             9.2%
Selling expenses                       331,258             258,148          $      73,110            28.3%
G&A expenses                           878,930             426,532          $     452,398           106.0%
Total operating expenses             1,210,188             684,680          $     525,508            76.7%
Operating income                       926,301             688,078          $     238,223            34.7%
Total other (expense)              (    91,839)          (  19,782)         $      72,057           364.2%
Net income                             544,129             502,708          $      41,421             8.4%
Deemed preferred stock
     dividends                      (1,800,276)                  0          $   1,800,276             100%
Net income (loss) to
  common shareholders              $(1,256,147)        $   502,708           $ (1,758,855)            350%



Other key indicators:
                                            Fiscal 2005   Fiscal 2004     %
                                                                       of change
                                            -----------   ----------   --------

Cost of sales as a percentage of revenues        60.9%      69.0%         -8.1%
Gross profit margin                              39.1%      31.0%         +8.1%
Selling expenses as a percentage of revenues      6.1%       5.8%         +0.3%
G&A expenses as a percentage of revenues         16.1%       9.6%         +6.5%
Total operating expenses as a
         percentage of revenues                  22.1%      15.5%         +6.6%

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

Cost of sales

         Cost of sales includes raw materials and manufacturing costs, which includes labor, rent and an allocated portion of overhead expenses such as utilities directly related to product production. For fiscal 2005, cost of sales amounted to $3,329,444 or approximately 61% of net revenues as compared to cost of sales of $3,049,764 or approximately 69% of net revenues for fiscal 2004. Historically, our costs of sales is attributable approximately 65% to raw material costs and approximately 35% to manufacturing costs. We purchase raw materials from six primary suppliers and we have signed purchase contracts with these suppliers in an effort to ensure a steady supply of raw materials. We also purchase raw materials and finished product from Shanghai Likang Meirui Pharmaceutical High-Tech Co. Ltd., an affiliate. These purchases totaled $48,489 and $389,400 for fiscal 2005 and fiscal 2004, respectively. We have not historically experienced a fluctuation in raw material prices and do not anticipate that the prices will vary much during fiscal 2006. Included in our overhead costs are rent on our manufacturing facilities which included a building we leased from Shanghai Likang Pharmaceuticals Technology Company, Limited, an affiliate, for approximately $11,500 annually. We experienced an increase in overhead costs such as utilities and rent during fiscal 2005 as compared to fiscal 2004. As a result of our purchase which was recorded in the fourth quarter of fiscal 2005 of facility we leased from an affiliate, we expect rent expense to decrease, however we are unable to anticipate if the balance of these overhead costs will continue to increase in fiscal 2006.

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

Operating expenses

         Total operating expenses for fiscal 2005 were $1,210,188, an increase of $525,508, or approximately 77%, from total operating expenses in fiscal 2004 of $684,680. This increase included the following:

         * For fiscal 2005, selling expenses amounted to $331,258 as compared to $258,148 for fiscal 2004, an increase of $73,110 or approximately 28%. This increase is attributable to increased local sales tax costs and commissions associated with our increased revenues. We pay local sales tax to local authorities upon sale of product to customers. Additionally, in 2005, we incurred costs of approximately $14,000 in connection with sales training conferences. Selling expenses as a percentage of revenues remained relatively constant at approximately 6%. We expect our selling expenses to increase as our revenues increase and expect to spend increased funds on adverting and promotion of our products as well as sales training. We have set aside approximately $300,000 of the proceeds from our recent private placement for increased marketing of our products in the PRC during fiscal 2006.

         * For fiscal 2005, general and administrative expenses were $878,930 as compared to $426,532 for fiscal 2004, an increase of $452,398, or approximately 106% and included the following:

        o We incurred professional fees of approximately $67,000 in connection with the audit of our financials statements. Additionally, we experienced an increase in professional fees related to our corporate SEC filings,

        o We incurred consulting fees in 2005 of $153,311 substantially related to the issuance of common stock for business development and management services related to our administrative operations in the United States. We expect these costs to increase in 2006 due to our business development efforts in the United States,

        o In 2005, salaries and wages and related benefits increased by approximately $48,000 to $191,935 in 2005 from $144,227 in 2004 due to the hiring of additional employees, and

        o We incurred additional operating expenses associated with overall price increases, increased telephone and communications usage, and increase travel and entertainment.

            Included in our general and administrative expenses is rent expense that we pay on our principal executive offices warehouse space which we lease from Shanghai Shanhai Group, an affiliate, for approximately $32,000 a year. We anticipate that general and administrative expenses will continue to increase during fiscal 2006 as a result of increased professional fees related to audit costs and our registration statement. In addition, we have allocated $400,000 from the proceeds of our recent private placement for costs, including market research, related to the possible expansion of the market for our products into the U.S.

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

Other income (expense)

         For fiscal 2005 total other expenses amounted to $91,839 as compared to $19,782 for fiscal 2004, an increase of $72,057. This change is primarily attributable to:

         * We recognized a registration rights penalty in fiscal 2005 of $44,000 for which we did not have a comparable expense in fiscal 2004. In the terms of our sale of shares of our Series B 6% Cumulative Convertible Preferred Stock and common stock purchase warrants in fiscal 2005 we agreed to file a registration statement covering the shares of our common stock underlying those securities. This non-cash expense represents the possible payment of liquidated damages if the registration statement of which this prospectus is a part is not declared effective by June 28, 2006,

         * Interest expense - related party, represents interest due Shanghai Shanhai Company, Likang's minority shareholder, on a demand loan in the principal amount of $161,533 made to Likang for working capital, and

         * Interest expense was $42,720 as compared to $29,359 for fiscal 2004, an increase of $13,361 due to increased borrowings during fiscal 2005.

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

                                      December 31,          $ of          % of
                                -----------------------------------------------
                                  2005             2004       Change     Change
                                -----------------------------------------------

Working capital               $ 2,423,997   $   849,304   $ 1,574,693    +185.4%
Cash                          $ 1,460,078   $   467,859   $   992,219    +212.0%
Accounts receivable, net      $ 1,347,163   $ 1,099,154   $   248,009    + 22.6%
Inventories                   $   968,224   $   941,311   $    26,913    +  2.9%
Prepaid expenses              $    81,750   $    78,242   $     3,508       NM
Due from related parties      $   972,370   $   261,304   $   711,066    +272.5%
Total current assets          $ 4,839,541   $ 2,847,870   $ 1,991,671    + 69.9%
Property and equipment, net   $   686,234   $   254,281   $   431,953    +170.0%

Loans payable                 $   628,869   $   301,933   $   326,936    +108.0%
Loans payable - related       $   161,533   $         0   $   161,533    +100.0%
Accounts payable and
      accrued expenses        $ 1,400,704   $ 1,191,554   $   209,150    +17.6%
Advances from customers       $   126,199   $   246,837   $  (120,638)   -48.9%
Total current liabilities     $ 2,415,544   $ 1,998,566   $   416,978    +20.9%
Total liabilities             $ 2,415,544   $ 2,421,271   $    (5,727)   -  NM

NM = not meaningful

         At December 31, 2005, we had a cash balance of $992,219. As of December 31, 2005, our cash position by geographic area is as follows:

                  United States             $1,224,683
                  China                        235,395
                                            $1,460.078

            Our working capital position increased to $2,423,997 at December 31, 2005 from $849,304 at December 31, 2004. This increase in working capital is primarily attributable to an increase in our current assets which reflects proceeds we received during fiscal 2005 from the sale of equity as well as increases in accounts receivable resulting from our increased sales in fiscal 2005, and an increase in the amount due us from related parties at December 31, 2005 as described below.

         The increase in our current assets of $1,991,671 at December 31, 2005 as compared to December 31, 2004 was offset by an increase in our current liabilities of $416,978 at December 31, 2005 as compared to December 31, 2004. The increase in our current liabilities is primarily attributable to increased borrowings during fiscal 2005 of approximately $327,000 which was used to fund equipment purchases as well as reclassification of certain existing loans to current liabilities as a result of their due dates coupled with higher accounts payable and accrued expenses and related party payables which are the result of an increase in working capital requirements.

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

         At December 31, 2005 our accounts receivable, allowance for doubtful accounts was $13,343 as compared to $37,050 at December 31, 2004 and reflects our best estimate of probable losses. During fiscal 2005 the average day outstanding for non-related party accounts receivable remained constant from fiscal 2004 at approximately 90 days and during fiscal 2005 the related party accounts receivable are generally outstanding for approximately 120 days. Occasionally we will request a customer prepaid an order prior to shipment. At December 31, 2005 our balance sheet reflected advances from customers of $126,199.

         At December 31, 2005 related parties owed us $972,370 which included:

         * $870,652 in accounts receivable due from to Shanghai Likang Pharmaceuticals Technology Company, Limited for the purchase of products from us,

         * $1,718 accounts receivable due from Shanghai Likang Meirui Pharmaceutical High-Tech Co. Ltd. for the purchase of products from us, and

         * $100,000 due April 2006 from Shanghai Likang Pharmaceuticals Technology Company, Limited which represents a working capital loan to that entity.

         As described earlier in this section, we sell products to these two affiliated entities. Our terms of sale and settlement on sales to Shanghai Likang Meirui Pharmaceutical High-Tech Co. Ltd. are the same as we offer our third party customers. Shanghai Likang Pharmaceuticals Technology Company, Limited purchases products from us on an as needed basis in order to fill customer orders they have received and do not maintain an inventory of our products. They tender payment to us upon receipt of payment from their customer. The accounts receivable from Shanghai Likang Pharmaceuticals Technology Company, Limited are historically paid within approximately 120 days.

         Our balance sheet at December 31, 2005 also reflects a loan payable to a related party of $161,533 which is a working capital loan made to us by Shanghai Shanhai Group in January 2005. This loan bears interest at 10% per annum and is due on demand.

         Net cash used in operating activities for fiscal 2005 was $935,578 as compared to net cash provided by operating activities of $492,493 for fiscal 2004. For fiscal 2005, we used cash in operations to fund an increase in accounts receivable of $1,163,612, including an increase of $944,741 in accounts receivables from related parties. Additionally, we funded an increase in inventories of $26,913, repayments in amounts due to a related party of $258,242, an increase in advances from customers of $120,638 and a decrease in other payables of $422,705 offset by our net income of $544,129, the add back of non-cash items of $176,007 and an increase in accounts payable and accrued expenses of $259,200. For fiscal 2004, we received cash from operations from our net income of $502,708, the add back of non-cash items of $92,125, increases in accounts payable and accrued expenses of $906,999, including an increase of $155,106 due to a related party, and an increase in advances from customers of $106,528 offset by cash used in operations to fund an increase in accounts receivable of $644,051, including $261,304 from related parties and increases in inventory of $494,340.

         Net cash used in investing activities for fiscal 2005 was $245,593 as compared to $103,724 for fiscal 2004, an increase of $141,869 which was primarily due to capital expenditures for the acquisition of manufacturing equipment.

         Net cash provided by financing activities was $2,160,745 for fiscal 2005 as compared to net cash used in financing activities of $318,087 for fiscal 2004. For fiscal 2005, we received net proceeds from preferred stock offerings of approximately $1,672,000 and proceeds from loans payable of approximately $488,000. For fiscal 2004, we received cash of $241,546 as proceeds from loans which was offset by a shareholder distribution of $559,633.

         The shareholder distribution, which was made to Likang's then current shareholders, Shanghai Likang Pharmaceuticals Technology Company, Limited and Shanghai Shanhai Group and which was paid on a pro-rata basis, was made prior to our acquisition of Linkwell Tech in May 2005. The amount of the distribution was determined by the shareholders and was equal to Likang's retained earnings prior to the distribution. For fiscal 2005 the amount due Shanghai Shanhai Group was $9,375 which is included as additional rent expense under the terms of the agreement. The requirement to pay the fixed, after tax return is not contingent on the profitability of Likang.

         We reported a net increase in cash for fiscal 2005 of $1,460,078 as compared to a net increase in cash of $70,682 for fiscal 2004.

         We currently have no material commitments for capital expenditures. As of December 31, 2005, we had approximately $629,000 in short term loans maturing during fiscal 2006, including approximately $99,000 due in March 2006 which was repaid in the second quarter of fiscal 2006. We plan on renewing the balance of these loans when they become due at terms comparable to current terms. Other than working capital, loans and proceeds from the sale of preferred stock, we presently have no other alternative source of working capital. We want to build an additional manufacturing line and upgrade our manufacturing facilities and technologies, in order to expand our disinfection products. Based upon our preliminary estimates this will require capital and other expenditures of approximately $1 million. Although at December 31, 2005 we had cash on hand of approximately $1,460,000, these funds are not sufficient to fund the additional line and upgrade our manufacturing facilities and technologies as well as providing working capital necessary for our ongoing operations and obligations. We will need to raise additional working capital to complete this project. We may seek to raise additional capital through the sale of equity securities. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to our company. At this time, we have no commitments or plans to obtain additional capital.

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

             Name                           Cash Fee            Warrant Fee
         of Recipient                       Received             Received
-----------------------------------------------------------------------------
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

         Initially, as of the evaluation date, our President concluded that we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information was accumulated and communicated to our management, including the President, to allow timely decisions regarding required disclosure. As set forth elsewhere herein, including Note 1 - Restatement to our Consolidated Financial Statements appearing in this annual report, subsequent to this initial evaluation our management has determined that there was a material weakness in our internal control over financial reporting as of December 31, 2006 as more fully described below.

         In this annual report on Form 10-KSB/A we are restating our consolidated balance sheet at December 31, 2005 and consolidated statement of cash flows for the year ended December 31, 2005 as contained in our annual report on Form 10-KSB as filed with the SEC on April 14, 2006. This restatement was made to correct an error related to the accounting for a transaction recorded in the fourth quarter of fiscal 2005 in which our subsidiary Likang purchased a building from a related party, Shanghai Likang Pharmaceuticals Technology Company, Limited. The purchase price of $333,675 for this building was paid by Likang through the reduction in accounts receivable due it by Shanghai Likang Pharmaceuticals Technology Company, Limited.

         This restatement resulted in the following changes:

         Balance sheet:

         * An increase in accounts receivable - related parties of $335,675 from $538,695 to $872,370, which resulted in an increase in current assets from $4,505,866 to $4,839,541, and

         * an elimination of Deposit-related party of $333,675 which was a long-term asset.

         These changes increased our working capital from $2,090,322 to $2,423,997, but did not change our total assets.

         Consolidated statement of cash flows:

         * Net cash used in continuing operating activities increased $667,350 from $268,228 to $935,578 which reflected the increase in accounts receivable - related party,

         * Net cash used in investing activities decreased by $333,675 from $579,268 to $245,593 and net cash provided by financing activities increased $333,675 from $1,827,070 to $2,160,745 which reflected the payment for the building as a reclassification of the reduction in accounts receivable - related party.

         The restatement did not result in any change to our consolidated statement of operations for fiscal 2005 or our consolidated statement of changes in stockholders' equity.

            Because of these accounting errors, our management has determined that a deficiency in internal controls existed related to the recordation of related party transactions. Accordingly, our management has determined that this control deficiency constituted a material weakness. All of our employees and accounting staff are located in the PRC and we do not presently have a chief financial officer, comptroller or similarly titled senior financial officer who is bilingual and experienced in the application of U.S. GAAP. During fiscal 2006 we began a search for an appropriate candidate who can fill such a position; however, we are unable to predict when such a person will be hired. During fiscal 2006 we also intend to provide additional training to our accounting staff in the application of U.S. GAAP. Until we expand our staff to include a bilingual senior financial officer who has the requisite experience necessary, as well as supplement the accounting knowledge of our staff, it is likely that we will continue to have material weaknesses in our disclosure controls.

         Other than the changes discussed above, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         None of our directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

     * understands generally accepted accounting principles and financial statements,
     * is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
     * has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
     *        understands internal controls over financial reporting, and
     *        understands audit committee functions.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Name of                      Amount and Nature of                    Percentage
Beneficial Owner              Beneficial Ownership                     of Class

Xue Lian Bian                       22,670,919                             50.0%
Wei Guan                            13,602,551                             30.1%
All officers and directors
as a group (two persons)            36,273,470                             80.1%
Marc Siegel (1)                      3,545,052                              7.5%
Dr. James Wang (2)                   3,800,000                              8.3%
David Stein (3)                      3,080,000                              1.4%
Professor Ting Ting Shan(4)          2,775,26                               5.9%

(1) Mr. Siegel's address is 5301 North Federal Highway, Suite 120, Boca Raton, Florida 33487. The number of securities beneficially owned by Mr. Siegel includes:

         * A 40% interest of 955,000 (382,000) shares of our common stock which are presently outstanding and a 40% interest in common stock purchase warrants to purchase 2,125,000 (850,000) shares of common stock with an exercise price of $0.20 per share owned of record by China Direct Investments, Inc. China Direct Investments, Inc. is owned by Dr. James Wang and in his capacity as CEO has the authority to vote and dispose of those shares. Marc Siegel is an employee of China Direct Investments, Inc. holding a 40% interest,

         * 875,000 shares of our common stock issuable upon the conversion of shares of Series A Convertible Preferred Stock and 875,000 shares of common stock issuable upon the exercise of outstanding common stock purchase warrants with an exercise price of $0.20 per share. Mr. Marc Siegel has voting and dispositive control over securities held by Edge Capital Partners, Ltd.,

         * A 20% interest in 900,000 (180,000) shares of common stock which are presently outstanding, and a 20% interest in 907,630 (181,526) shares of common stock issuable upon the conversion of shares of our Series


         * A Convertible Preferred Stock and a 20% interest in 907,630 (181,526) shares issuable upon the exercise of outstanding common stock purchase warrants with an exercise price of $0.10 per share owned of record by CIIC Investment Banking Services (Shanghai) Company, Limited. Professor Shan is the General Manager and a member of the Board of Directors of CIIC Investment Banking Services (Shanghai) Company, Limited and as such has voting and dispositive control over securities held by that company. Marc Siegel is a 20% shareholder of CIIC Investment Banking Services (Shanghai) Company, Limited., and

         *      20,000 shares of our common stock held by Marc Siegel.

         The number of shares beneficially owned by Mr. Siegel excludes:

         * 500,000 shares of common stock issuable upon the conversion of shares of Series B 6% Cumulative Convertible Preferred Stock and 1,000,000 shares of common stock issuable upon the exercise of outstanding common stock purchase warrants with exercise prices ranging from $0.20 to $0.30 per share which owned of record by Edge Capital Partners, Ltd. Mr. Marc Siegel has voting and dispositive control over securities held by Edge Capital Partners, Ltd., and

         * 250,000 shares of our common stock issuable upon the conversion of shares of our Series B 6% Cumulative Convertible Preferred Stock and 500,000 shares of common stock issuable upon the exercise of outstanding common stock purchase warrants with exercise prices ranging from $0.20 to $0.30 per share owned of record by Edge LLC. Mr. Marc Siegel has voting and dispositive control over securities held by Edge LLC.

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

(2) Dr. Wang's address is 5301 North Federal Highway, Suite 120, Boca Raton, Florida 33487. The number of securities beneficially owned by Dr. Wang includes:

         * 955,000 shares of our common stock which are presently outstanding and common stock purchase warrants to purchase 2,125,000 shares of common stock with an exercise price of $0.20 per share owned of record by China Direct Investments, Inc. China Direct Investments, Inc. is owned by Dr. James Wang and in his capacity as CEO has the authority to vote and dispose of those shares.

         * A 40% interest in 875,000 (350,000) shares of our common stock issuable upon the conversion of shares of Series A Convertible Preferred Stock and a 40% interest in 875,000 (350,000) shares of common stock issuable upon the exercise of outstanding common stock purchase warrants with an exercise price of $0.20 per share. Mr. Marc Siegel has voting and dispositive control over securities held by Edge Capital Partners, Ltd. Dr. Wang is an investor in Edge Capital Partners, Ltd. holding a 40% interest, and

         *       20,000 shares of our common stock held by Dr. Wang.

         The number of shares beneficially owned by Dr. Wang excludes:

         * A 40% interest in 500,000 (200,000) shares of common stock issuable upon the conversion of shares of Series B 6% Cumulative Convertible Preferred Stock and a 40% interest in 1,000,000 (400,000) shares of common stock issuable upon the exercise of outstanding common stock purchase warrants with exercise prices ranging from $0.20 to $0.30 per share which owned of record by Edge Capital Partners, Ltd. Mr. Marc Siegel has voting and dispositive control over securities held by Edge Capital Partners, Ltd. Dr. Wang is an investor in Edge Capital Partners, Ltd. holding a 40% interest,,

(3) Mr. Stein's address is 5301 North Federal Highway, Suite 120, Boca Raton, Florida 33487. The number of securities beneficially owned by Mr. Stein includes:

         * A 20% interest in 955,000 (191,000) shares of our common stock which are presently outstanding and a 20% interest in common stock purchase warrants to purchase 2,125,000 (425,000) shares of common stock with an exercise price of $0.20 per share owned of record by China Direct Investments, Inc. China Direct Investments, Inc. is owned by Dr. James Wang and in his capacity as CEO has the authority to vote and dispose of those shares. David Stein is an employee of China Direct Investments, Inc. holding a 20% interest., and

         *        20,000 shares of our common stock held by Mr. Stein.

         The number of securities beneficially owned by Mr. Stein excludes:

         * 250,000 shares of our common stock issuable upon the conversion of shares of our Series B 6% Cumulative
                  Convertible Preferred Stock and 500,000 shares of common stock issuable upon the exercise of outstanding common stock purchase warrants with exercise prices ranging from $0.20 to $0.30 per share owned by him. The Series B 6% Cumulative Convertible Preferred Stock and associated common stock purchase warrants are not convertible or exercisable to the extent that (a) the number of shares of our common stock beneficially owned by the holder and (b) the number of shares of our common stock issuable upon the exercise of the warrants would result in the beneficial ownership by holder of more than 4.99% of our then outstanding common stock.

(4) Professor Shan's address is 25/F West Wing, Hanwei Plaza, 7 Guanghuala, Chao Yang District, Beijing 100004, PRC. The number of securities beneficially owned by Professor Shan includes:

         * 30,000 shares issuable upon the conversion of shares of our Series A Convertible Preferred Stock and 30,000 shares issuable upon the exercise of outstanding common stock purchase warrants with an exercise price of $0.10 per share, and

         * 900,000 shares of common stock which are presently outstanding, 907,630 shares of common stock issuable upon the conversion of shares of our Series A Convertible Preferred Stock and 907,630 shares issuable upon the exercise of outstanding common stock purchase warrants with an exercise price of $0.10 per share owned of record by CIIC Investment Banking Services (Shanghai) Company, Limited. Professor Shan is the General Manager and a member of the Board of Directors of CIIC Investment Banking Services (Shanghai) Company, Limited and as such has voting and dispositive control over securities held by that company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Likang is engaged in business activities with Shanghai Likang Pharmaceuticals Technology Company, Limited, an affiliated entity. Messrs. Xuelian Bian and Wei Guan, our officer, directors and principal shareholders, are the shareholders of Shanghai Likang Pharmaceuticals Technology Company, Limited, owning 90% and 10%, respectively. We previously leased approximately 21,500 square feet of manufacturing space from Shanghai Likang Pharmaceuticals Technology Company, Limited for approximately $11,500 annually. In the fourth quarter of fiscal 2005 we recorded a transaction with Shanghai Likang Pharmaceuticals Technology Company, Limited and Mr. Bian under which we purchased this previously leased building for $333,675. We paid for this purchase through a reduction in the accounts receivable owed us by Shanghai Likang Pharmaceuticals Technology Company, Limited.

         Shanghai Likang Pharmaceuticals Technology Company, Limited distributes our products to the commercial medical industry. For the fiscal years ended December 31, 2005 and 2004, we recorded net revenues of $1,933,043 and $1,698,923, respectively, from sales to that related party. At December 31, 2005 Shanghai Likang Pharmaceuticals Technology Company, Limited owed us $870,652 as a related party receivable for products purchased from us.

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

         o        Shanghai Shanhai Group.

         Shanghai Shanhai Group, which is the minority shareholder of our Likang subsidiary, is owned by Shanghai Shanhai Group Employee Share-holding Committee (16.25%) and Shanghai Baoshan District Dachang Town South Village Economic Cooperation Club (83.75%). These two entities are owned by the employees of Shanghai Shanhai Group. We lease our principal executive offices and warehouse space from Shanghai Shanhai Group for approximately $32,000 a year. Shanghai Shanhai Group also holds the land use permit for the principal executive office building.

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

            In January 2005 Likang borrowed $161,533 from Shanghai Shanhai Group for working capital purposes. The loan bears interest at 10% per annum and is payable on demand. For the year ended December 31, 2005, interest expense related to this note amounted to $16,282

         In January 2005 Likang also entered into a five year agreement with Shanghai Shanhai Group whereby it agreed to pay Shanghai Shanhai Group a fixed amount of $9,375 annually as additional rent which represents a return on its original investment in Likang of RMB 500,000 (approximately $62,500 U.S.). Under the terms of the agreement this amount is paid as additional rent.

Other related party transactions

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


ITEM 13. EXHIBITS

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.                                 DESCRIPTION

2.1               Stock Purchase Agreement between HBOA.Com, Inc., Philip J.
                  Davis and John C. Lee dated November 17, 1999 (1)
2.2 Amendment No. 1 to the Stock Purchase Agreement between HBOA.Com, Inc., Phillip J. Davis and John C. Lee dated December 28, 1999 (1)
2.3 Stock Exchange Agreement dated May 2, 2005 by and among Kirshner Entertainment & Technologies, Inc., Gary Verdier, Linkwell Tech Group, Inc. and the shareholders of Linkwell (2)
3.1               Articles of Incorporation (3)
3.2               Articles of Amendment to Articles of Incorporation (4)
3.3               Articles of Amendment to Articles of Incorporation (5)
3.4               Articles of Amendment to Articles of Incorporation (6)
3.5               Articles of Amendment to the Articles of Incorporation (11)
3.6               Bylaws (3)
3.7               Articles of Amendment to the Articles of Incorporation (12)
4.1               Form of common stock purchase warrant (7)
4.2               Form of Class A and Class B Common Stock Purchase Warrants(12)
10.1              HBOA Holdings, Inc. - Year 2000 Equity Compensation Plan (8)
10.2              HBOA Holdings, Inc. - Non-Qualified Stock Option Plan (9)
10.3 Kirshner Entertainment & Technologies, Inc. 2005 Equity Compensation Plan (10)
10.4 Consulting and Management Agreement dated August 24, 2005 between Linkwell Corporation and
                  China Direct Investments, Inc.  (15)
10.5 Form of Subscription Agreement for $1,500,000 unit offering (11)

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

                                      Fiscal 2005           Fiscal 2004
                                       -----------          -----------
Audit Fees                          $     65,000            $    16,000
Audit-Related Fees                             0                  2,900
Tax Fees                                       0                      0
All Other Fees                                 0                      0
                                    --------------         --------------

Total                               $    65,000             $    18,900
                                    ==============          ==============

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

                                                    Linkwell Corporation

Dated: May 10, 2006
                           By:   /s/ Xue Lian Bian
                            -------------------
                            Xue Lian Bian, CEO, President,
                            Principal executive officer principal financial and accounting officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                          Title                      Date

/s/ Xue Lian Bian                   CEO, President, Chairman,      May 10, 2006
---------------------------         principal executive officer
Xue Lian Bian                       and principal financial and
                                    accounting officer


/s/ Wei Guan                       Vice President, Secretary       May 10, 2006
---------------------------        and director
Wei Guan

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

       Notes to Consolidated Financial Statements....................F-7 to F-24

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


As discussed in Note 1, the consolidated financial statements have been restated.




                                         /s/ Sherb & Co., LLP Certified
Public Accountants
Boca Raton, Florida

March 25, 2006

(May 10, 2006 as to Note 1 and as to the effects of the restatement discussed in Note 1)

                          LINKWELL CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEET
                                    December 31, 2005
                                (As Restated - See Note 1)



                                          ASSETS
CURRENT ASSETS:
    Cash                                                                                            $ 1,460,078
    Accounts receivable, net of allowance for doubtful accounts of $13,343                            1,347,163
    Accounts receivable - related parties                                                               872,370
    Inventories                                                                                         968,224
    Prepaid expenses and other                                                                           81,750
    Assets from discontinued operations                                                                   9,956
    Loan receivable - related party                                                                     100,000
                                                                                           ---------------------

        Total Current Assets                                                                          4,839,541

PROPERTY AND EQUIPMENT - Net                                                                            686,234

OTHER ASSETS                                                                                                734
                                                                                           ---------------------

        Total Assets                                                                                $ 5,526,509
                                                                                           =====================


                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loans payable                                                                                     $ 628,869
    Loan payable - related party                                                                        161,533
    Accounts payable and accrued expenses                                                             1,400,704
    Income tax payable                                                                                   75,489
    Advances from customers                                                                             126,199
    Liabilities from discontinued operations                                                             22,750
                                                                                           ---------------------

        Total Current Liabilities                                                                     2,415,544

MINORITY INTEREST                                                                                       249,170
                                                                                           ---------------------

STOCKHOLDERS' EQUITY:
    Preferred stock (No Par Value; 10,000,000 Shares Authorized;
        No shares issued and outstanding)                                                                     -
    Series A convertible preferred stock (No Par Value; 500,000 Shares Authorized;
        375,345 shares issued and outstanding)                                                          277,276
    Series B convertible preferred stock (No Par Value; 1,500,000 Shares Authorized;
        1,500,000 shares issued and outstanding)                                                      1,395,000
    Common Stock ($0.0005 Par Value; 150,000,000 Shares Authorized;
        45,304,139 shares issued and outstanding)                                                        22,652
    Additional paid-in capital                                                                        2,584,562
    Accumulated deficit                                                                              (1,331,696)
    Deferred compensation                                                                              (106,667)
    Other comprehensive gain - foreign currency                                                          20,668
                                                                                           ---------------------

        Total Stockholders' Equity                                                                    2,861,795
                                                                                           ---------------------

        Total Liabilities and Stockholders' Equity                                                  $ 5,526,509
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

                                                                             ===================   ==================

                 See notes to consolidated financial statements

                      LINKWELL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 2005 and 2004


                                     Series A Preferred Stock  Series B Preferred Stock      Common Stock
                                      -----------------------  ------------------------ -------------------------
                                       Number of               Number of                Number of
                                        Shares      Amount      Shares       Amount       Shares       Amount
                                      ----------- ----------  -----------  ----------- ------------ ------------
Balance, December 31, 2003                     -        $ -            -          $ -   36,273,470     $ 18,138

Distributions                                  -          -            -            -            -            -

Net income for the year                        -          -            -            -            -            -
                                      ----------- ----------  -----------  ----------- ------------ ------------

Balance, December 31, 2004                     -          -            -            -   36,273,470       18,138

Recapitalization of company                    -          -            -            -    7,030,669        3,514

Sales of Series A preferred stock        375,345    277,276            -            -            -            -

Sales of Series B preferred stock              -          -    1,500,000    1,395,000            -            -

Common stock issued for services               -          -            -            -    2,000,000        1,000

Deemed preferred stock dividends               -          -            -            -            -            -

Comprehensive loss:
    Net income for the year

    Foreign currency translation adjustment    -          -            -            -            -            -
                                      ----------- ----------  -----------  ----------- ------------ ------------

Balance, December 31, 2005               375,345  $ 277,276    1,500,000   $ 1,395,000  45,304,139     $ 22,652
                                      =========== ==========  ===========  =========== ============ ============


              See notes to consolidated financial statements
                                    F-5A

                                  LINKWELL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              For the Years Ended December 31, 2005 and 2004



                                        Additional                                   Other        Total
                                         Paid-in     Accumulated     Deferred     Comprehensive Stockholders'
                                         Capital       Deficit      Compensation     Loss        Equity
                                       ------------ -------------  -------------- ------------- ------------
Balance, December 31, 2003               $ 585,727     $ (18,624)           $ -           $ -    $ 585,241

Distributions                                    -      (559,633)             -             -     (559,633)

Net income for the year                          -       502,708              -             -      502,708
                                       ------------ -------------  ------------- ------------- ------------

Balance, December 31, 2004                 585,727       (75,549)             -             -      528,316

Recapitalization of company                 39,559             -              -             -       43,073

Sales of Series A preferred stock                -             -              -             -      277,276

Sales of Series B preferred stock                -             -              -             -    1,395,000

Common stock issued for services           159,000                     (106,667)            -       53,333

Deemed preferred stock dividends         1,800,276    (1,800,276)             -             -            -

Comprehensive loss:
    Net income for the year                              544,129              -                    544,129

    Foreign currency translation adjustment      -             -              -        20,668       20,668
                                       ------------ -------------  ------------- ------------- ------------

Balance, December 31, 2005             $ 2,584,562  $ (1,331,696)    $ (106,667)     $ 20,668  $ 2,861,795
                                       ============ =============  ============= ============= ============




                 See notes to consolidated financial statements
                                      F-5B

                      LINKWELL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (As Restated- - See Note 1)

                                                                             For the Year
                                                                             Ended December 31,
                                                                      ---------------------------------
                                                                           2005             2004
                                                                      ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income from continuing operations                                  $ 564,946         $ 502,708
    Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
      Depreciation and amortization                                           42,373            34,483
      Minority interest                                                       96,606            55,856
      Allowance for doubtful accounts                                        (23,707)            1,067
      Loss on disposal of property and equipment                               7,402               729
      Stock-based compensation                                                53,333                 -
    Changes in assets and liabilities:
      Accounts receivable                                                   (218,871)         (382,747)
      Accounts receivable - related party                                   (944,741)         (261,304)
      Inventories                                                            (26,913)         (494,340)
      Prepaid and other current assets                                        (3,508)           22,514
      Other assets                                                              (734)                -
      Accounts payable and accrued expenses                                  259,200           751,893
      Accounts payable - related party                                      (258,242)          155,106
      Tax payable                                                             75,489                 -
      Advances from customers                                               (135,506)          106,528
      Other payables                                                        (422,705)                -
                                                                      ---------------  ----------------

    Net Cash (Used in) Provided by Continuing Operating Activities          (935,578)          492,493
                                                                      ---------------  ----------------

    Net loss from discontinued operations                                    (20,817)                -
    Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operating activities:
        Net increase in assets of discontinued operations                     (9,956)                -
        Net increase in liabilities of discontinued operations                22,750                 -
                                                                      ---------------  ----------------

    Net Cash Used in Discontinued Operations                                  (8,023)                -
                                                                      ---------------  ----------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         (943,601)          492,493
                                                                      ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash received in acquisition                                             2,460                 -
      Increase in loan receivable - related party                           (100,000)                -
      Purchase of property, plant and equipment                             (148,053)         (103,724)
                                                                      ---------------  ----------------

NET CASH USED IN INVESTING ACTIVITIES                                       (245,593)         (103,724)
                                                                      ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from loans payable                                            326,936           241,546
      Proceeds from loan payable - related party                             161,533                 -
      Shareholder distributions                                                    -          (559,633)
      Gross proceeds from sale of preferred stock                          1,800,276                 -
      Placement fees and other fees paid                                    (128,000)                -
                                                                      ---------------  ----------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        2,160,745          (318,087)
                                                                      ---------------  ----------------

EFFECT OF EXCHANGE RATE ON CASH                                               20,668                 -
                                                                      ---------------  ----------------

NET INCREASE IN CASH                                                         992,219            70,682

CASH  - beginning of year                                                    467,859           397,177
                                                                      ---------------  ----------------

CASH - end of year                                                       $ 1,460,078         $ 467,859
                                                                      ===============  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
    Cash paid for:
        Interest                                                            $ 59,002          $ 29,359
                                                                      ===============  ================
        Income taxes                                                       $ 101,688          $ 91,146
                                                                      ===============  ================

    Non-cash investing and financing activities:
        Accounts receivable - related party exchanged for building         $ 333,675               $ -
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

Linkwell was founded on June 22, 2004, as a Florida corporation. On June 30, 2004, Linkwell acquired 90% of Shanghai Likang Disinfectant High-Tech Company, Ltd. ("Likang") through a stock exchange.The transaction in which Linkwell acquired the 90% interest in Likang resulted in the formation of a U.S. holding company by the shareholders of Likang, as it did not result in a change in the underlying ownership interest of Likang. Likang is a science and technology enterprise founded in 1988. Likang is involved in the development, production, marketing and sale, and distribution of disinfectant health care products.

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


Research and development

Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and salaries paid for the development of the Company's products and fees paid to third parties. Research and development costs for the years ended December 31, 2005 and 2004 were approximately $36,000 and $76,000, respectively, and are included in cost of sales.

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

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Restatement

As a result of a review of its financial statements, management has determined that the Company's deposits - related party of $333,675 as previously reflected on its consolidated balance, is not a deposit and should be part of accounts receivable - related party. Additionally, the Company disclosed its note to consolidated financial statements that this deposit was to be applied to the purchase of a building from a related party in February 2006. Management has determined that this deposit of $333,675 was applied to the purchase of a building from related party in August 2005. The change in presentation of the Company's deposit -related party has the effect of increasing current assets by $333,675 and decreasing long-term assets by $333,675 as of December 31, 2005. Additionally, this change in presentation changed the Company's cash flow statement, increasing cash used in operations by $333,675 and reducing cash used in investing activities by $333,675. This change in presentation of the Company's deposit - related party did not have any impact on the Company's consolidated statement of operations, earnings per share, and consolidated statement of shareholders equity.


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
                                                             ==============


NOTE 3 - PROPERTY AND EQUIPMENT

At December 31, 2005, property and equipment consist of the following:

                                          Useful Life

     Office equipment and furniture         5-7 Years           $   104,369
     Autos and trucks                        10 Years               119,364
     Manufacturing equipment                  7 Years               131,221
     Building and land                       20 Years               465,952
     Leasehold improvements                   5 Years                 3,280
                                                                    -----------
                                                                     824,186
  Less accumulated depreciation                                     (137,952)
                                                                    -----------

                                                                  $  686,234
                                                                   ============

For the year ended December 31, 2005 and 2004, depreciation expense amounted to $42,373 and $34,483, respectively.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 4 - LOANS PAYABLE

Loans payable consisted of the following at December 31, 2005:

Note to De Chang Credit Union due on May 18, 2006 with interest
at 6.70% per annum. Secured by equipment                         $     221,954


Note to De Chang Credit Union due on September 30, 2006 with
interest 6.70% per annum. Secured by equipment                          61,654

Note to De Chang Credit Union due on March 9, 2006 with
interest at 6.70% per annum. Secured by equipment.
Repaid in March 2006                                                    98,646

Note to Agriculture Bank of China due on December 7, 2006
with interest at 6.70% per annum. Secured by equipment                 246,615
                                                                   -------------

     Total                                                             628,869

Less: current portion of loans payable                                (628,869)
                                                                   ------------

Loans payable, long-term                                          $          -
                                                                 ===============


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

The assets and liabilities of Aerisys are presented in the balance sheet under the captions "Assets of discontinued operation" and "Liabilities of discontinued operation". The approximate carrying amounts of the major classes of these assets and liabilities as of December 31, 2005 are summarized as follows:

            Assets:
            Cash                                                    $     4,815
            Accounts receivable                                           5,141
                                                                ----------------

            Assets of discontinued operation                       $      9,956
                                                                 ===============

            Liabilities:
            Due to related party                                        15,000
            Deferred income                                              7,750
                                                                ----------------

            Liabilities of discontinued operation                  $   22,750
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

                                                                       2005
                                                              -----------------

     Revenues                                                 $         34,245
     Operating and other non-operating expenses                         55,062
                                                              -----------------

     Loss from discontinued operations                        $        (20,817)
                                                              =================

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company's 90% owned subsidiary, Likang, is engaged in business activities with two affiliated entities.


Shanghai Likang Meirui Pharmaceuticals High-Tech Company, Ltd. ("Meirui"), a company of which Shanghai Shanhai Group, Likang's minority shareholder, owns 68%, provides certain contract manufacturing of two products for Likang. Specifically, Meirui provides Likang with Ozone producing device equipment and Ultraviolet radiation lamp lights. In addition, under the terms of a two year agreement entered into in January 2005, Meirui produces the Lvshaxing Air Disinfectant Machine and Likang Surgery hand-washing table for Likang. In January 2005, Likang signed a two year agreement with Meirui to market its products to the retail/consumer market using Meirui's proprietary sales network which caters to the retail/consumer market in China. For the years ended December 31, 2005 and 2004, the Company recorded net revenues of $23,987 and $67,356 to Meirui, respectively. Additionally, for the years ended December 31, 2005 and 2004, the Company purchased product from Meirui amounting to $48,489 and $389,400, respectively. At December 31, 2005, Meirui owed Likang $1,718. In general, accounts receivable due from Meirui are payable in cash and are due within 4-6 months, which approximate normal business terms with unrelated parties.


Shanghai Shanhai Group, who is the minority shareholder of Likang, is owned by Group Employee Share-holding Commission (16.25%) and Baoshan District Dachang Town South Village Economic Cooperation Club (83.75%). The Company leases its principal executive offices and warehouse space from Shanghai Shanhai Group for approximately $36,000 per year. Shanghai Shanhai Group also holds the land use permit for the principal executive office building. For the year ended December 31, 2005 and 2004, rent expense paid to this related party amounted to $32,660 and $37,962, respectively. Additionally, in January 2005, the Company borrowed $161,533 from Shanghai Shanhai Group for working capital purposes. The loan bears interest at 10% per annum and is payable on demand. For the year ended December 31, 2005, interest expense related to this note amounted to $16,282.


Shanghai Likang Pharmaceuticals Technology Company, Limited, which is owned by Messrs. Xuelian Bian (90%) and Wei Guan (10%), the Company's officers and directors, sells the Company's products to third parties. For the years ended December 31, 2005 and 2004, the Company recorded net revenues of $1,933,043 and $1,698,923 to Shanghai Likang Pharmaceuticals Technology Company, Limited, respectively. At December 31, 2005, accounts receivable from sales due from Shanghai Likang Pharmaceuticals Technology Company, Limited was $536,977. In general, accounts receivable due from Likang are payable in cash and are due within 4-6 months, which approximate normal business terms with unrelated parties. Additionally, through December 31, 2005, the Company leased approximately 21,500 square feet of manufacturing space from Shanghai Likang Pharmaceuticals Technology Company, Limited for approximately $11,500 annually. In August 2005, the Company entered into an asset purchase agreement with Shanghai Likang Pharmaceuticals Technology Company, Limited and Mr. Bian under which the Company purchased this previously leased building for $333,675. The purchase price was paid for through a reduction of the related parties accounts receivable owed from Shanghai Likang Pharmaceuticals Technology Company, Limited.

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

Stock warrant activity for the year ended December 31, 2005 is summarized as follows:

                                       Number of             Weighted average
                                         shares               exercise price
                                      ---------              ----------------
 Outstanding at December 31, 2004        389,750                $      1.88
     Granted                          34,620,115                        .24
     Exercised                                 -                          -
                                     ------------             ---------------

 Outstanding at December 31, 2005     35,009,865               $      0.25
                                     ============              ==============

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 7 -  SHAREHOLDER' EQUITY (continued)

Common Stock Warrants (continued)

The following table summarizes the Company's stock warrants outstanding at December 31, 2005:

                               Warrants outstanding and exercisable
                              ---------------------------------------------
                                                Weighted      Weighted
                                                 average      average
        Range of                                  remaining    exercise
       exercise price              Number         life            price
      ----------------        ------------    ---------------    -----------
          $0.75-2.50               359,750         1.70           $2.02
         $      0.10             3,753,450         4.50            $0.10
         $      0.20            15,030,000         4.90            $0.20
         $      0.30            15,866,665         5.00            0$.30



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

The table below summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows for years ended December 31, 2005 and 2004:

                                                                        2005                       2004
                                                              -------------------------- --------------------------

        Computed "expected" provision                                         $ 276,639                $   227,220
        State tax provision, net of federal effect                               32,546                     26,732
        Effect of foreign income taxes                                          (205,950)                (144,220)
        Other permanent differences                                              73,942                          -
                                                              -------------------------- --------------------------

                                                                            $   177,177                $   109,732
                                                              ========================== ==========================

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office and manufacturing space under leases in Shanghai, China that expire through February 2011.

Future minimum rental payments required under these operating leases are as follows:

                         Year Ended December 31,
             ---------------------------------------------
                                  2006                              $109,572
                                  2007                                73,742
                                  2008                                41,078
                                  2009                                41,291
                                  2010                                41,291
                                  2011                                 2,874
                                                                  -------------
                Total minimum lease payments                        $309,848
                                                                  =============

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

NOTE 11 - FOREIGN OPERATIONS

For the year ended December 31, 2005 and 2004, the Company derived all of its revenue from its subsidiaries located in the People's Republic of China. Identifiable assets by geographic areas as of December 31, 2005 is as follows:



                                                  Identifiable Assets
                                                  at December 31, 2005
                                                   ---------------
           United States                            $   1,334,639
           China                                        4,191,870
                                                   ---------------

           Total                                    $   5,526,509
                                                   ================



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