Form 10QSB
period 2006-03-31
Linkwell CORP
filed 2006-05-16
CIK 1042463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

      For the transition  period from ____ to _______

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


                   No. 476 Hutai Branch Road, Baoshan District
                             Shanghai, China 200436
                    (Address of principal executive offices)

                                (86) 21-56689332
                (Issuer's telephone number, including area code)

                                       N/A
          (Former name or former address, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 45,304,139 shares at May 10, 2006

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                      LINKWELL CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2006


                                      INDEX
                                                                            Page
PART I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
         Consolidated Balance Sheet (Unaudited) As of March 31, 2006...........3
         Consolidated Statements of Operations (Unaudited)
                  For the Three Months Ended March 31, 2006 and 2005 ..........4
         Consolidated Statements of Cash Flows (Unaudited)
                  For the Three Months Ended March 31, 2006 and 2005...........5
         Notes to Unaudited Consolidated Financial Statements..................6
Item 2.  Management's Discussion and Analysis or Plan of Operations...........22
Item 3.  Controls and Procedures..............................................31

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings....................................................32
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........32
Item 3.  Default Upon Senior Securities.......................................32
Item 4.  Submission of Matters to a Vote of Security Holders..................32
Item 5.  Other Information....................................................33
Item 6.  Exhibits.............................................................33

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

When used in this quarterly report, the terms the "Company," "Linkwell" "we," and "us" refers to Linkwell Corporation, a Florida corporation, our wholly-owned subsidiary Linkwell Tech Group, Inc., a Florida corporation ("Linkwell Tech") and Linkwell Tech's 90% owned subsidiary Shanghai Likang Disinfectant High-Tech Company, Limited ("Likang"). The information which appears on our web site at www.linkwell.us is not part of this quarterly report. All per share information contained in this quarterly report gives effect to a one for 10 (1:10) reverse stock split effective March 24, 2005.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2006
                                   (Unaudited)




                                           ASSETS

CURRENT ASSETS:
    Cash                                                                                            $       879,920
    Accounts receivable, net of allowance for doubtful accounts of $32,919                                1,201,964
    Accounts receivable - related parties                                                                 1,952,525
    Inventories                                                                                             479,295
    Prepaid expenses and other                                                                               92,536
    Loan receivable - related party                                                                         100,000
                                                                                              ----------------------

        Total Current Assets                                                                              4,706,240

PROPERTY AND EQUIPMENT - Net                                                                                737,691
                                                                                              ----------------------

        Total Assets                                                                                $     5,443,931
                                                                                              ======================


                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loans payable                                                                                   $       535,145
    Loan payable - related party                                                                            163,033
    Accounts payable and accrued expenses                                                                   923,571
    Income tax payable                                                                                       47,244
    Advances from customers                                                                                 355,563
                                                                                              ----------------------

        Total Current Liabilities                                                                         2,024,556
                                                                                              ----------------------

MINORITY INTEREST                                                                                           274,818
                                                                                              ----------------------

STOCKHOLDERS' EQUITY:
    Preferred stock (No Par Value; 10,000,000 Shares Authorized;
        No shares issued and outstanding)                                                                         -
    Series A convertible preferred stock (No Par Value; 500,000 Shares Authorized;
        375,345 shares issued and outstanding)                                                              277,276
    Series B convertible preferred stock (No Par Value; 1,500,000 Shares Authorized;
        1,500,000 shares issued and outstanding)                                                          1,395,000
    Common Stock ($0.0005 Par Value; 150,000,000 Shares Authorized;
        45,304,139 shares issued and outstanding)                                                            22,652
    Additional paid-in capital                                                                            2,912,442
    Accumulated deficit                                                                                  (1,129,756)
    Deferred compensation                                                                                  (367,223)
    Other comprehensive gain - foreign currency                                                              34,166
                                                                                              ----------------------

        Total Stockholders' Equity                                                                        3,144,557
                                                                                              ----------------------

        Total Liabilities and Stockholders' Equity                                                  $     5,443,931
                                                                                              ======================



            See notes to unaudited consolidated financial statements

                      LINKWELL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                             For the Three Months
                                                                                Ended March 31,
                                                                      -----------------------------------
                                                                           2006               2005
                                                                      ----------------   ----------------
                                                                        (Unaudited)        (Unaudited)
NET REVENUES:
     Non-affilated companies                                            $     608,271       $   589,938
     Affiliated companies                                                   1,260,255            357,987
                                                                      ----------------   ----------------

        Total Net Revenues                                                  1,868,526            947,925

COST OF SALES                                                               1,227,448            754,637
                                                                      ----------------   ----------------

GROSS PROFIT                                                                  641,078            193,288
                                                                      ----------------   ----------------

OPERATING EXPENSES:
     Selling expenses                                                         105,559             44,734
     General and administrative                                               262,616            132,457
                                                                      ----------------   ----------------


        Total Operating Expenses                                              368,175            177,191
                                                                      ----------------   ----------------

INCOME FROM OPERATIONS                                                        272,903             16,097
                                                                      ----------------   ----------------

OTHER INCOME (EXPENSE):
     Interest income                                                            1,557                182
     Interest expense - related party                                          (4,145)                 -
     Interest expense                                                         (10,770)           (11,299)
                                                                      ----------------   ----------------

        Total Other Expense                                                   (13,358)           (11,117)
                                                                      ----------------   ----------------

INCOME BEFORE DISCONTINUED OPERATIONS, INCOME TAXES
      AND MINORITY INTEREST                                                   259,545              4,980

DISCONTINUED OPERATIONS:
   Gain from disposal of discontinued operations                               12,794                  -
                                                                      ----------------   ----------------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                              272,339              4,980

INCOME TAXES                                                                  (47,124)            (1,401)
                                                                      ----------------   ----------------

INCOME BEFORE MINORITY INTEREST                                               225,215              3,579

MINORITY INTEREST                                                             (23,275)              (358)
                                                                      ----------------   ----------------

NET INCOME                                                              $     201,940       $      3,221
                                                                      ================   ================

BASIC INCOME (LOSS) PER COMMON SHARE:
   Income (loss) from continuing operations                             $        0.00       $       0.00
   Gain from discontinued operations                                             0.00                  -
                                                                      ----------------   ----------------

   Net income (loss) per common share available to
        common shareholders                                             $        0.00       $       0.00
                                                                      ================   ================

DILUTED INCOME (LOSS) PER COMMON SHARE:
   Income (loss) from continuing operations                             $       0.00        $       0.00
   Loss from discontinued operations                                            0.00                   -
                                                                      ----------------   ----------------

   Net income (loss) per common share available to
        common shareholders                                             $       0.00       $        0.00
                                                                      ================   ================


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                                   41,617,176         36,273,470
                                                                      ================   ================
   Diluted                                                                 41,617,176         36,273,470
                                                                      ================   ================


            See notes to unaudited consolidated financial statements

              LINKWELL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                          For the Three Months
                                                                             Ended March 31,
                                                                     --------------------------------
                                                                          2006             2005
                                                                     ---------------  ---------------
                                                                      (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income from continuing operations                             $     189,146       $    3,221
    Adjustments to reconcile net income from continuing
    operations to net
      cash used in operating activities:
      Depreciation and amortization                                          21,872            8,599
      Minority interest                                                      23,275              358
      Allowance for doubtful accounts                                        19,402                -
      Loss on disposal of property and equipment                                  -              124
      Stock-based compensation                                               67,324                -
    Changes in assets and liabilities:
      Accounts receivable                                                   137,900          (57,752)
      Accounts receivable - related party                                (1,070,531)        (128,986)
      Inventories                                                           496,644          (89,438)
      Prepaid and other current assets                                      (10,086)          48,892
      Other assets                                                              739                -
      Accounts payable and accrued expenses                                (485,651)          88,308
      Accounts payable - related party                                            -          (36,583)
      Tax payable                                                           (28,872)               -
      Advances from customers                                               227,608                -
                                                                     ---------------  ---------------

    Net Cash Used in Continuing Operating Activities                       (411,230)        (163,257)
                                                                     ---------------  ---------------

    Net loss from discontinued operations                                    12,794                -
    Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operating activities:
        Net increase in assets of discontinued operations                     9,956                -
        Net increase in liabilities of discontinued operations              (22,750)               -
                                                                     ---------------  ---------------

    Net Cash Used in Discontinued Operations                                      -                -
                                                                     ---------------  ---------------

NET CASH USED IN OPERATING ACTIVITIES                                      (411,230)        (163,257)
                                                                     ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant and equipment                             (66,842)               -
                                                                     ---------------  ---------------

NET CASH USED IN INVESTING ACTIVITIES                                       (66,842)               -
                                                                     ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of loans payable                                            (99,307)               -
                                                                     ---------------  ---------------

NET CASH USED IN FINANCING ACTIVITIES                                       (99,307)               -
                                                                     ---------------  ---------------

EFFECT OF EXCHANGE RATE ON CASH                                              (2,779)               -
                                                                     ---------------  ---------------

NET DECREASE IN CASH                                                       (580,158)        (163,257)

CASH  - beginning of year                                                 1,460,078          467,859
                                                                     ---------------  ---------------

CASH - end of period                                                  $     879,920       $  304,602
                                                                     ===============  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
    Cash paid for:
        Interest                                                      $           -      $    11,299
                                                                     ===============  ===============
        Income taxes                                                  $           -      $    15,484
                                                                     ===============  ===============


            See notes to unaudited consolidated financial statements.

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 1   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Linkwell Corporation (formerly Kirshner Entertainment & Technologies, Inc.) was incorporated in the state of Colorado on December 11, 1996. On May 31, 2000, the Company acquired 100% of HBOA.Com, Inc. The Company focused on development of an Internet portal through which home based business owners, as well as commercial private label businesses, obtain the products, services, and information necessary to start, expand and profitably run their businesses. On December 28, 2000, the Company formed a new subsidiary, Aerisys Incorporated ("Aerisys"), a Florida corporation, to handle commercial private business. In June 2003, the Company formed its entertainment division and changed its name to reflect this new division.

On May 2, 2005, the Company entered into and consummated a share exchange with all of the shareholders of Linkwell Tech Group, Inc. ("Linkwell Tech"). Pursuant to the share exchange, the Company acquired 100% of the issued and outstanding shares of Linkwell Tech's common stock, in exchange for 36,273,470 shares of our common stock, which at closing represented approximately 87.5% of the issued and outstanding shares of our common stock. As a result of the transaction, Linkwell became our wholly owned subsidiary. For financial accounting purposes, the exchange of stock was treated as a recapitalization of Kirshner with the former shareholders of the Company retaining 7,030,669 or approximately 12.5% of the outstanding stock. The consolidated financials statements reflect the change in the capital structure of the Company due to the recapitalization and the consolidated financial statements reflect the operations of the Company and its subsidiaries for the periods presented.

Linkwell Tech was founded on June 22, 2004, as a Florida corporation. On June 30, 2004, Linkwell Tech acquired 90% of Shanghai Likang Disinfectant High-Tech Company, Ltd. ("Likang") through a stock exchange. The transaction on which Linkwell acquired its 90% interest in Likang resulted in the formation of a U.S. holding company by the shareholders of Likang as it did not result in a change in the underlying ownership interest of Likang. Likang is a science and technology enterprise founded in 1988. Likang is involved in the development, production, marketing and sale, and distribution of disinfectant health care products.

Likang's products are utilized by the hospital and medical industry in China. Likang has developed a line of disinfectant product offerings. Likang regards the hospital disinfecting products as the primary segment of its business. Likang has developed and manufactured several series products in the field of skin mucous disinfection, hand disinfection, surrounding articles disinfection, medical instruments disinfection and air disinfection.

On June 30, 2005, the Company's Board of Directors approved an amendment of its Articles of Incorporation to change the name of the Company to Linkwell Corporation. The effective date of the name change was after close of business on August 16, 2005.

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005 and notes thereto contained on Form 10-KSB/A of the Company as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financials statements of the Company include the accounts of its wholly-owned subsidiary, Linkwell Tech, and its 90%-owned subsidiary, Likang. All significant inter-company balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2006 and 2005 include the allowance for doubtful accounts, stock-based compensation, and the useful life of property and equipment and intangible assets.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, customer advances, loans and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments.

Accounts receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2006, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $32,919.

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


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

Advances from customers

Advances from customers at March 31, 2006 of $355,563 consist of prepayments from third party customers to the Company for merchandise that had not yet shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the year ended March 31, 2006.

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

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Income (loss) per common share

In accordance with SFAS No. 128 "Earnings Per Share," Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company's common stock equivalents at March 31, 2006 include the following:

                   Convertible preferred stock               18,753,450
                   Warrants and options                      37,134,865
                                                      ------------------
                                                             55,888,315
                                                      ==================

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

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the U.S. and in China. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. For the three months ended March 31, 2006 and 2005, sales to related parties accounted for 67% and 38% of net revenues, respectively.

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Comprehensive income

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders', changes in paid-in capital and distributions to stockholders.

Shipping costs

Shipping costs are included in selling and marketing expenses and totaled $28,918 and $10,602 for the three months ended March 31, 2006 and 2005, respectively.

Advertising

Advertising is expensed as incurred. Advertising expenses for the three months ended March 31, 2006 and 2005 was not material.

Stock-based compensation

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

Prior to October 1, 2005, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123").

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

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Registration rights agreements

The Company has adopted View C of EITF 05-4 "Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19" ("EITF 05-4"). Accordingly, the Company classifies as liability instruments, the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the SEC within contractually fixed time periods, and
(ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements. Under View C of EITF 05-4, (i) registration rights with these characteristics are accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer's own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments. At March 31, 2006, the Company recorded a registration rights penalty expense of $44,000, which has been included on the accompanying consolidated balance sheet in accounts payable and accrued expenses.

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting
 Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary is the local currency. The financial statements of the subsidiary are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented because the Chinese dollar (RMB) fluctuates with the United States dollar. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash at March 31, 2006 was $2,779.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and salaries paid for the development of the Company's products. In certain cases, the Company may employ the resources of third parties for research and development. Accordingly, the Company may incur research and development fees payable to third parties. To date, these fees have been minimal. Research and development costs for the three months ended March 31, 2006 and 2005 was not material and are included in cost of sales.

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Recent accounting pronouncements

In September 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). This issue is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of this pronouncement did not have any effect on the Company's financial position or results of operations.

In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005. The adoption of this pronouncement did not have any effect on the Company's financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2   INVENTORIES

At March 31, 2006, inventories consisted of the following:


         Raw materials                                   $    261,239
         Work in process                                       26,689
         Finished goods                                       315,082
                                                      ----------------
                                                             603,010
         Less: reserve for obsolescence                     (123,715)
                                                      ----------------
                                                        $    479,295
                                                     ==================

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 3   PROPERTY AND EQUIPMENT

At March 31, 2006, property and equipment consist of the following:

                                                                Useful Life
                                                          -------------------------
             Office equipment and furniture                      5-7 Years                         $    96,885
             Autos and trucks                                     10 Years                             123,111
             Manufacturing equipment                               7 Years                              186,323
             Building and land                                    20 Years                             489,152
             Leasehold improvements                                5 Years                               3,380
                                                                                    ---------------------------

                                                                                                       898,851

             Less accumulated depreciation                                                           (161,160)
                                                                                    ---------------------------


                                                                                                    $  737,691
                                                                                    ===========================


For the three months ended March 31, 2006 and 2005, depreciation expense amounted to $21,872 and $8,599, respectively.

         NOTE 4 - LOANS PAYABLE

Loans payable consisted of the following at March 31, 2006:

Note to De Chang Credit Union due on May 18, 2006 with
interest at 6.70% per annum. Secured by equipment                 $     224,014


Note to De Chang Credit Union due on September 30,
2006 with interest 6.70%per annum. Secured by equipment                 62,226

Note to Agriculture Bank of China due on December 7, 2006
with interest at 6.70% per annum. Secured by equipment                 248,905
                                                              ------------------

     Total                                                            535,145

Less: current portion of loans payable                               (535,145)
                                                              ------------------

Loans payable, long-term                                         $         -
                                                               =================

NOTE 5   DISCONTINUED OPERATIONS

In January 2006, the Company sold 100% of the stock of its subsidiary, Aerisys Incorporated to Mr. Gary Verdier, the Company's former CEO, in exchange for assumption of all liabilities and obligation of Aerisys Incorporated. Accordingly, Aerisys is reported as a discontinued operation, and prior periods have been restated in the Company's financial statements and related footnotes to conform to this presentation. Since, the Company did not acquire Aerisys until May 3, 2005, the Company did not present pro forma information.

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company's 90% owned subsidiary, Likang, is engaged in business activities with two affiliated entities.

Shanghai Likang Meirui Pharmaceuticals High-Tech Company, Ltd. ("Meirui"), a company of which Shanghai Shanhai Group, Likang's minority shareholder, owns 68%, provides certain contract manufacturing of two products for Likang. Specifically, Meirui provides Likang with Ozone producing device equipment and Ultraviolet radiation lamp lights. In addition, under the terms of a two year agreement entered into in January 2005, Meirui produces the Lvshaxing Air Disinfectant Machine and Likang Surgery hand-washing table for Likang. In January 2005, Likang signed a two year agreement with Meirui to market its products to the retail/consumer market using Meirui's proprietary sales network which caters to the retail/consumer market in China. For the three months ended March 31, 2006 and 2005, the Company recorded net revenues of $4,044 and $8,013 to Meirui, respectively. Additionally, for the three months ended March 31, 2006 and 2005, the Company purchased product from Meirui amounting to $0 and $0, respectively. At March 31, 2006, Meirui owed Likang $3,433. In general, accounts receivable due from Meirui are payable in cash and are due within 4 to 6 months, which approximate normal business terms with unrelated parties.

Shanghai Shanhai Group, who is the minority shareholder of Likang, is owned by Group Employee Share-holding Commission (16.25%) and Baoshan District Dachang Town South Village Economic Cooperation Club (83.75%). The Company leases its principal executive offices and warehouse space from Shanghai Shanhai Group for approximately $36,000 per year. Shanghai Shanhai Group also holds the land use permit for the principal executive office building. For the three months ended March 31, 2006 and 2005, rent expense paid to this related party amounted to approximately $9,000 and $5,880, respectively. Additionally, in January 2005, the Company borrowed $163,033 from Shanghai Shanhai Group for working capital purposes. The loan bears interest at 10% per annum and is payable on demand. For the three months ended March 31, 2006, interest expense related to this note amounted to $4,145.

Shanghai Likang Pharmaceuticals Technology Company, Limited, which is owned by Messrs. Xuelian Bian (90%) and Wei Guan (10%), the Company's officers and directors, sells the Company's products to third parties. For the three months ended March 31, 2006 and 2005, the Company recorded net revenues of $1,256,211 and $349,974 to Shanghai Likang Pharmaceuticals Technology Company, Limited, respectively. At March 31, 2006, accounts receivable from sales due from Shanghai Likang Pharmaceuticals Technology Company, Limited was $1,949,092. In general, accounts receivable due from Likang are payable in cash and are due within 4 to 6 months, which approximate normal business terms with unrelated parties.

On December 28, 2005, the Company loaned $100,000 to Shanghai Likang Pharmaceuticals Technology Company, Limited for working capital purposes. The balance bears interest at 3% and was repaid in April 2006.

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 7   SHAREHOLDERS' EQUITY

Preferred Stock

(a) Series A Convertible Preferred Stock

On May 11, 2005, the Company's Board of Directors approved the creation of 500,000 shares of Series A Convertible Preferred Stock having the following rights, preferences and limitations: (a) each share has a stated value of $.80 per share and no par value; (b) each share ranks equally with any other series of preferred stock designated by the Company and not designated as senior securities or subordinate to the Series A Convertible Preferred Stock; (c) each share entitles the holder to receive a six percent (6%) per annum cumulative dividend when, as and if, declared by the Board of Directors of the Company; (d) these shares are convertible into shares of the Company's Common Stock at a per share value of $.08 per share; (e) the shares have no voting rights, and (f) the shares are not subject to redemption.

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

On the date of issuance of the Series A Preferred Stock, the effective conversion price was at a discount to the price of the common stock into which it was convertible. In accordance with Emerging Issues Task Force ("EITF") 98-5 and EITF 00-27, the Series A Preferred Stock was considered to have an embedded beneficial conversion feature because the conversion price was less than the fair value of the Company's common stock. This beneficial conversion feature is calculated after the warrants have been valued with

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 7 -  SHAREHOLDER' EQUITY (continued)

Preferred Stock (continued)

proceeds allocated on a relative value basis. This series A convertible Preferred was fully convertible at the issuance date, therefore the full amount of proceeds allocated to the Series A Preferred was determined to be the value of the beneficial conversion feature and was recorded as a deemed dividend with a corresponding credit to additional paid-in capital in the amount of $300,276 in fiscal 2005.

(b) Series B 6% Cumulative Convertible Preferred Stock

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

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 7  SHAREHOLDER' EQUITY (continued)

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

The Company agreed to file a registration statement covering the shares of common stock underlying the

In accordance with Emerging Issues Task Force ("EITF") 98-5 and EITF 00-27, the Series B Preferred was considered to have an embedded beneficial conversion feature because the conversion price was less than the fair value of the Company's common stock. This beneficial conversion feature is calculated after the warrants have been valued with proceeds allocated on a relative value basis. This Series B Convertible Preferred was fully convertible at the issuance date, therefore the full amount of proceeds allocated to the Series B Preferred was determined to be the value of the beneficial conversion feature and was recorded as a deemed dividend with a corresponding credit to additional paid-in capital in the amount of $1,500,000 in fiscal 2005.

In 2005, the Company computes the fair value of the warrants using the Black-Scholes valuation model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The assumptions used in this model to estimate fair value of the warrants granted are as follows:

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

Common Stock

For the three months ended March 31, 2006 and 2005, amortization of stock based compensation amounted to $67,324 and $0, respectively.

Stock Options

Effective June 28, 2005, the Company's Board of Directors authorized, approved and adopted its 2005 Equity Compensation Plan. The purpose of the plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give these persons a greater personal interest in the

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 7 -  SHAREHOLDER' EQUITY (continued)

Stock Options (continued)

success of our business and an added incentive to continue to advance and contribute to us. The Company has currently reserved 5,000,000 of its authorized but unissued shares of common stock for issuance under the plan, and a maximum of 5,000,000 shares may be issued, unless the plan is subsequently amended (subject to adjustment in the event of certain changes in our capitalization), without further action by its Board of Directors and stockholders, as required. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by the Company, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by the Company for other purposes.

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

Any incentive option granted under the plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any incentive option granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The term of each plan option and the manner in which it may be exercised is determined by the Board of Directors or the committee, provided that no option may be exercisable more than ten years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. The exercise price of non-qualified options shall be determined by the Board of Directors or the Committee, but shall not be less than the par value on the date the option is granted. The per share purchase price of shares issuable upon exercise of a Plan option may be adjusted in the event of certain changes in our capitalization, but no such adjustment shall change the total purchase price payable upon the exercise in full of options granted under the Plan. Unless the plan has

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 7 -  SHAREHOLDER' EQUITY (continued)

Stock Options (continued)

been previously suspended or terminated by the Board of Directors, the plan, as it relates to grants of incentive stock options, terminates on June 28, 2015.

During the three months ended March 31, 2006, the Company did not grant any stock options.

Common Stock Warrants

In January 2006, the Company issued China Direct Investments, Inc. three-year common stock purchase warrants to purchase 2,125,000 shares of our common stock at an exercise price of $0.20 per share for business development and management services rendered and to rendered in the future. The fair market value of these warrants of $327,880 will be amortized over the service period and was estimated on the date of grant using the Black-Scholes option-pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.35%, volatility of 330% and expected term of 3 years.

Stock warrant activity for the year ended March 31, 2006 is summarized as follows:

                                              Number of         Weighted average
                                               shares           exercise price

Outstanding at December 31, 2005              35,009,865                $0.25
         Granted                              2,125,000                  0.20
         Exercised                                   -                      -
                                            --------------             ------
Outstanding at March 31, 2006                37,134,865                 $0.25
                                            ==========                 =====

The following table summarizes the Company's stock warrants outstanding at March 31, 2006:

                                                              Warrants outstanding and exercisable

                                                                       Weighted         Weighted
                                                                       average          average
         Range of                                                      remaining        exercise
         exercise price             Number                               life            price
-----------------------------------------------------         ------------------        -----
         $0.75-2.50                     359,750                       1.45             $2.02
         $0.10                        3,753,450                        4.25             $0.10
         $0.20                      17,155,000                         4.50             $0.20
         $0.30                      15,866,665                         4.75             0$.30


                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 8   OPERATING RISK

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

(b) Products risk

In addition to competing with other manufacturers of disinfectant product offerings, the Company competes with larger U.S. companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel. These U.S. companies may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

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

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 11  FOREIGN OPERATIONS

For the three months ended March 31, 2006 and 2005, the Company derived all of its revenue from its subsidiaries located in the People's Republic of China. Identifiable assets by geographic areas as of March 31, 2006 are as follows:


                                                     Identifiable Assets
                                                       at March 31, 2006
                                                   ------------------------

           United States                             $    135,871
           China                                        5,308,060
                                                   ------------------------


                            Total                   $   5,443,931
                                                  =========================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

            In May 2005, we closed a share exchange agreement with all of the shareholders of Linkwell Tech under which we acquired 100% of the issued and outstanding shares of Linkwell Tech's common stock in exchange for 36,273,470 shares of our common stock, which at closing represented approximately 87.5% of the issued and outstanding shares of our common stock. As a result of the transaction, Linkwell Tech became our wholly owned subsidiary. In June, 2004, prior to our share exchange with Linkwell Tech, Linkwell Tech acquired 90% of Likang through a stock exchange with Shanghai Likang Pharmaceuticals Technology Company, Limited, the then 90% shareholder of Likang. Shanghai Likang Pharmaceuticals Technology Company, Limited is owned by Messrs. Xuelian Bian and Wei Guan, our officer, directors and principal shareholders. Shanghai Shanhai Group, an unaffiliated third party, owns the remaining 10% of Likang. The transaction in which Linkwell Tech acquired the 90% interest in Likang resulted in the formation of a U.S. holding company by Messrs. Bian and Guan as it did not result in a change in the underlying ownership interests of Likang. For financial accounting purposes, the reverse merger transaction in which we acquired Linkwell Tech was treated as a recapitalization of our company with the former shareholders of the company retaining approximately 12.5% of the outstanding stock. We regard Likang's business of disinfectant products for the commercial medical industry as the primary segment of our business. Our consolidated financials statements included elsewhere in this report for the periods after the date of the stock exchange between our company and Linkwell Tech reflect the change in the capital structure of our company due to the recapitalization. The consolidated financial statements for the three months ended March 31, 2006 reflect the operations of our company including Linkwell Tech and Likang for the periods presented while the results of operations for the three months ended March 31, 2005 are those of Likang.

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

Three months ended March 31, 2006 as compared to the three months ended March 31, 2005

Results of Operations

                                                                Three Months Ended March 31,
                                                            -------------------------------------          $               %
                                                                 2006               2005                Change          Change
                                                            ---------------- --------------------    -------------    ------------
Net revenues                                                    $ 1,868,526          $   947,925         $920,601           97.1%
Cost of sales                                                     1,227,448              754,637          472,811           62.7%
Selling expenses                                                    105,559               44,734           60,825          136.0%
G&A expenses                                                        262,616              132,457          130,159           98.3%
Total operating expenses                                            368,175              177,191          190,984          107.8%
Operating income                                                    272,903               16,097          256,806        1,595.4%
Total other (expense)                                              (13,358)             (11,117)          (2,241)           20.2%
Gain from discontinued operations                                    12,794                    -           12,794          100.0%
Income taxes                                                       (47,124)              (1,401)         (45,723)        3,263.6%
Minority interest                                                  (23,275)                (358)         (22,917)        6,401.4%
                                                            ---------------- --------------------    -------------    ------------

Net income                                                        $ 201,940           $    3,221         $198,719        6,169.5%
                                                            ================ ====================    =============    ============



                                                              Three Months Ended March 31,
                                                                2006                2005          % of Change
                                                              -----------------------------    -------------
Other key indicators:                                           65.7%                79.6%           -13.9%
Cost of sales as a percentage of revenues
Gross profit margin                                             34.3%                20.4%           +13.9%
Selling expenses as a percentage of revenues                     5.6%                 4.7%            +0.9%
G&A expenses as a percentage of revenues                        14.1%                14.0%            +0.1%
Total operating expenses as a
percentage of revenues                                          19.7%                18.7%            +1.0%


Net revenues

         Net revenues for the three months ended March 31, 2006 were $1,868,526 as compared to net revenues of $947,925 for the three months ended March 31, 2005, an increase of $920,601 or approximately 97.1%. We believe our increase in our net revenues in the three months ended March 31, 2006 was attributable to a recent surge in demand for disinfectant products. Recent health scares such as SARS and the avian flu have increased the public awareness of health standards in China. In response the Chinese government has implemented a series of initiatives to establish minimum health standards. As a result, public demand for disinfectant products has increased. We cannot be assured that demand will continue to increase. Additionally Linkwell introduced new products such as Jifro 4% Chlorhexidine Gluconate, Dianerkang, 2% glutaraldehyde disinfectant, and the revised 84' disinfectant. Initially, these products have been received favorably by the public. There is no assurance that these products will continue to witness increased public demand.

         Of our total net revenues for the three months ended March 31, 2006, approximately 67% were attributable to sales to related parties and approximately 33% were attributable to sales to third parties, as compared to approximately 38% and approximately 62%, respectively, for the three months ended March 31, 2005. Included in our net revenues for the three months ended March 31, 2006 were revenues of $1,260,211 from sales of our products to Shanghai Likang Pharmaceuticals Technology Company, Limited, an affiliated entity, an increase of $906,237, or approximately 259%, from the three months ended March 31, 2005. Also included in our net revenues for the three months ended March 31, 2006 were revenues of $4,044 from sales of our products to Shanghai Likang Meirui Pharmaceuticals High-Tech Co., Ltd., an affiliate, a decrease of $3,969 or approximately 49.5%, from the three months ended March 31, 2005. While we increased sales to non-related parties approximately 3% for the three months ended March 31, 2006 from the comparable period in fiscal 2005, sales to related parties increased $902,269, or approximately 252%, which accounts for our significant increase in revenues in the first quarter of fiscal 2006 from the first quarter of fiscal 2005. Shanghai Likang Pharmaceuticals Technology Company, Limited, sells our products using 72 independent sales representatives in other provinces of China. We primarily attribute this increase in related party sales to the effects of the overall demand for disinfectant products which has increased orders from Shanghai Likang Pharmaceuticals Technology Company, Limited's customers for our products.

Cost of sales

         Cost of sales includes raw materials and manufacturing costs, which includes labor, rent and an allocated portion of overhead expenses such as utilities directly related to product production. For the three months ended

March 31, 2006, cost of sales amounted to $1,227,448 or approximately 65.7% of net revenues as compared to cost of sales of $754,637 or approximately 79.6% of net revenues for the three months ended March 31, 2005. Historically, our costs of sales is attributable approximately 65% to raw material costs and approximately 35% to manufacturing costs. We purchase raw materials from six primary suppliers and we have signed purchase contracts with these suppliers in an effort to ensure a steady supply of raw materials. We also purchase raw materials and finished product from Shanghai Likang Meirui Pharmaceutical High-Tech Co. Ltd., an affiliate. These purchases totaled $0 and $0 for the three months ended March 31, 2006 and the three months ended March 31, 2005, respectively. We have not historically experienced a fluctuation in raw material prices and do not anticipate that the prices will vary much during fiscal 2006.

         The decrease in cost of sales as a percentage of net revenues for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 is attributable to the effect of price increases during the later part of fiscal 2005. Included in our overhead costs are rent on our manufacturing facilities which included a building we leased from Shanghai Likang Pharmaceuticals Technology Company, Limited, an affiliate, for approximately $11,500 annually, which we purchased during the later part of fiscal 2005 which served to reduce certain of our overhead expenses through the elimination of this rent expense; however, during the later part of fiscal 2005 we leased additional warehouse facilities under agreements which provide for annual rental of approximately $37,000 which are reflected in our overhead expenses for the first quarter of fiscal 2006. We experienced an increase in overhead costs such as utilities and rent during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Gross profit

         Gross profit for the three months ended March 31, 2006 was $641,078 or approximately 34.3% of net revenues, as compared to $193,288 or approximately 20.4% of revenues for the three months ended March 31, 2005. The gross profit reflects an overall increase in our sales prices as we expand into new markets. For example, our Ai'ershi disinfectant tablets are sold in Shanghai for approximately $.83 per bottle. However in newer markets such as DongBei Province, Ai'ershi disinfectant tablets are sold at approximately $1.64 per bottle. An'erdian skin disinfectant sold for approximately $.36 per bottle in BeiJing and Shanghai. We currently sell this product in western cities such as ChongQing and XiAn at approximately $.49 per bottle, an increase of 36%.

Operating expenses

         Total operating expenses for the three months ended March 31, 2006 were $368,175, an increase of $190,984, or approximately 107.8%, from total operating expenses in the three months ended March 31, 2005 of $177,191. This increase included the following:

         * For the three months ended March 31, 2006, selling expenses amounted to $105,559 as compared to $44,734 for the three months ended March 31, 2005, an increase of $60,825 or approximately 136%. This increase is attributable to increased local sales tax costs and commissions associated with our increased revenues of approximately $20,000. We pay local sales tax to local authorities upon sale of product to customers. Similar to the U.S., each Chinese province has its own tax authorities. As we expand our sales into new territories, we will be subject to various taxes. Additionally, during the three months ended March 31, 2006, we incurred additional costs of approximately $18,000 in connection with increased shipping costs to customers, increased advertising costs of approximately $12,000, and increased sales-related consulting expenses of approximately $21,000 related to business development into new territories. We expect our selling expenses to increase as our revenues increase and expect to spend increased funds on adverting and promotion of our products as well as sales training. During fiscal 2006 we intend to expand our marketing efforts and have set aside approximately $300,000 of the proceeds from our recent private placement for increased marketing of our products in the PRC during fiscal 2006.

          o For the three months ended March 31, 2006, general and administrative expenses were $262,616 as compared to $132,457 for the three months ended March 31, 2005, an increase of $130,159, or approximately 98.3% and included the following:
         o We incurred consulting fees during the three months ended March 31, 2006 of $67,323 substantially related to the issuance of common stock for business development and management services related to our administrative operations in the United States. We did not incur such costs during the three months ended March 31, 2005. We expect these costs to increase in 2006 due to our business development efforts in the United States.
         o For the three months ended March 31, 2006, salaries and wages and related benefits increased by approximately $36,000 to $74,519 for the three months ended March 31, 2006 from $38,275 in the 2005 period due to the hiring of additional employees.
         o We incurred additional operating expenses associated with overall price increases, increased telephone and communications usage, and increase travel and entertainment.

            Included in our general and administrative expenses is rent expense that we pay on our principal executive offices and warehouse space which we lease from Shanghai Shanhai Group, an affiliate, for approximately $36,000 a year. We anticipate that general and administrative expenses will continue to increase during fiscal 2006 as a result of increased professional fees related to audit costs and our registration statement. In addition, we have allocated $400,000 from the proceeds of our recent private placement for costs, including market research, related to the possible expansion of the market for our products into the U.S.

Income from operations

         We reported income from operations of $272,903 for the three months ended March 31, 2006 as compared to income from operations of $16,097 for the three months ended March 31, 2005, an increase of $256,806 or approximately 1,595%.

Other income (expense)

         For the three months ended March 31, 2006 total other expenses amounted to $13,358 as compared to $11,117 for the three months ended March 31, 2005, an increase of $2,241. This change is primarily attributable to:

* Interest expense - related party of $4,145 represents interest due Shanghai Shanhai Company, Likang's minority shareholder, on a demand loan in the principal amount of $161,533 made to Likang for working capital, and

* Interest expense was $10,770 as compared to $11,299 for the three months ended March 31, 2005, a decrease of $529 due to decreased borrowings during the three months ended March 31, 2006.

Income before discontinued operations, income taxes and minority interest

         Our income before discontinued operations, income taxes and minority interest increased by $254,565 for the three months ended March 31, 2006 as compared to the comparable 2005 primarily as a result of increased net revenues.

Discontinued operations

            In January 2006, we sold 100% of the capital stock of our Aerisys subsidiary to its former CEO in exchange for an assumption of all liabilities related to it. The gain from discontinued operations in the three months ended March 31, 2006 represents the gain on disposal of this subsidiary.

Minority interest

         For the three months ended March 31, 2006, we reported a minority interest in income of $23,275 as compared to $358 for the three months ended March 31, 2005. The minority interest is attributable to Likang's minority shareholder, and had the effect of reducing our net income.

Net income

         As a result of these factors, we reported net income of $201,940 for the three months ended March 31, 2006 as compared to net income of $3,221 for the three months ended March 31, 2005. This translates to an overall per-share income available to shareholders of $.00 for the three months ended March 31, 2006 compared to per-share income of $.00 for the three months ended March 31, 2005.

Liquidity and Capital Resources

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between March 31, 2006 (unaudited) and December 31, 2005



                                    March 31,        December 31             $ of           % of
                                       2006             2005                  Change       Change
                                    ---------------------------------------------------------------
                                    (unaudited)
Working capital                     $2,681,684       $2,423,997             $  257,687        +10.6%
Cash                                $   879,920      $1,460,078             $( 580,158)      - 39.7%
Accounts receivable, net            $1,201,964       $1,347,163             $( 145,199)      - 10.8%
Accounts receivable - related       $1,952,525       $  872,370             $1,080,155        + 124%
Inventories                         $  479,295       $  968,224             $( 488,929)      - 50.5%
Prepaid expenses                    $   92,536       $   81,750             $   10,786        +13.2%
Loan receivable-related parties     $  100,000       $  100,000             $        0          none
Total current assets                $4,706,240       $4,839,541             $( 133,301)      -  2.8%
Property and equipment, net         $  737,691       $  686,234             $   51,457       -  7.5%

Loans payable                       $  535,145      $   628,869             $(  93,724)      - 14.9%
Loans payable - related             $  163,033      $   161,533             $    1,500        +0.01%
Accounts payable and
      accrued expenses              $  923,571      $1,400,704              $( 477,133)     - 34.1%
Advances from customers             $  355,563      $  126,199              $  229,364        +182%
Total current liabilities           $2,024,556      $2,415,544              $( 390,988)     - 16.2%
Total liabilities                   $2,299,374      $2,664,714              $( 365,340)     - 13.7%


         At March 31, 2006, we had a cash balance of $879,920. As of March 31, 2006, our cash position by geographic area is as follows:

                  United States             $      2,335
                  China                          877,585
                                            --------------
                                            $    879,920
                                            ==============

            Our working capital position increased $257,687 to $2,681,684 at March 31, 2006 from $2,423,997 at December 31, 2005. This increase in working capital is primarily attributable to an increase of approximately $1.1 million in accounts receivable due us from related parties as discussed below, which was offset by decreases in cash (approximately $580,000), accounts receivable due from third parties (approximately $146,000) and inventories (approximately $489,000). The increase in accounts receivable - related parties and corresponding decreases in cash and inventories reflects the effects of increased sales during the first quarter of fiscal 2006 and the corresponding receivables generated by those sales.

         The decrease in our current assets of $133,301 at March 31, 2006 as compared to December 31, 2005 was offset by an decrease in our current liabilities of $390,988 at March 31, 2006 as compared to December 31, 2005. The decrease in our current liabilities is primarily attributable to decreased borrowings and lower payable and accrued expenses which were offset by an increase in advances from customers.


         At March 31, 2006, our inventories of raw materials, work in process and finished goods, before a reserve for obsolete inventory totaled $479,295, a decrease of $489,000, or approximately 51%, from December 31, 2005. At March 31, 2006 we have reserved $123,715 for possible obsolescence of inventories which represents a minimal increase from inventory reserves at December 31, 2005. Our management determined the reserve was appropriate based upon its internal analysis of our sales and anticipated customer demand. We expect to maintain higher inventory levels to accommodate for anticipated future sales growth as well as a wider variety of products. As of March 31, 2006, our inventory levels decreased due to a surge in revenues. Subsequent to the period, our inventory quantities returned to normal levels as due to increased production.


         At March 31, 2006 our accounts receivable, allowance for doubtful accounts from third parties was $32,929 as compared to $13,343 at December 31, 2005 and reflects our best estimate of probable losses. Occasionally we will request a customer prepaid an order prior to shipment. At March 31, 2006 our balance sheet reflected advances from customers of $355,563, an increase of $229,364, or approximately 182%, from December 31, 2005.

         At March 31, 2006 related parties owed us $2,052,525 which included:

         * $1,949,092 in accounts receivable due from to Shanghai Likang Pharmaceuticals Technology Company, Limited for the purchase of products from us,

         * $3,433 accounts receivable due from Shanghai Likang Meirui Pharmaceutical High-Tech Co. Ltd. for the purchase of products from us, and

         * $100,000 due from Shanghai Likang Pharmaceuticals Technology Company, Limited which represents a working capital loan to that entity. This loan was repaid in April 2006.

         As described earlier in this section, we sell products to these two affiliated entities. Our terms of sale and settlement on sales to Shanghai Likang Meirui Pharmaceutical High-Tech Co. Ltd. are the same as we offer our third party customers. Shanghai Likang Pharmaceuticals Technology Company, Limited purchase products from us on an as needed basis in order to fill customer orders they have received and do not maintain an inventory of our products. They tender payment to us upon receipt of payment from their customer. The accounts receivable from Shanghai Likang Pharmaceuticals Technology Company, Limited are historically paid within approximately four to six months, which is the same receivable turn as we experience with our third party customers.

         Our balance sheet at March 31, 2006 also reflects a loan payable to a related party of $163,033 which is a working capital loan made to us by Shanghai Shanhai Group in January 2005. This loan bears interest at 10% per annum and is due on demand.

         Net cash used in operating activities for the three months ended March 31, 2006 was $411,230 as compared to net cash used in operating activities of $163,257 for the three months ended March 31, 2005. For the three months ended March 31, 2006, we used cash in operations to fund a net increase in accounts receivable of $932,631, including an increase of $1,070,531 in accounts receivables from related parties, and a decrease in accounts payable and accrued expenses of $485,651. These increases were offset by our net income, a decrease in inventory and an increase in advances from customers, together with an add back of non-cash items of $131,783 For the three months ended March 31, 2005, we used cash to fund a net increase in accounts receivable of $186,738, including an increase in accounts receivable - related parties of $128,986, an increase in inventory of $89,438 and a reduction in accounts payable - related parties of $36,583 which were offset by our net income, increases in prepaid and other current assets and accounts payable and accrued expenses together with an add back of non-cash items of $9,082.

         Net cash used in investing activities for the three months ended March 31, 2006 was $66,842 as compared to $0 for the three months ended March 31, 2005, which reflected the purchase of additional manufacturing equipment in the first quarter of fiscal 2006.

         Net cash used by financing activities was $99,307 for the three months ended March 31, 2006 as compared to $0 for the three months ended March 31, 2005 and reflects the repayment of a loan from a financial institution which became due in March 2006.

         We reported a net decrease in cash for the three months ended March 31, 2006 of $580,158 as compared to a net decrease in cash of $163,257 for the three months ended March 31, 2005.

         We currently have no material commitments for capital expenditures. As of March 31, 2006, we had approximately $535,000 in short term loans maturing during fiscal 2006. We plan on renewing these loans when they become due at term comparable to current terms. Other than working capital and loans, we presently have no other alternative source of working capital. We want to build an additional manufacturing line and upgrade our manufacturing facilities and technologies, in order to expand our disinfection products. Based upon our preliminary estimates this will require capital and other expenditures of approximately $1 million. We do not have sufficient working capital to fund the additional line and upgrade our manufacturing facilities and technologies as well as providing working capital necessary for our ongoing operations and obligations. We will need to raise additional working capital to complete this project. We may seek to raise additional capital through the sale of equity securities. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to our company. At this time, we have no commitments or plans to obtain additional capital.

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

         Property and equipment - We record property and equipment at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. We review these long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less than the carrying amount, their carrying amount is reduced to fair value and an impairment loss is recognized. To date, we have not recognized any impairment losses.

Accounting for Stock Based Compensation - Effective October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, we will recognize the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

Prior to October 1, 2005, we accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123").


Recent Accounting Pronouncements

In September 2005, the FASB ratified EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). This issue is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of this pronouncement did not have any effect on our financial position or results of operations.

In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005. The adoption of this pronouncement did not have any effect on our financial position or results of operations.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 3.  CONTROLS AND PROCEDURES


         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2006, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this annual report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

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

            During May 2006 we were required to restate our financial statements for the fiscal year ended December 31, 2005 to correct an error related to the accounting for a transaction recorded in the fourth quarter of fiscal 2005 in which our subsidiary Likang purchased a building from a related party, Shanghai Likang Pharmaceuticals Technology Company, Limited. Because of these accounting errors, our management determined that a deficiency in internal controls existed related to the recordation of related party transactions and that this control deficiency constituted a material weakness at December 31, 2005. All of our employees and accounting staff are located in the PRC and we do not presently have a chief financial officer, comptroller or similarly titled senior financial officer who is bilingual and experienced in the application of U.S. GAAP. During fiscal 2006 we began a search for an appropriate candidate who can fill such a position; however, we are unable to predict when such a person will be hired. During fiscal 2006 we also intend to provide additional training to our accounting staff in the application of U.S. GAAP. As a result of these matters, our management believes that a deficiency in our internal controls continues to exist. Until we expand our staff to include a bilingual senior financial officer who has the requisite experience necessary, as well as supplement the accounting knowledge of our staff, it is likely that we will continue to have material weaknesses in our disclosure controls.



Other than the changes discussed above there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  None.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

                  None.

Item 3.           Defaults Upon Senior Securities

                  None.

Item 4.           Submissions of Matters to a Vote of Security Holders

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

                                                Linkwell Corporation

Date:  May 16, 2006                             By: /s/ Xuelian Bian
                                                -------------------
                                                Xuelian Bian
                                                Chief Executive Officer and
                                                principal financial
                                                accounting officer