Form 10QSB
period 2006-06-30
Linkwell CORP
filed 2006-08-21
CIK 1042463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the transition period from ________ to __________


                        Commission File Number: 000-24977

                              LINKWELL CORPORATION.
          (Exact name of small business issuer as specified in charter)

                               FLORIDA 65-1053546
           (State or other jurisdiction of (I.R.S. Employer I.D. No.)
                  incorporation or organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 57,557,589 shares at August 10, 2006

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                      LINKWELL CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2006

                                      INDEX
                                                                            Page
PART I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
         Consolidated Balance Sheet (Unaudited) As of June 30, 2006............3
         Consolidated Statements of Operations (Unaudited)
                  For the Three and Six Months Ended June 30, 2006 and 2005 ...4 Consolidated Statements of Cash Flows (Unaudited)
                  For the Six Months Ended June 30, 2006 and 2005..............5
         Notes to Unaudited Consolidated Financial Statements..................6
Item 2.  Management's Discussion and Analysis or Plan of Operation............24
Item 3.  Controls and Procedures..............................................35

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings....................................................36
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........36
Item 3.  Default Upon Senior Securities.......................................36
Item 4.  Submission of Matters to a Vote of Security Holders..................36
Item 5.  Other Information....................................................36
Item 6.  Exhibits.............................................................36

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this quarterly report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to increase our revenues, develop our brands, implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control.

         You should consider the areas of risk described in connection with any forward-looking statements that may be made in our annual report as filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this quarterly report in its entirety, Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this quartlery report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

                      LINKWELL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2006
                                   (Unaudited)

                                          ASSETS

CURRENT ASSETS:
    Cash                                                                                             $ 1,212,562
    Accounts receivable, net of allowance for doubtful accounts of $62,330                             1,329,508
    Accounts receivable -  related parties                                                             1,577,459
    Inventories                                                                                          451,284
    Prepaid expenses and other                                                                           133,720
    Advance on purchases - related party                                                                  24,980
    Due from related party                                                                               124,899
                                                                                            ---------------------

        Total Current Assets                                                                           4,854,412

PROPERTY AND EQUIPMENT - Net                                                                             735,311

OTHER ASSET                                                                                              249,797
                                                                                            ---------------------

        Total Assets                                                                                 $ 5,839,520
                                                                                            =====================


                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loans payable                                                                                    $   636,982
    Loans payable-related party                                                                          163,617
    Accounts payable and accrued expenses                                                                937,454
    Accrued preferred stock dividends payable                                                             45,617
    Advances from customers                                                                              381,099
                                                                                            ---------------------

        Total Current Liabilities                                                                      2,164,709
                                                                                            ---------------------

MINORITY INTEREST                                                                                        257,069
                                                                                            ---------------------

STOCKHOLDERS' EQUITY:
    Preferred stock (No Par Value; 10,000,000 Shares Authorized;
        No shares issued and outstanding)                                                                      -
    Series B convertible preferred stock (No Par Value; 1,500,000 Shares Authorized;
        1,500,000 shares issued and outstanding)                                                       1,395,000
    Common Stock ($0.0005 Par Value; 150,000,000 Shares Authorized;
        49,057,589 shares issued and outstanding)                                                         24,529
    Additional paid-in capital                                                                         3,187,841
    Accumulated deficit                                                                                 (935,739)
    Deferred compensation                                                                               (299,900)
    Other comprehensive gain-foreign currency                                                             45,951
                                                                                            ---------------------

        Total Stockholders' Equity                                                                     3,417,682
                                                                                            ---------------------

        Total Liabilities and Stockholders' Equity                                                   $ 5,839,520
                                                                                            =====================


            See notes to unaudited consolidated financial statements

                      LINKWELL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 For the Three Months             For the Six Months
                                                                   Ended June 30,                   Ended June 30,
                                                            -------------------------------  ------------------------------

                                                                2006             2005            2006            2005
                                                            --------------   --------------  --------------  --------------

NET REVENUES
     Non-affiliated companies                                 $   794,191      $   727,601     $ 1,402,462     $ 1,317,539
     Affiliated companies                                         669,060          444,501       1,929,315         802,488
                                                            --------------   --------------  --------------  --------------

     Total Net Revenues                                         1,463,251        1,172,102       3,331,777       2,120,027

COST OF SALES                                                     762,592          741,022       1,990,040       1,495,659
                                                            --------------   --------------  --------------  --------------

GROSS PROFIT                                                      700,659          431,080       1,341,737         624,368
                                                            --------------   --------------  --------------  --------------
OPERATING EXPENSES:
     Selling expenses                                              99,648           63,785         205,207         108,519
     General and administrative                                   322,422          185,754         585,038         318,211
                                                            --------------   --------------  --------------  --------------

        Total Operating Expenses                                  422,070          249,539         790,245         426,730
                                                            --------------   --------------  --------------  --------------

INCOME FROM OPERATIONS                                            278,589          181,541         551,492         197,638
                                                            --------------   --------------  --------------  --------------

OTHER INCOME (EXPENSE):
     Registration rights penalty                                  (30,000)               -         (30,000)              -
     Interest income                                                  866              257           2,423             439
     Interest expense - related party                              (4,162)               -          (8,307)              -
     Interest expense                                              (9,011)         (10,155)        (19,781)        (21,454)
                                                            --------------   --------------  --------------  --------------

        Total Other Expense                                       (42,307)          (9,898)        (55,665)        (21,015)
                                                            --------------   --------------  --------------  --------------
INCOME BEFORE DISCONTINUED OPERATIONS, INCOME TAXES
      AND MINORITY INTEREST                                       236,282          171,643         495,827         176,623

DISCONTINUED OPERATIONS:
     Gain (loss) from disposal of discontinued operations               -             (548)         12,794            (548)
                                                            --------------   --------------  --------------  --------------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                  236,282          171,095         508,621         176,075

INCOME TAXES                                                      (15,258)         (28,999)       (62,382)        (30,400)
                                                            --------------   --------------  --------------  --------------

INCOME BEFORE MINORITY INTEREST                                   221,024          142,096        446,239         145,675

MINORITY INTEREST                                                  18,610         (17,771)         (4,665)        (18,129)
                                                            --------------   --------------  --------------  --------------
NET INCOME                                                        239,634          124,325         441,574         127,546

DEEMED PREFERRED STOCK DIVIDEND                                         -         (300,276)              -        (300,276)
CUMULATIVE PREFERRED STOCK DIVIDENDS                               (7,743)               -         (34,377)              -
                                                            --------------   --------------  --------------  --------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS         $   231,891      $  (175,951)    $   407,197     $  (172,730)
                                                              ============   ==============  ==============  ==============


BASIC INCOME PER COMMON SHARE:
   Income from continuing operations                          $      0.00      $     (0.00)    $      0.01     $     (0.00)
   Income from discontinued operations                                  -            (0.00)           0.00           (0.00)
                                                            --------------   --------------  --------------  --------------


   Net income per common share available to
   common shareholders                                        $      0.00      $     (0.00)    $      0.01     $     (0.00)
                                                            ==============   ==============  ==============  ==============

DILUTED INCOME PER COMMON SHARE:
   Income from continuing operations                          $      0.00      $     (0.00)    $      0.01     $     (0.00)
   Income from discontinued operations                                  -            (0.00)           0.00           (0.00)
                                                            --------------   --------------  --------------  --------------

   Net income per common share available to
   common shareholders                                        $      0.00      $     (0.00)    $      0.01     $     (0.00)
                                                            ==============   ==============  ==============  ==============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                       60,469,126       38,565,235      60,387,088      38,565,235
                                                            ==============   ==============  ==============  ==============
   Diluted                                                     66,146,196       38,565,235      63,991,243      38,565,235
                                                            ==============   ==============  ==============  ==============




            See notes to unaudited consolidated financial statements
                                       -4-

                      LINKWELL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          For the Six Months
                                                                            Ended June 30,
                                                                    --------------------------------
                                                                         2006             2005
                                                                    ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                          $  441,574        $ 127,546
    (Gain) loss from discontinued operations                               (12,794)             548
                                                                    ---------------  ---------------
    Income from continuing operations                                      428,780          128,094

    Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
      Depreciation and amortization                                         44,680            8,837
      Allowance for doubtful accounts                                       48,616                -
      Minority interest                                                      7,899           18,129
      Stock-based compensation                                             134,647                -
    Changes in assets and liabilities:
      Accounts receivable                                                  (13,722)        (236,533)
      Accounts receivable - related party                                 (592,025)         (18,964)
      Inventories                                                          527,276          (88,004)
      Prepaid and other current assets                                     (51,970)           8,358
      Advance on purchases - related party                                 (24,980)               -
      Other assets                                                             734                -
      Accounts payable and accrued expenses                               (493,061)          77,323
      Accounts payable - related party                                           -         (226,159)
      Income tax payable                                                   (74,967)         (12,118)
      Advances from customers                                              254,900           69,450
                                                                    ---------------  ---------------

    Net Cash Provided by (Used in) Continuing Operating Activities         196,807         (271,587)

    Net Cash Used in Discontinued Operations                                     -             (548)
                                                                    ---------------  ---------------

NET CASH PROVIDED BY (USED IN ) OPERATING ACTIVITIES                       196,807         (272,135)
                                                                    ---------------  ---------------


CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash received in acquisition                                               -            2,460
      Increase in deposit on investment                                   (249,797)               -
      Purchase of property, plant and equipment                            (84,739)          (8,871)
                                                                    ---------------  ---------------

NET CASH USED IN INVESTING ACTIVITIES                                     (334,536)          (6,411)
                                                                    ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on loans payable                                            (24,361)        (108,696)
      Proceeds from loans payable                                           32,474                -
      Proceeds from sale of preferred stock                                      -          234,240
      Increase on amount due from related party                           (124,899)               -
                                                                    ---------------  ---------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       (116,786)         125,544
                                                                    ---------------  ---------------

EFFECT OF EXCHANGE RATE ON CASH                                              6,999                -
                                                                    ---------------  ---------------


NET DECREASE IN CASH                                                      (247,516)        (153,002)

CASH  - beginning of year                                                1,460,078          467,859
                                                                    ---------------  ---------------


CASH - end of period                                                    $ 1,212,562       $ 314,857
                                                                    ===============  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
    Cash paid for:
        Interest                                                        $ 28,088          $  21,454
                                                                    ===============  ===============
        Income taxes                                                    $ 61,969          $  30,400
                                                                    ===============  ===============


            See notes to unaudited consolidated financial statements.

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On May 2, 2005, the Company entered into and consummated a share exchange with all of the shareholders of Linkwell Tech Group, Inc. ("Linkwell"). Pursuant to the share exchange, the Company acquired 100% of the issued and outstanding shares of Linkwell's common stock, in exchange for 36,273,470 shares of our common stock, which at closing represented approximately 87.5% of the issued and outstanding shares of our common stock. As a result of the transaction, Linkwell became our wholly owned subsidiary. For financial accounting purposes, the exchange of stock was treated as a recapitalization of Kirshner with the former shareholders of the Company retaining 7,030,669 or approximately 12.5% of the outstanding stock. The consolidated financial statements reflect the change in the capital structure of the Company due to the recapitalization and the consolidated financial statements reflect the operations of the Company and its subsidiaries for the periods presented.

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

                     LINKWELL CORPORATION. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005 and notes thereto contained on Form 10-KSB/A of the Company as filed with the Securities and Exchange Commission. The results of operations for the six months ended June30, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financials statements of the Company include the accounts of its wholly-owned subsidiary, Linkwell Tech Group, Inc., and its 90% owned subsidiary, Likang. All significant inter-company balances and transactions have been eliminated.

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

                     LINKWELL CORPORATION. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Accounts receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2006, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $62,330.

Inventories

Inventories, consisting of raw materials and finished goods related to the Company's products are stated at the lower of cost or market utilizing the weighted average method

Property and equipment

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

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six months ended June 30, 2006.

                     LINKWELL CORPORATION. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Advances from customers

Advances from customers at June 30, 2006 of $381,099 consist of prepayments from third party customers to the Company for merchandise that had not yet shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

Income (loss) per common share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. The Company's common stock equivalents at June 30, 2006 include the following:

                   Convertible preferred stock               15,000,000
                   Warrants and options                      37,134,865
                                                      ------------------
                                                             52,134,865
                                                      ==================

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

                     LINKWELL CORPORATION. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Revenue recognition (Continued)

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

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the US and in China. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. For the six months ended June 30, 2006 and 2005, sales to related parties accounted for 58% and 37% of net revenues, respectively.

Comprehensive income

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders', changes in paid-in capital and distributions to stockholders.

Shipping costs

Shipping costs are included in selling and marketing expenses and totaled $52,309 and $40,444 for the six months ended June 30, 2006 and 2005, respectively.

Advertising

Advertising is expensed as incurred. For the six months ended June 30, 2006 and 2005, advertising expense amounted to $15,121 and $2,234, respectively.

                     LINKWELL CORPORATION. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards No.123 (revised 2004), Share Based Payment ("SFAS No. 123R). SFAS No.123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

Prior to October 1, 2005, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and followed the pro forma net income (loss) and pro forma earnings (loss) per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No.123, Accounting for Stock-Based Compensation (SFAS No. 123).

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

Registration rights agreements

The Company has adopted View C of EITF 05-4 "Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19" ("EITF 05-4"). Accordingly, the Company classifies as liability instruments, the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the SEC within contractually fixed time periods, and
(ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements. Under View C of EITF 05-4, (i) registration rights with these characteristics are accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer's own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments. At June 30, 2006, the Company has accrued a registration rights penalty payable of $74,000, which has been included on the accompanying consolidated balance sheet in accounts payable and accrued expenses.

                     LINKWELL CORPORATION. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006


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

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary is the local currency. The financial statements of the subsidiary are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented because the Chinese dollar (RMB) fluctuates with the United States dollar. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash at June 30, 2006 was $6,999.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and salaries paid for the development of the Company's products and fees paid to third parties. Research and development costs for the six months ended June 30, 2006 and 2005 were approximately $9,594 and $30,784, respectively, and are included in cost of sales.

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

                      LINKWELL CORPORATION. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006


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

NOTE 2 - INVENTORIES

At June 30, 2006, inventories consisted of the following:

         Raw materials                               $       263,990
         Work in process                                      26,707
         Finished goods                                      284,745
                                                    -----------------
                                                             575,442

         Les: reserve for obsoloscense                      (124,158)
                                                    -----------------
                                                     $       451,284
                                                    =================

                      LINKWELL CORPORATION. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006


NOTE 3 - PROPERTY AND EQUIPMENT

At June 30, 2006, property and equipment consist of the following:



                                            Useful Life
                                         ------------------
Office equipment and furniture               5-7 Years            $   103,111
Autos and trucks                             10 Years                 135,855
Manufacturing equipment                      7 Years                  187,785
Building and land                            20 Years                 489,774
Leasehold improvements                       5 Years                    3,380
                                                              ------------------
                                                                      919,905

Less accumulated depreciation                                        (184,594)
                                                              ------------------

                                                                   $  735,311
                                                              ==================

For the six months ended June 30, 2006 and 2005, depreciation expense amounted to $46,642 and $8,837, respectively.

NOTE 4 - OTHER ASSET

On May 25, 2006, Likang entered into a contract with China Pest Infestation Control and Sanitation Association (the "Association"), an association governed by the Chinese central government to develop the disinfectant market for pest control and sanitation. The Association will combine its resources with Likang to develop job training programs services and related products. Likang will be responsible for managing and funding the job training center to be located in Beijing, China. The Association and Likang will share in profits of the joint venture equally. During the quarter ended June 30, 2006, Likang entered into an oral arrangement with Beijing JinMeiHua Sterilizing Technology Development Company, Limited ("JinMeiHua"), an unrelated third party, to act as an agent for LiKang to host the job training program and to be responsible for the job training program specifics. As a good faith deposit towards this arrangement, Likang advanced JinMeiHua $249,797 to begin the development of the job training programs and is reflected on the accompanying balance sheet as other asset. The job training program is expected to begin in late 2006. A formal agreement between Likang and JinMeiHua is expected to be finalized in the near future.

                      LINKWELL CORPORATION. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006



NOTE 5 - LOANS PAYABLE

Loans payable consisted of the following at June 30, 2006:

Note to Shanghai Rural Commercial Bank due on May 18, 2007 with interest at                 $     324,736
6.70% per annum. Secured by equipment

Note to Shanghai Rural Commercial Bank due on September 30, 2006 with interest
6.70% per annum. Secured by equipment                                                              62,449

Note to Shanghai Rural Commercial Bank due on December 7, 2006 with interest
at 6.70% per annum. Secured by equipment                                                          249,797
                                                                                 -------------------------
                                                                                                  636,982

Less: current portion of loans payable                                                           (636,982)
                                                                                 -------------------------

Loans payable, long-term                                                                      $         -

                                                                                 =========================


NOTE 6 -  RELATED PARTY TRANSACTIONS

The Company's 90% owned subsidiary, Likang, is engaged in business activities with three affiliated entities.

Shanghai Likang Meirui Pharmaceuticals High-Tech Company, Ltd. ("Meirui"), a company of which Shanghai Shanhai Group, Likang's minority shareholder, owns 68%, provides certain contract manufacturing of two products for Likang. Specifically, Meirui provides Likang with Ozone producing device equipment and Ultraviolet radiation lamp lights. In addition, under the terms of a two year agreement entered into in January 2005, Meirui produces the Lvshaxing Air Disinfectant Machine and Likang Surgery hand-washing table for Likang. In January 2005, Likang signed a two year agreement with Meirui to market its products to the retail/consumer market using Meirui's proprietary sales network which caters to the retail/consumer market in China. For the six months ended June 30, 2006 and 2005, the Company recorded net revenues of $7,949 and $8,921 to Meirui, respectively. Additionally, for the six months ended June 30, 2006 and 2005, the Company purchased product from Meirui amounting to $1,453 and $366 respectively. At June 30, 2006, Meirui owed Likang $4,406. In general, accounts receivable due from Meirui are payable in cash and are due within 4 to 6 months, which approximate normal business terms with unrelated parties.

Shanghai Likang Pharmaceuticals Technology Company, Limited, which is owned by Messrs. Xuelian Bian (90%) and Wei Guan (10%), the Company's officers and directors, sells the Company's products to third parties. For the six months ended June 30, 2006 and 2005, the Company recorded net revenues of $1,920,473 and $793,567 to Shanghai Likang Pharmaceuticals Technology Company, Limited, respectively. At June 30, 2006, accounts receivable from sales due from Shanghai Likang Pharmaceuticals Technology Company, Limited was $1,570,670. In general, accounts receivable due from Likang are payable in cash and are due within 4 to 6 months, which approximate normal business terms with unrelated parties.

                      LINKWELL CORPORATION. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006


NOTE 6 -  RELATED PARTY TRANSACTIONS (continued)

Shanghai Shanhai Group, who is the minority shareholder of Likang, is owned by Group Employee Share-holding Commission (16.25%) and Baoshan District Dachang Town South Village Economic Cooperation Club (83.75%). The Company leases its principal executive offices and warehouse space from Shanghai Shanhai Group for approximately $36,000 per year. Shanghai Shanhai Group also holds the land use permit for the principal executive office building. For the six months ended June 30, 2006 and 2005, rent expense paid to this related party amounted to $16,155 and $5,268, respectively. Additionally, in January 2005, the Company borrowed $163,617 from Shanghai Shanhai Group for working capital purposes, which is reflected on the accompanying balance sheet as loans payable - related party.. The loan bears interest at 10% per annum and is payable on demand. For the six months ended June 30, 2006, interest expense related to this note amounted to $8,307.

Shanghai Likang Biological High-Tech Company, Ltd. ("Biological"), which is 60%-owned by Messrs. Xuelian Bian, the Company's officer and director, and 40%-owned by Shanghai Likang Pharmaceuticals Technology Company, Limited (owned by Messrs. Xuelian Bian (90%) and Wei Guan (10%), the Company's officers and directors) sells biological products, cosmetic products and develops technology to third parties. Additionally, the Company's sells certain raw materials to Biological that are used in Biological's production process. For the six months ended June 30, 2006 and 2005, the Company recorded net revenues of $893 and $0 to Biological, respectively. At June 30, 2006, Bioliogical owed Likang $2,383. Additionally, in June 2006, the Company advanced $24,979 to Biological for the processing of certain products on behalf of the Company. In general, accounts receivable due from Biological are payable in cash and are due within 4 to 6 months, which approximate normal business terms with unrelated parties. Additionally, in May 2006, the Company advanced $124,899 to Biological for working capital purposes. The balance were non-interest bearing and were repaid in July 2006.

NOTE 7 - DISCONTINUED OPERATIONS

In January 2006, the Company sold 100% of the stock of its subsidiary, Aerisys Incorporated to Mr. Gary Verdier, the Company's former CEO, in exchange for assumption of all liabilities and obligation of Aerisys Incorporated. Accordingly, Aerisys is reported as a discontinued operation, and prior periods have been restated in the Company's financial statements and related footnotes to conform to this presentation. The Company did not acquire Aerisys until May 3, 2005. The operations of Aerisys was not material to the consolidated operations of the Company.

                      LINKWELL CORPORATION. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE 8 -  STOCKHOLDERS' EQUITY

Preferred Stock

a) Series A Convertible Preferred Stock

On May 11, 2005, the Company's Board of Directors approved the creation of 500,000 shares of Series A Convertible Preferred Stock having the following rights, preferences and limitations: (a) each share has a stated value of $.80 per share and no par value; (b) each share ranks equally with any other series of preferred stock designated by the Company and not designated as senior securities or subordinate to the Series A Convertible Preferred Stock,; (c) each share entitles the holder to receive a six percent (6%) per annum cumulative dividend when, as and if, declared by the Board of Directors of the Company; (d) these shares are convertible into 10 shares of the company's Common Stock, or at a per share value of $.08 per share,; (e) the shares have no voting rights, and
(f) the shares are not subject to redemption.

On June 30, 2005, the Company completed an approximate $277,276 (net of fees of $23,000) financing consisting of 375,345 shares of its 6% Series A Preferred Stock, and common stock purchase warrants to purchase an additional 3,753,450 shares. Each warrant entitles the holder to purchase one share of common stock for a period of five years, at an exercise price of $.10 per share, subject to adjustment. The net proceeds from the transaction were used for general working capital purposes.

The Company granted the holders piggy-back registration rights covering the shares of its common stock underlying the preferred stock and warrants.

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

On June 15, 2006, the holders of the Company's outstanding Series A convertible preferred stock, no par value per share, converted 375,345 shares of the Company's preferred stock into 3,753,450 shares of common stock. Following the conversions on June 15, 2006, there are no shares of Series A Preferred Stock remaining outstanding. As of date of conversion, the Company's borad of directors had not declared a dividend on its Series A Preferrerd Stock. Accordingly, all previously accrued and upaid Series A preferred dividends were reversed As of June 30, 2006, there is no accrued cumulative but undeclared dividends in arrears related to the Company's Series A Preferred Stock.

                     LINKWELL CORPORATION. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE 8 -  STOCKHOLDERS' EQUITY (continued)

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

The conversion price is subject to adjustment in the event of stock splits, reclassifications or stock dividends. Thus, at June 30,2006, if all of the shares of the Series B Preferred Stock were converted to common stock, an additional 15,000,000 shares of common stock would be issued. The shares of Series B Preferred Stock do not have any voting rights except as may be provided under Florida law.

In connection with the sale of 1,500,000 shares of the Company's Series B Preferred Stock, the Company issued Class A Common Stock Purchase Warrants to purchase 15,000,000 shares of the Company's common stock at an exercise price of $0.20 per share and Class B Common Stock Purchase Warrants to purchase 15,866,665 (including 866,665 granted to as a due diligence fee) shares of its common stock at an exercise price of $0.30 per share. The Class A and Class B warrant exercise prices are subject to adjustment pursuant to anti-dilution provisions on either a cash or cashless exercise basis. The warrants expire five years from the date of issuance.

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

As of June 30, 2006, accrued cumulative but undeclared dividends in arrears related to the Company's Series B Preferred Stock amounted to approximately $.030 per share aggregating approximately $45,617 and is included on the accompanying balance sheet.

                     LINKWELL CORPORATION. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006


NOTE 8 -  STOCKHOLDERS' EQUITY (continued)

Preferred Stock(Continued)

b) Series B 6% Cumulative Convertible Preferred Stock (Continued)

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

In 2005,the Company computed the fair value of the warrants using the Black-Scholes valuation model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The assumptions used in this model to estimate fair value of the warrants granted are as follows:

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

Common Stock

For the six months ended June 30, 2006 and 2005, amortization of stock based compensation amounted to $134,647 and $0, respectively.

                     LINKWELL CORPORATION. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006


NOTE 8 -  STOCKHOLDERS' EQUITY (continued)

Stock options

Year 2000 Equity Compensation Plan

On October 10, 2000, the Company's Board of Directors adopted its Year 2000 Equity Compensation Plan under which a total of 540,000 shares of common stock are made available for the granting of awards, a portion or all of which may qualify as incentive stock options, non-incentive stock options and restricted stock grants. The purpose of the plan, which was approved by the Company's shareholders on November 10, 2000, is to encourage stock ownership by its officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of its business and an added incentive to continue to advance and contribute to us. If any option or restricted stock grant expires or terminates before it has been exercised in full, the shares of common stock allocable to the unexercised portion of such option or restricted stock grant may again be subject to an option or restricted stock grant under the 2000 Equity Compensation Plan. The number of shares available and subject to options, option prices and, to the extent applicable, the number of shares subject to any restricted stock grant will be adjusted upward or downward, as the case may be, in the event of any subdivision or consolidation of shares or other capital readjustment, stock dividend, merger, consolidation or similar transaction affecting the shares. At June 30, 2006, the Company did not have any options to purchase shares of its common stock outstanding under the plan.

The 2000 Equity Compensation Plan is administered by the Company's Board of Directors who have the sole authority to determine which eligible employees of the company receive options and restricted stock grants under the plan, the times when options and restricted stock grants are granted, the number of shares covered by the option and restricted stock grant, the provisions of any agreement and when options may be exercised or when restricted stock grants become vested. In addition, the Board has the power and authority to construe and interpret the Plan.

Stock options may be granted by the Board at prices determined in the discretion of the Board, provided that the option price must be at least equal to the fair market value of the common stock on the date of the grant. The option price is payable in cash, common stock or such other form of payment as may be determined by the Board. The exercise price of an incentive stock option must be at least equal to the fair market value of the Company's common stock on the date of grant or 110% of such value in the case of options granted to an individual who is a 10% or greater shareholder of the company.

                     LINKWELL CORPORATION. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006


NOTE 8 -  STOCKHOLDERS' EQUITY (continued)

Stock options (continued)

An optionee generally may exercise an option only while an employee of the Company. If an optionee becomes disabled or dies while in the employ of our company, the option may be exercised within one year of the optionee's death or termination due to disability. The expiration date of an option will be determined by the Board at the time of the grant, but in no event will an incentive stock option be exercisable after the expiration of 10 years from the date of grant or five years in the case of incentive options granted to a 10% or greater shareholder. The Board may grant to an eligible individual shares of the Company's common stock subject to specified restrictions on transferability and vesting as provided in a written grant agreement or resolutions in which the restricted stock grant is adopted and approved by the Board. Restricted stock grants may be made in lieu or cash compensation or as additional compensation. The Board may also make restricted stock grants contingent on pre-established performance goals determined by the Board. Except for certain transfers that may be permitted by the Board, no option or restricted stock grant may be transferred by an eligible individual other than by will or the laws of descent or distribution.

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

Non-Qualified Stock Option Plan

On December 21, 2000 the Company's Board of Directors adopted our Non-Qualified Stock Option Plan under which a total of 200,000 shares of common stock are made available for granting of non-qualified stock options to officers, directors, employees and key advisors or consultants. The purpose of the plan is to encourage the participants to contribute materially to its growth. If any option expires or terminates before it has been exercised in full, the shares of common stock allocable to the unexercised portion of such option may again be subject to an option under the Non Qualified Stock Option Plan. The number of shares available and subject to options and option prices will be adjusted upward or downward, as the case may be, in the event of any subdivision or consolidation of shares or other capital readjustment, stock dividend, merger, consolidation or similar transaction affecting the shares. At June 30, 2006, the Company did not had any options to purchase shares of our common stock outstanding under the plan.

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

                     LINKWELL CORPORATION. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006


NOTE 8 -  STOCKHOLDERS' EQUITY (continued)

Stock options (continued)

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

                     LINKWELL CORPORATION. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006


NOTE 8 -  STOCKHOLDERS' EQUITY (continued)

Stock options (continued)

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

During the six months ended June 30, 2006, the Company did not grant any stock options.

As of June 30, 2006, there are no unrecognized compensation costs since all options granted under the stock option plans are completely vested.

                     LINKWELL CORPORATION. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006


NOTE 8 -  STOCKHOLDERS' EQUITY (continued)

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

Stock warrant activity for the six months ended June 30, 2006 is summarized as follows:

                                           Number of          Weighted average
                                            Shares             exercise price
                                          --------------       ----------------
 Outstanding at December 31, 2005         35,009,865              $       .25
 Granted                                   2,125,000                      .20
 Exercised                                         -                        -
                                           ------------         ---------------
 Outstanding at June 30, 2006             37,134,865              $      0.25
                                          =============         ================

The following table summarizes the Company's stock warrants outstanding at June 30, 2006:

                                           Warrants outstanding and exercisable
                                         ------------------------------------
                                                    Weighted        Weighted
                                                      average        average
         Range of                                     remaining     exercise
         exercise price             Number             life           price
         -------------------------------------------------------------------
         $ 0.75-2.50                   359,750       1.30             $2.02
         $      0.10                 3,753,450       4.00             $0.10
         $      0.20                17,155,000       4.25             $0.20
         $      0.30                15,866,665       4.50             $0.30

NOTE 9 - OPERATING RISK

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

                     LINKWELL CORPORATION. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006


NOTE 9 - OPERATING RISK (continued)

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

NOTE 10 - FOREIGN OPERATIONS

For the six months ended June 30, 2006 and 2005, the Company derived all of its revenue from its subsidiaries located in the People's Republic of China. Identifiable assets by geographic areas as of June 30, 2006 is as follows:

                                    Identifiable Assets at June 30, 2006

      United States                               $   134,627
      China                                         5,704,893
                                        -----------------------

      Total                                     $   5,839,520
                                        =======================

NOTE 11 - SUBSEQUENT EVENTS

On July 18, 2006 10 holders of the Company's Series B convertible preferred stock sold an aggregate of 850,000 of those shares to 15 purchasers located in the People's Republic of China in private transactions. The purchasers paid $2.40 per share. The Company did not receive any proceeds from these sales. Subsequent to these transaction, the purchasers converted the shares of the Company's Series B convertible preferred stock into an aggregate of 8,500,000 shares of common stock. Following such conversion, there are an aggregate of 650,000 shares of Series B convertible preferred stock issued and outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

            In May 2005, we closed a share exchange agreement with all of the shareholders of Linkwell Tech under which we acquired 100% of the issued and outstanding shares of Linkwell Tech's common stock in exchange for 36,273,470 shares of our common stock, which at closing represented approximately 87.5% of the issued and outstanding shares of our common stock. As a result of the transaction, Linkwell Tech became our wholly owned subsidiary. In June, 2004, prior to our share exchange with Linkwell Tech, Linkwell Tech acquired 90% of Likang through a stock exchange with Shanghai Likang Pharmaceuticals Technology Company, Limited, the then 90% shareholder of Likang. Shanghai Likang Pharmaceuticals Technology Company, Limited is owned by Messrs. Xuelian Bian and Wei Guan, our officer, directors and principal shareholders. Shanghai Shanhai Group, an unaffiliated third party, owns the remaining 10% of Likang. The transaction in which Linkwell Tech acquired the 90% interest in Likang resulted in the formation of a U.S. holding company by Messrs. Bian and Guan as it did not result in a change in the underlying ownership interests of Likang. For financial accounting purposes, the reverse merger transaction in which we acquired Linkwell Tech was treated as a recapitalization of our company with the former shareholders of the company retaining approximately 12.5% of the outstanding stock. We regard Likang's business of disinfectant products for the commercial medical industry as the primary segment of our business. Our consolidated financials statements included elsewhere in this report for the periods after the date of the stock exchange between our company and Linkwell Tech reflect the change in the capital structure of our company due to the recapitalization. The consolidated financial statements for the six months ended June 30, 2006 reflect the operations of our company including Linkwell Tech and Likang for the periods presented while the results of operations for the six months ended June 30, 2005 are those of Likang for the period prior to May 2005 and of Linkwell Tech and Linkwell from May 2005 to June 30, 2005.

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

Results of Operations

Six months ended June 30, 2006 as compared to the six months ended June 30, 2005


                                                          Six Months Six Months
                                                        Ended June 30       Ended June 30         $             %
                                                     ------------------ ------------------ --------------- ------------
                                                           2006               2005             Change        Change
                                                     ------------------ ------------------ --------------- ------------
Net Revenues                                               $ 3,331,777        $ 2,120,027     $ 1,211,750        57.2%
Cost of sales                                                1,990,040          1,495,659         494,381        33.1%
Selling expenses                                               205,207            108,519          96,688        89.1%
G&A expenses                                                   585,038            318,211         266,827        83.8%
Total operating expenses                                       790,245            426,730         363,515        85.2%
Operating income                                               551,492            197,638         353,854       179.0%
Total other (expense)                                         (55,665)           (21,015)        (34,650)       164.9%
Gain (loss) from discontinued operations                        12,794              (548)          13,342     2,434.5%
Income taxes                                                  (62,382)           (30,400)        (31,982)       101.9%
Minority interest                                              (4,665)           (18,129)          13,464      (74.3)%
                                                     ------------------ ------------------ ---------------   ------------
Net income                                                 $  441,574        $  127,546      $   314,028       246.2%
                                                     ------------------ ------------------ --------------- ------------


                                                                                                 %
                                                                                               Change
                                                                                             -------------
Other Key Indicators
Cost of sales as a % of revenues                             59.7%              70.5%           -10.80%
Gross profit margin                                          40.3%              29.4%            10.90%
Selling expenses as a % of revenues                           6.2%               5.1%             1.10%
G&A expenses as a % of revenues                              17.5%              15.0%             2.50%
Total operating expenses as a % of revenues                  23.7%              20.1%             3.60%


Net revenues

         Net revenues for the six months ended June 30, 2006 were $3,331,777 as compared to net revenues of $2,120,027 for the six months ended June 30, 2005, an increase of $1,211,750, or approximately 57.2%. We believe our increase in our net revenues in the three months ended March 31, 2006 was attributable to a recent surge in demand for disinfectant products. Recent health scares such as SARS and the avian flu have increased the public awareness of health standards in China. In response the Chinese government has implemented a series of initiatives to establish minimum health standards. As a result, public demand for disinfectant products has increased. We cannot be assured that demand will continue to increase. Additionally Linkwell introduced new products such as Jifro 4% Chlorhexidine Gluconate, Dianerkang, 2% glutaraldehyde disinfectant, and the revised 84' disinfectant. Initially, these products have been received favorably by the public. There is no assurance that these products will continue to witness increased public demand.

         Of our total net revenues for the six months ended June 30, 2006, approximately 58% were attributable to sales to related parties and approximately 42% were attributable to sales to third parties, as compared to approximately 38% and approximately 62%, respectively, for the six months ended June 30, 2005. Included in our net revenues for the six months ended June 30, 2006 were revenues of $1,920,473 from sales of our products to Shanghai Likang Pharmaceuticals Technology Company, Limited, an affiliated entity, an increase of $1,126,906, or approximately 142%, from the six months ended June 30, 2005. Also included in our net revenues for the six months ended June 30, 2006 were revenues of $7,949 from sales of our products to Shanghai Likang Meirui Pharmaceuticals High-Tech Co., Ltd., an affiliate, a decrease of $972 or approximately 14%, from the six months ended June 30, 2005, as well as revenues of $893 and $0 from sales of raw materials to Shanghai Likang Biological High-Tech Company, Ltd., an affiliate, for the six months ended June 30, 2006 and 2005. While we increased sales to non-related parties approximately 6.5% for the six months ended June 30, 2006 from the comparable period in fiscal 2005, sales to related parties increased $1,126,827, or approximately 140%, which accounts for our significant increase in revenues for the first six months of fiscal 2006 from the first six months of fiscal 2005. Shanghai Likang Pharmaceuticals Technology Company, Limited sells our products using 72 independent sales representatives in other provinces of China. We primarily attribute this increase in related party sales to the effects of the overall demand for disinfectant products which has increased orders from Shanghai Likang Pharmaceuticals Technology Company, Limited's customers for our products.

Cost of sales

         Cost of sales includes raw materials and manufacturing costs, which includes labor, rent and an allocated portion of overhead expenses such as utilities directly related to product production.For the six months ended June 30, 2006, cost of sales amounted to $1,990,040 or approximately 59.7% of net revenues as compared to cost of sales of $1,495,659 or approximately 70.0% of net revenues for the six months ended June 30, 2005. Historically, our costs of sales comprised as follows; 65% to raw material costs and approximately 35% to manufacturing costs. We purchase raw materials from six primary suppliers and we have purchase contracts with these suppliers in an effort to ensure a steady supply of raw materials. We also purchase raw materials and finished product from Shanghai Likang Meirui Pharmaceutical High-Tech Co. Ltd., an affiliate. These purchases totaled $1,453 and $366 for the six months ended June 30, 2006 and 2005, respectively. We have not historically experienced a fluctuation in raw material prices and do not anticipate that the prices will vary much during fiscal 2006.

         The decrease in cost of sales as a percentage of net revenues for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 is attributable to the effect of price increases during the later part of fiscal 2005. Included in our overhead costs are rent on our manufacturing facilities which included a building we leased from Shanghai Likang Pharmaceuticals Technology Company, Limited, an affiliate, for approximately $11,500 annually, which we purchased during the later part of fiscal 2005 which served to reduce certain of our overhead expenses through the elimination of this rent expense; however, during the later part of fiscal 2005 we leased additional warehouse facilities under agreements which provide for annual rental of approximately $37,000 which are reflected in our overhead expenses in the 2006 period. We experienced an increase in overhead costs such as utilities and rent during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

Gross profit

Gross profit for the six months ended June 30, 2006 was $1,341,737 or approximately 40.3% of net revenues, as compared to $624,368 or approximately 29.4% of revenues for the six months ended June 30, 2005. The gross profit reflects an overall increase in our sales prices as we expand into new markets. For example, our Ai'ershi disinfectant tablets are sold in Shanghai for approximately $.83 per bottle. However in newer markets such as DongBei Province, Ai'ershi disinfectant tablets are sold at approximately $1.64 per bottle. An'erdian skin disinfectant sold for approximately $.36 per bottle in BeiJing and Shanghai. We currently sell this product in western cities such as ChongQing and XiAn at approximately $.49 per bottle, an increase of 36%.

Operating expenses

         Total operating expenses for the six months ended June 30, 2006 were $790,245, an increase of $363,515, or approximately 78.6%, from total operating expenses in the six months ended June 30, 2005 of $426,730. This increase included the following:

         For the six months ended June 30, 2006, selling expenses amounted to $205,207 as compared to $108,519 for the six months ended June 30, 2005, an increase of $96,688 or approximately 89%.

o This increase is attributable to increased commission expense associated with increased revenues. For the six months ended June 30, 2006, commissions amounted to $45,747 compared to $60 for the six months ended June 30, 2005 an increase of $45,687 or 761%. During the six months ended June 30, 2006, we used independent sales agents to market and sell our products.

o For the six months ended June 30, 2006, shipping costs amounted to $52,309 compared to $40,444 for the six months ended June 30, 2005 an increase of $11,865 or 29% and was attribuatble to an increase in sales.

o Also, for the six months ended June 30, 2006, advertising costs amounted to $15,120 compared to $2,234 for the six months ended June 30, 2005 an increase of $12,886 or 577%.

o For the six months ended June 30, 2006, repair and maintenance amounted to $22,063 compared to $0 for the six months ended June 30, 2005 an increase of $22,063.

o We also reported an overall increase in selling expenses of approximately $4,200 associated with an increase in operations;

         We expect selling expenses to increase as our revenues increase and we anticipate increased costs related to adverting and promotion of our products as well as sales training. During fiscal 2006 we intend to expand our marketing efforts and have set aside approximately $300,000 of the proceeds from our recent private placement for increased marketing of our products in the PRC during fiscal 2006.

         For the six months ended June 30, 2006, general and administrative expenses were $585,038 as compared to $318,211 for the six months ended June 30, 2005, an increase of $266,827, or approximately 83.9% and included the following:

o We incurred consulting fees during the six months ended June 30, 2006 of $134,646 substantially related to the issuance of common stock for business development and management services related to our administrative operations in the United States. We did not incur such costs during the six months ended June 30, 2005. We expect these costs to increase in 2006 due to our business development efforts in the United States.

o For the six months ended June 30, 2006, salaries and wages and related benefits increased to $195,420 for the six months ended June 30, 2006 from $115,520 in the six months ended 2005 due to the hiring of additional employees, an increase of approximately $79,900.

o We incurred additional operating expenses of approximately $52,281 from the comparable period in fiscal 2005 which were associated with increased labor-related insurance of approximately $25,000 due to an increase in employees, and an increase in bad debt expense of approximately $29,000 due to an increae in the allowance for doubtful accounts based on our current analysis of accounts receivable.

         Included in our general and administrative expenses is rent expense of $34,814, $20,281 of which we paid to Shanghai Shanhai Group, an affiliate, under lease agreements for various properties. We anticipate that general and administrative expenses will continue to increase during fiscal 2006 as a result of increased professional fees related to audit costs and our registration statement. In addition, we have allocated $400,000 from the proceeds of our recent private placement for costs, including market research, related to the possible expansion of the market for our products into the U.S.

Income from operations

         We reported income from operations of $551,492 for the six months ended June 30, 2006 as compared to income from operations of $197,638 for the six months ended June 30, 2005, an increase of $353,854 or approximately 179%.

Other income (expense)

         For the six months ended June 30, 2006 total other expenses amounted to $55,665 as compared to $21,015 for the six months ended June 30, 2005, an increase of $34,650. This change is primarily attributable to:

o Interest expense - related party of $8,307 represents interest due Shanghai Shanhai Company, Likang's minority shareholder, on a demand loan in the principal amount of $161,533 made to Likang for working capital,

o Interest expense was $19,781 as compared to $21,454 for the six months ended June 30, 2005, a decrease of $1,673 due to decreased borrowings during the six months ended June 30, 2006.

o An increase in interest income of $1,984 to $2,423 for the six months ended June 30, 2006 as compared to $439 for the six months ended June 30, 2005, and,

o An increase in accruals of registration rights penalties of $30,000 incurred due to the fact that our registration statement was not declared effective by May 28, 2006. We did not have a comparable expense for the six months ended June 30, 2005.

Income before discontinued operations, income taxes and minority interest

            For the six months ended June 30, 2006 our income before discontinued operations, income taxes and minority interest is $495,827 as compared to $176,623 for the six months ended June 30, 2005, an increase of $319,204 primarily as a result of increased net revenues.

Discontinued operations

         In January 2006, we sold 100% of the capital stock of our Aerisys subsidiary to its former CEO in exchange for an assumption of all liabilities related to it. The gain from discontinued operations of $12,794 in the six months ended June 30, 2006 represents the gain on disposal of this subsidiary. For the six months ended June 30, 2005, we had a loss from discontinued operations of $548.

Minority interest

        For the six months ended June 30, 2006, we reported a minority interest in income of $4,665 as compared to $18,129 for the six months ended June 30, 2005. The minority interest is attributable to Likang's minority shareholder, and had the effect of reducing our net income.

Net income

We reported net income of $441,574 for the six months ended June 30, 2006 as compared to net income of $127,546 for the six months ended June 30, 2005.

Preferred stock dividends

         During the six months ended June 30, 2006, we recorded a preferred stock dividend of $34,377 which relates accrued but undeclared and unpaid dividends on our Series B 6% Cumulative Convertible Preferred Stock ($1,500,000) and the reversal of accrued and unpaid dividends on our Series A Preferred Stock which was converted to common stock in June 2006.

Net income (loss) attributable to common shareholders

         We reported net income attributable to common shareholders of $407,197 for the six months ended June 30, 2006 as compared to net loss attributable to common shareholders of $(172,730) for the six months ended June 30, 2005. This translates to overall per-share income available to shareholders of $.01 for the six months ended June 30, 2006 compared to per-share loss of $.00 for the six months ended June 30, 2005.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between June 30, 2006 (unaudited) and December 31, 2005:


                                                   June 30,      December 31,        $ of            % of
                                                     2006            2005           Change          Change
                                                 -------------- --------------- --------------- ----------------
Working capital                                      2,689,643       2,412,757         276,886            11.5%
Cash                                                 1,212,562       1,460,078       (247,516)           -17.0%
Accounts receivable, net                             1,329,508       1,347,163        (17,655)            -1.3%
Accounts receivable-related parties                  1,577,459         872,370         705,089            80.8%
Inventories                                            451,284         968,224       (516,940)           -53.4%
Prepaid expenses and other                             133,720          81,750          51,970            63.6%
Advanced on purchases - related party                   24,980               0          24,980           100.0%
Due from related party                                 124,899               0         124,899           100.0%
Loan receivable-related parties                              0         100,000       (100,000)          -100.0%
Total current assets                                 4,854,412       4,839,541          14,871             0.3%
Property and equipment, net                            735,311         686,234          49,077             7.2%
Other assets                                           249,797             734         249,063           339.3%

Loans payable                                          636,982         628,869           8,113             1.3%
Loans Payable -related party                           163,617         161,533           2,084             1.3%
Accounts payable and accrued expenses                  937,454       1,400,704       (493,250)           -35.2%
Income tax payable                                           0          75,489        (75,489)          -100.0%
Advances from customers                                381,099         126,199         254,900           202.0%
Total current liabilities                            2,164,769       2,426,784       (262,015)           -10.8%
Total liabilities                                    2,421,838       2,675,954       (254,116)            -9.5%


At June 30, 2006, we had a cash balance of $1,212,562. As of June 30, 2006, our cash position by geographic area is as follows:

                  United Stat               $     1,091
                  China                     $ 1,211,471
                                            $ 1,212,562

Our working capital position increased $276,886 to $2,689,643 at June 30, 2006 from $2,412,757 at December 31, 2005. This increase in working capital is primarily attributable to an increase of approximately $705,000 in accounts receivable due us from related parties as discussed below, which was offset by decreases in cash (approximately $247,000), accounts receivable due from third parties (approximately $17,500) and inventories (approximately $517,000). The increase in accounts receivable - related parties and corresponding decreases in cash and inventories reflects the effects of increased sales during six months ended June 30, 2006 and the corresponding receivables generated by those sales.

The increase in our current assets of $14,871 at June 30, 2006 as compared to December 31, 2005 was offset by a decrease in our current liabilities of $160,311 at June 30, 2006 as compared to December 31, 2005. The decrease in our current liabilities is primarily attributable to lower payable and accrued expenses which were offset by an increase in advances from customers.

At June 30, 2006, our inventories of raw materials, work in process and finished goods, before a reserve for obsolete inventory totaled $575,442, a decrease of $515,359, or approximately 47%, from December 31, 2005. At June 30, 2006 we have reserved $124,158 for possible obsolescence of inventories which represents a minimal increase from inventory reserves at December 31, 2005. Our management determined the reserve was appropriate based upon its internal analysis of our sales and anticipated customer demand. We expect to maintain higher inventory levels to accommodate for anticipated future sales growth as well as a wider variety of products.

At June 30, 2006 our accounts receivable, allowance for doubtful accounts from third parties was $62,330 as compared to $13,343 at December 31, 2005 and reflects our best estimate of probable losses. Generally, a customer will prepay for an order prior to shipment. At June 30, 2006 our balance sheet reflected advances from customers of $381,099, an increase of $254,900, or approximately 202%, from December 31, 2005.

At June 30, 2006 we have accounts receivable due from a related party in the amount of $1,577,459 which included:

o $1,570,670 in accounts receivable due from Shanghai Likang Pharmaceuticals Technology Company, Limited for the purchase of products from us,

o $4,406 accounts receivable due from Shanghai Likang Meirui Pharmaceutical High-Tech Co. Ltd. for the purchase of products from us, and

o $2,383 accounts receivable due from Shanghai Likang Biological High-Tech Company, Ltd. for the purchase of products from us, and

o As described earlier in this section, we sell products to three affiliated entities. Our terms of sale and settlement on sales to Shanghai Likang Meirui Pharmaceutical High-Tech Co. Ltd.
        are the same as we offer third party  customers.  Shanghai
        Likang Pharmaceuticals Technology Company, Limited purchase products from us on an as needed basis in order to fill customer orders they have received and do not maintain an inventory of our products. They tender payment to us upon receipt of payment from their customer. The accounts receivable from Shanghai Likang Pharmaceuticals Technology Company, Limited are historically paid within approximately four to six months, which is the same receivable turn as we experience with our third party customers. Sales of product to Shanghai Likang Biological High-Tech Company, Ltd. are made on a limited basis and consist of certain raw materials used in their manufacturing process.

Our balance sheet at June 30, 2006 also reflects a loan payable to a related party of $163,617 which is a working capital loan made to us by Shanghai Shanhai Group in January 2005. This loan bears interest at 10% per annum and is due on demand.

Net cash provided by operating activities for the six months ended June 30, 2006 was $196,807 as compared to net cash used in operating activities of $272,135 for the six months ended June 30, 2005. For the six months ended June 30, 2006, we used cash in operations to fund a net increase in accounts receivable of $886,300, including an increase of $592,025 in accounts receivables from related parties, and a decrease in accounts payable and accrued expenses of $493,061. These increases were offset by our net income, a decrease in inventory and an increase in advances from customers, together with an add back of non-cash items of $262,383. For the six months ended June 30, 2005, we used cash to fund a net increase in accounts receivable of $255,497, including an increase in accounts receivable - related parties of $18,964, an increase in inventory of $88,004 and a reduction in accounts payable - related parties of $226,159 which were offset by our net income, increases in prepaid and other current assets and accounts payable and accrued expenses together with an add back of non-cash items of $26,966.

Net cash used in investing activities for the six months ended June 30, 2006 was $334,536 as compared to $6,411 for the six months ended June 30, 2005, an increase of $328,125. This change is attributable to an increase in a deposit of approximately $250,000 and the purchase of additional manufacturing equipment during the six months ended June 30, 2006 of $84,739 as compared to an expenditure of $8,871 on the purchase of manufacturing equipment during the six months ended June 30, 2005. Additionally, the cash received in acquisition for the six months ended June 30, 2006 was $0 as compared to $2,460 for the six months ended June 30, 2005.

Net cash used in financing activities was $116,786 for the six months ended June 30, 2006 as compared to net cash provided by financing activities of $125,544 for the six months ended June 30, 2005, a decrease of $242,330. During the six months ended June 30, 2006, we advanced funds to a related party of $124,899, repaid loans payable of $24,361 and received proceeds from loans of $32,474.

We reported a net decrease in cash for the six months ended June 30, 2006 of $247,516 as compared to a net decrease in cash of $153,002 for the six months ended June 30, 2005.

We currently have no material commitments for capital expenditures. As of June 30, 2006, we had approximately $637,000 in short term loans maturing during fiscal 2007. We plan on renewing these loans when they become due at term comparable to current terms. Other than working capital and loans, we presently have no other alternative source of working capital.

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

ITEM 3.  CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2006, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.


         Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

                  None.

Item 3.           Defaults Upon Senior Securities

                  None.

Item 4.           Submissions of Matters to a Vote of Security Holders

                  None.

Item 5.           Other Information

         On May 25, 2006, our Likang subsidiary entered into a contract with China Pest Infestation Control and Sanitation Association, an association governed by the Chinese central government. Likang will be responsible for developing a job training program services and related products and the managing and funding the job training center to be located in Beijing, China. The China Pest Infestation Control and Sanitation Association will be responsible for establishing a job training base in Beijing and will be entitled to 50% of the annual profit. During the quarter ended June 30, 2006, Likang entered into an oral arrangement with Beijing JinMeiHua Sterilizing Technology Development Company, Limited ("JinMeiHua"),an unrelated party, to act as an agent for Likang to host the job training program and to be responsible for the job training program specifics. As a good faith deposit towards this arrangement, Likang advanced JinMeiHua $249,797 to begin the development of the job training programs. This advance is reflected on our balance sheet at June 30, 2006 appearing elsewhere in this quarterly report as an other asset.

         During the six months ended June 30, 2006 we engaged in several transations with Shanghai Likang Biological High-Tech Company, Ltd., an affilate. Likang Biological High-Tech Company, Ltd. is owned by Messrs. Xuelian Bian, an executive officer and director of our company, and Shanghai Likang Pharmaceuticals Technology Company, Limited, another affiate which is owned by Messrs. Bian and Wei Guan, who is also an exeutive officer and director of our company. Likang Biological High-Tech Company, Ltd. sells biological products, cosmetic products and develops technology for third parties. The transactions with Likang Biological High-Tech Company, Ltd. included:

         ?o we sold Likang Biological High-Tech Company, Ltd. certain raw materials. For the six months ended June 30, 2006 and 2005, we recorded net revenues of $893 and $0, respectively, on sales of raw materials to Likang Biological High-Tech Company, Ltd. At June 30, 2006, Likang Biological High-Tech Company, Ltd. owed Likang $2,383,

         o In May 2006, we advanced Likang Biological High-Tech Company, Ltd. $124,899 for working capital purposes. The advance was non-interest bearing and was repaid in July 2006, and.

         o In June 2006, we advanced $24,979 to Likang Biological High-Tech Company, Ltd. for the processing of certain products on our behalf.


Item 6.           Exhibits.

31.1 Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer 31.2 Rule 13a-14(a)/15d-14(a) certificate of principal financial officer 32.1 Section 1350 certification of Chief Executive Officer and principal accounting officer



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Linkwell Corporation

Date:  August 21, 2006                          By: /s/ Xuelian Bian
                                                -------------------
                                                Xuelian Bian
                                                Chief Executive Officer and
                                                principal financial
                                                accounting officer