Form 10KSB/A
period 2005-12-31
Linkwell CORP
filed 2006-11-07
CIK 1042463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 Form 10-KSB/A#2

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

       None                                            not applicable
 --------------------
 (Title of each class)


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

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB/A-2 (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). Not Applicable.

         Transitional Small Business Disclosure Form (check one):  Yes    No  X
                                                                       --    ---

EXPLANATORY PARAGRAPH


         We are amending our Form 10-KSB/A for the year ended December 31, 2005 as filed with the SEC on May 11, 2006 to restate our Consolidated Balance Sheet at December 31, 2005, our Consolidated Statement of Operations for the year ended December 31, 2005, our Consolidated Statement of Cash Flows for the year ended December 31, 2005 and our Consolidated Statements of Stockholders' Equity for the year ended December 31, 2005. These restatements include the following:

         o We have restated our Consolidated Balance Sheet at December 31, 2005, our Consolidated Statement of Operations for the year ended December 31, 2005 and our Consolidated Statement of Stockholders' Equity for the year ended December 31, 2005 to properly accrue undeclared and unpaid cumulative dividends on our Series A Convertible Preferred Stock ("Series A") and our Series B 6% Cumulative Preferred Stock ("Series B") and to include those dividends in our calculation of loss or income available to our common stockholders. We have also revised Note 7 of our Notes to Consolidated Financial Statements to disclose the per share an aggregate amount of these dividends,

         o We have restated our Consolidated Statement of Cash Flows for the year ended December 31, 2005 to properly reconcile net income to cash flows from operating activities and to properly reflect cash flows from changes in loans payable in financing activities,

         o We have revised Note 6 of our Notes to Consolidated Financial Statements to correct the amount of a related party receivable,

         o We have restated our Consolidated Statement of Operations for the year ended December 31, 2005 to reclassify the $9,375 annual fixed return we pay Shanghai Shanhai Group, the minority shareholder of Likang, from rent expense to interest expense, and we have revised Note 9 of the Notes to Consolidated Financial Statements to reflect this reclassification, and

         o We have revised Note 1 - Income (loss) per Common Share of the Notes to Consolidated Financial Statements to revise the disclosure regarding the calculation method we use when computing earnings per share.

         Please see Note 1 Restatement contained in the Notes to Consolidated Financial Statements appearing later in this Form 10-KSB/A-2 which further describes the effect of these restatements.

         Finally, we are updating disclosure under Item 8A. Controls and Procedures regarding the effectiveness of our internal controls.

         The Items of this Form 10-KSB/A#2 for the year ended December 31, 2005 which are amended and restated as a result of the restatement of our financial statements are as follows:


         * Part II, Item 6. Management's Discussion and Analysis or Plan of Operations,

         *        Part II. Item 7. Financial Information, including:

                  *        Consolidated Balance Sheet at December 31, 2005,

                  * Consolidated Statement of Stockholders' Equity for the year ended December 31, 2005,

                  * Consolidated Statement of Cash Flows for the year ended December 31, 2005, and

                  * Notes to Consolidated Financial Statements as of December 31, 2005,

         *        Part II, Item 8A. Controls and Procedures.

         *        Part III, Item 12. Certain Relationships and Related
                  Transactions.

         In addition, Part III, Item 13. Exhibits of this Form 10-KSB/A#2 includes currently dated certificates from our Chief Executive Officer and Principal Accounting and Financial Officer in Exhibits 31.1, 31.2 and 32.1.

         The remaining Items contained in this Form 10-KSB/A#2 consist of all other Items originally contained in our Form 10-KSB/A for the year December 31, 2005 as filed on May 11, 2006. This Form 10-KSB/A#2 does not reflect events occurring after the filing of the original Form 10-KSB as filed with the SEC on April 14, 2006, except as specifically set forth in the Form 10-KSB/A as filed on May 11, 2006, and supersedes in its entirety the previously filed Form 10-KSB and Form 10-KSB/A for the year ended December 31, 2005.

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

---------------------------------------
(1)   http://cfie.org.cn/main000jsp

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

--------------------------------------------- --------------------- ----------------------- -------------------------
PRODUCT NAMES                                 INGREDIENTS           APPLICATION             INDUSTRY STANDARD
--------------------------------------------- --------------------- ----------------------- -------------------------
An'erdian Skin Disinfectant                   iodine, alcohol       Skin Disinfectant       Q/SUVE 20-2003
--------------------------------------------- --------------------- ----------------------- -------------------------
An'erdian type 3rd skin and mucous membrane   iodine,               skin &mucous           Q/SUVE 22-2003
disinfectant                                  chlorhexidine         membrane disinfectant
--------------------------------------------- --------------------- ----------------------- -------------------------
Dian'erkang PVP-I disinfectant                Povidone-iodine       skin &mucous           Q/SUVE 28-2004
                                                                    membrane disinfectant
--------------------------------------------- --------------------- ----------------------- -------------------------
Dian'erkang alcohol disinfectant              alcohol               Skin disinfectant       Q/SUVE 08-2004
--------------------------------------------- --------------------- ----------------------- -------------------------

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

--------------------------------------------- ------------------ -------------------------- -------------------------
PRODUCT NAMES                                 INGREDIENTS        APPLICATION                INDUSTRY STANDARD
--------------------------------------------- ------------------ -------------------------- -------------------------
Lvshaxing LKQG-1000 air disinfection machine  Ozone,             Air disinfection           Q/SUPE 09-2003
                                              ultraviolet
                                              radiation,
                                              electrostatic
--------------------------------------------- ------------------ -------------------------- -------------------------
An'erdian disinfection swab                   An'erdian          Skin &disinfection        Q/NYMN07-2003
--------------------------------------------- ------------------ -------------------------- -------------------------
Dian'erkang hot press bag                     Iron powder,       Drive the "feng" Stop      Q/NYMN01-2001
                                              active carbon      the pain  Dispel the
                                                                           "han"
--------------------------------------------- ------------------ -------------------------- -------------------------
Likang test paper of chlorine                 reaction regent    Indicator of               Q/SUVE 40-2003
                                                                    disinfectant
                                                                   concentration
--------------------------------------------- ------------------ -------------------------- -------------------------
Likang 121 steam pressure sterilization       Indication oil     Indication of              Q/SUVE 16-2005
chemical indicator (card and adhesive tape)                      sterilization effect
--------------------------------------------- ------------------ -------------------------- -------------------------
Likang 132 steam pressure sterilization       Indication oil     Indication of              Q/SUVE 17-2005
chemical indicator (label)                                       sterilization effect
--------------------------------------------- ------------------ -------------------------- -------------------------
Likang stream pressure sterilization          Indication oil     Indication of              Q/SUVE 18-2005
chemical indicator                                               sterilization effect
--------------------------------------------- ------------------ -------------------------- -------------------------

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

         We also recently announced we had begun the initial development of a new series of disinfectants employing Hypericin, a major compound found in St. Johns Wort. The new series of disinfectants will target the H5N1 and H9N2 strains of avian flu. Hypericin is a primary compound of St. Johns Wort, a Chinese herb. In recent laboratory tests, Hypericin has proven effective as a treatment for poultry infected with strands of the avian flu. Based upon the current stage of product development, we anticipate that we will introduce this product to market in fiscal 2007 We intend to follow the guidelines of the Shanghai Municipal Center for Disease Control & Prevention in developing this new disinfectant series, however, we have yet to produce a product to treat avian flu and there is no assurance that we will ever produce such a product.

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

Intellectual Property

         We have received six patents and have four pending patent applications with National Property Right Administration of the PRC. The patent approval process can take up to 36 months The following is a list of Likang's patents and pending patent applications:

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
                                                                                                April 2010
------------------------- -------------------------------------- ------------------------------ -------------------
Appearance design         Packaging bottle                       ZL  2003 3 0108274.5           Approved, expires
                                                                                                November 2013
------------------------- -------------------------------------- ------------------------------ -------------------
Appearance design         Test paper box of chlorine             ZL  2004 3 0022740.2           Approved, expires
                                                                                                May 2014
------------------------- -------------------------------------- ------------------------------ -------------------
Product Improvement       High strength water sterilizer with    ZL  03 2 10513.4               Approved, expires
                          Model H ultraviolet lamp                                              September 2013
------------------------- -------------------------------------- ------------------------------ -------------------
Product Improvement       Sewage application                     ZL  2004 2 0037013.8           Approved, expires
                                                                                                June 2014
------------------------- -------------------------------------- ------------------------------ -------------------
Product Improvement       Container with the vacuum pump         Application #                  Pending. Applied
                                                                 200420090682.1                 on 2004-9-29
------------------------- -------------------------------------- ------------------------------ -------------------
New invention             Anti HP Gel                            Application #                  Pending. Applied
                                                                 200410099002-7                 on 2004-12-24
------------------------- -------------------------------------- ------------------------------ -------------------
New invention             Low smell and stimulus contain         Application # 200410068135.8   Pending. Applied
                          chlorine disinfectant tablet, powder                                  on 2004-11-12
                          etc
------------------------- -------------------------------------- ------------------------------ -------------------
New invention             A new skin membrane            Application # 200410025305.4   Pending. Applied
                          disinfectant including preparation                                    on 2004-6-21
                          methods
------------------------- -------------------------------------- ------------------------------ -------------------


         We have four registered trademarks with the China State Administration for industry and commerce trademark office for An'erdian, Jifro, Dian'erkang and Lvshaxing.

         We are not a party to any confidentiality or similar agreements with any of our employees or any third parties regarding our intellectual property. It is possible a third party could, without authorization, utilize our propriety technologies without our consent We can give no assurance that our proprietary technologies will not otherwise become known or independently developed by competitors.

Competition

         We operate in a highly fragmented, competitive national market for healthcare disinfectant products The disinfectant industry in China is an emerging industry and the industry is populated with small regional players. We estimate there are over 1,000 manufacturers and distributors of disinfectant products in China; however, most domestic competitors offer a limited line of products and there are few domestic companies with a nationwide presence. We believe that our national marketing and sales presence throughout all 22 provinces, as well as four autonomous regions, and four municipalities of China gives us a competitive advantage over many other disinfectant companies in China. In addition, prior to the adoption of industry standards in July 2002 by the central government of China, disinfectant products were generally marketed and sold based on pricing factors. We believe the recent standards implemented by the government will shift the customer demand from price to quality.

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

         None of the current members of our management have any experience in U.S. public companies and these individuals are not fluent in English. We have engaged China Direct Investments, Inc. to provide us with various advisory and consulting services, including US. business methods and compliance with SEC disclosure requirements. We selected China Direct Investments, Inc. to provide these services to us in part because its staff includes Chinese-speaking individuals with experience in the operation and regulatory framework applicable to U.S. public companies. Until such time as we are able to expand our board of directors to include English-speaking individuals who have experience with the operation and regulatory framework applicable to U.S. public companies, we are materially dependent upon our relationship with China Direct Investments, Inc. Our contract with this company expires in August 2006, subject to a 12-month renewal upon the mutual consent of the parties. If for any reason China Direct Investments, Inc. should fail to provide the contracted services at the anticipated levels or fails to extend its services and we have not added members to our board of directors with the requisite experience we may be unable to prepare and file reports as required by the Securities Exchange Act of 1934 on a timely basis which could lead to our common stock being removed from the OTCBB. In this event, your ability to liquidate your investment would be negatively impacted and you could lose your entire investment in our company.

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

         We are not subject to any law, rule or regulation requiring that we adopt any of the corporate governance measures that are required by the rules of national securities exchanges or The Nasdaq Stock Market such as independent directors and audit committees. It is possible that if we were to adopt some or all of the corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by independent directors and that policies had been implemented to define responsible conduct. Prospective investors should consider our current lack of corporate governance measures in formulating their investment decisions

The dividend rate of our Series B 6% Cumulative Preferred Stock could increase to 20% per annum which would reduce the amount of operating capital available to us.

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

         All of our assets are located outside the United States and all of our current operations are conducted in China. Moreover, all of our directors and officers are nationals or residents of China. All or a substantial portion of the assets of these persons are located outside the United States. As a result, it may be difficult for our shareholders to effect service of process within the United States upon these persons In addition, there is uncertainty as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities law of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

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

Results of Operations

Fiscal year ended December 31, 2005 ("Fiscal 2005") as compared to the fiscal year ended December 31, 2004 ("Fiscal 2004")


                                       Fiscal                Fiscal              $                   %
                                       2005                  2004              Change              Change
-----------------------  -------------------------- -------------------  ------------------ ------------------

Net revenues                      $  5,465,933          $4,422,522          $   1,043,411            23.6%
Cost of sales                        3,329,444           3,049,764          $     279,680             9.2%
Selling expenses                       331,258             258,148          $      73,110            28.3%
G&A expenses                           869,555             426,532          $     443,023           104.0%
Total operating expenses             1,200,813             684,680          $     516,133            75.4%
Operating income                       935,676             688,078          $     247,598            36.0%
Total other (expense)              (   101,214)          (  19,782)         $      81,432             412%
Net income                             544,129             502,708          $      41,421             8.4%
Deemed preferred stock
     dividends                      (1,800,276)                  0          $   1,800,276             100%
Net income (loss) to
  common shareholders              $(1,256,147)        $   502,708           $ (1,758,855)            350%


Other key indicators:
                                            Fiscal 2005   Fiscal 2004     %
                                                                       of change
                                            -----------   ----------   --------

Cost of sales as a percentage of revenues        60.9%      69.0%         -8.1%
Gross profit margin                              39.1%      31.0%         +8.1%
Selling expenses as a percentage of revenues      6.1%       5.8%         +0.3%
G&A expenses as a percentage of revenues         15.9%       9.6%         +6.3%
Total operating expenses as a
         percentage of revenues                  22.0%      15.5%         +6.5%

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

Cost of sales

         Cost of sales includes raw materials and manufacturing costs, which includes labor, rent and an allocated portion of overhead expenses such as utilities directly related to product production. For fiscal 2005, cost of sales amounted to $3,329,444 or approximately 61% of net revenues as compared to cost of sales of $3,049,764 or approximately 69% of net revenues for fiscal 2004. Historically, our costs of sales is attributable approximately 65% to raw material costs and approximately 35% to manufacturing costs. We purchase raw materials from six primary suppliers and we have signed purchase contracts with these suppliers in an effort to ensure a steady supply of raw materials. We also purchase raw materials and finished product from Shanghai Likang Meirui Pharmaceutical High-Tech Co. Ltd, an affiliate. These purchases totaled $48,489 and $389,400 for fiscal 2005 and fiscal 2004, respectively. We have not historically experienced a fluctuation in raw material prices and do not anticipate that the prices will vary much during fiscal 2006. Included in our overhead costs are rent on our manufacturing facilities which included a building we leased from Shanghai Likang Pharmaceuticals Technology Company, Limited, an affiliate, for approximately $11,500 annually. We experienced an increase in overhead costs such as utilities and rent during fiscal 2005 as compared to fiscal 2004. As a result of our purchase which was recorded in the fourth quarter of fiscal 2005 of facility we leased from an affiliate, we expect rent expense to decrease, however we are unable to anticipate if the balance of these overhead costs will continue to increase in fiscal 2006.

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

Operating expenses

         Total operating expenses for fiscal 2005 were $1,200,813, an increase of $516,133, or approximately 75%, from total operating expenses in fiscal 2004 of $684,680. This increase included the following:

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

         * For fiscal 2005, general and administrative expenses were $869,555 as compared to $426,532 for fiscal 2004, an increase of $443,023, or approximately 104% and included the following:

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

Income from operations

         We reported income from operations of $935,676 for fiscal 2005 as compared to income from operations of $688,078 for fiscal 2004, an increase of $247,598 or approximately 36%.

Other income (expense)

         For fiscal 2005 total other expenses amounted to $101,214 as compared to $19,782 for fiscal 2004, an increase of $81,432. This change is primarily attributable to:

         * We recognized a registration rights penalty in fiscal 2005 of $44,000 for which we did not have a comparable expense in fiscal 2004. In the terms of our sale of shares of our Series B 6% Cumulative Preferred Stock and common stock purchase warrants in fiscal 2005 we agreed to file a registration statement covering the shares of our common stock underlying those securities. This non-cash expense represents the possible payment of liquidated damages if the registration statement of which this prospectus is a part is not declared effective by June 28, 2006,

         * Interest expense - related party, was $25,657 and represents interest due Shanghai Shanhai Company, Likang's minority shareholder, on a demand loan in the principal amount of $161,533 made to Likang for working capital together with the annual fixed return of $9,375 due it through December 2009 upon its original investment in Likang. We did not have comparable expenses during the fiscal 2004 period, and

         * Interest expense was $42,720 as compared to $29,359 for fiscal 2004, an increase of $13,361 due to increased borrowings during fiscal 2005.

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

Deemed preferred stock dividends

         During fiscal 2005, we recorded a deemed preferred stock dividend of $1,800,276 which relates to our Series A Convertible Preferred Stock ($300,276) and our Series B 6% Cumulative Preferred Stock ($1,500,000). This non-cash expense related to the beneficial conversion features of those securities and is recorded with a corresponding credit to paid in capital. Additionally, for fiscal 2005 we recorded a preferred stock dividend of $11,240 which represents accrued but undeclared and unpaid dividends on our Series A Convertible Preferred Stock and our Series B 6% Cumulative Preferred Stock.


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

                                      December 31,          $ of          % of
                                -----------------------------------------------
                                  2005             2004       Change     Change
                                -----------------------------------------------

Working capital               $ 2,412,757   $   849,304   $ 1,563,453    +184.1%
Cash                          $ 1,460,078   $   467,859   $   992,219    +212.0%
Accounts receivable, net      $ 1,347,163   $ 1,099,154   $   248,009    + 22.6%
Inventories                   $   968,224   $   941,311   $    26,913    +  2.9%
Prepaid expenses              $    81,750   $    78,242   $     3,508       NM
Due from related parties      $   972,370   $   261,304   $   711,066    +272.5%
Total current assets          $ 4,839,541   $ 2,847,870   $ 1,991,671    + 69.9%
Property and equipment, net   $   686,234   $   254,281   $   431,953    +170.0%

Loans payable                 $   628,869   $   301,933   $   326,936    +108.0%
Loans payable - related       $   161,533   $         0   $   161,533    +100.0%
Accounts payable and
      accrued expenses        $ 1,400,704   $ 1,191,554   $   209,150    +17.6%
Advances from customers       $   126,199   $   246,837   $  (120,638)   -48.9%
Total current liabilities     $ 2,426,784   $ 1,998,566   $   428,218    +21.4%
Total liabilities             $ 2,426,784   $ 2,421,271   $    (5,513)   -  NM

NM = not meaningful

         At December 31, 2005, we had a cash balance of $1,460,078. As of December 31, 2005, our cash position by geographic area is as follows:

                  United States             $1,224,683
                  China                        235,395
                                            $1,460,078

            Our working capital position increased to $2,412,757 at December 31, 2005 from $849,304 at December 31, 2004. This increase in working capital is primarily attributable to an increase in our current assets which reflects proceeds we received during fiscal 2005 from the sale of equity as well as increases in accounts receivable resulting from our increased sales in fiscal 2005, and an increase in the amount due us from related parties at December 31, 2005 as described below.

         The increase in our current assets of $1,991,671 at December 31, 2005 as compared to December 31, 2004 was offset by an increase in our current liabilities of $428,218 at December 31, 2005 as compared to December 31, 2004. The increase in our current liabilities is primarily attributable to increased borrowings during fiscal 2005 of approximately $327,000 which was used to fund equipment purchases as well as reclassification of certain existing loans to current liabilities as a result of their due dates coupled with higher accounts payable and accrued expenses and related party payables which are the result of an increase in working capital requirements.

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

         At December 31, 2005 our accounts receivable, allowance for doubtful accounts was $13,343 as compared to $37,050 at December 31, 2004 and reflects our best estimate of probable losses. As is customary in the PRC, we extend relatively long payment terms to pre existing customers who have established a credible payment history. Our terms of sale generally require payment within four to six months, which is considerably longer than customary terms offered in the United States, however, we believe that our terms of sale are customary amongst our competitors for a company our size within our industry. For fiscal 2005, the average turn on accounts receivable from non-related third parties was 127 days and the average turn on accounts receivable from related parties is 106 days. At December 31, 2005 we had $1,347,163 of accounts receivable, net due from non-related third parties and $872,370 accounts receivable due from related parties. All of these amounts have been collected at September 25, 2006.

We also occasionally offer established customers, including related parties, longer payment terms of 240 days on new products as an incentive to purchase these products, which has served to further increase the average days outstanding for accounts receivable. As the market for these new products is established, we will discontinue offering this sales incentive. Generally, a customer will prepay for an order prior to shipment. At December 31, 2005 our balance sheet reflected advances from customers of $126,199.

         At December 31, 2005 related parties owed us $972,370 which included:

         * $870,652 in accounts receivable due from to Shanghai Likang Pharmaceuticals Technology Company, Limited for the purchase of products from us,

         * $1,718 accounts receivable due from Shanghai Likang Meirui Pharmaceutical High-Tech Co. Ltd for the purchase of products from us, and

         * $100,000 due April 2006 from Shanghai Likang Pharmaceuticals Technology Company, Limited which represents a working capital loan to that entity.

         As described earlier in this section, we sell products to these two affiliated entities. Our terms of sale and settlement on sales to Shanghai Likang Meirui Pharmaceutical High-Tech Co. Ltd. are the same as we offer our third party customers. Shanghai Likang Pharmaceuticals Technology Company, Limited purchases products from us on an as needed basis in order to fill customer orders they have received and do not maintain an inventory of our products. They tender payment to us upon receipt of payment from their customer. The accounts receivable from Shanghai Likang Pharmaceuticals Technology Company, Limited are historically paid within approximately four to six months, which is the same receivable turn as we experience with our third party customers. We do not reserve an allowance for doubtful accounts related to accounts receivable due from related parties. Of the $872,370 accounts receivable due from related parties at December 31, 2005, $870,652, or approximately
99.8%, is due from Shanghai Likang Pharmaceuticals Technology Company, Limited which buys products from us for resale to non-related third party customers which are primarily hospitals, clinics and schools with which Shanghai Likang Pharmaceuticals Technology Company, Limited has maintained long standing business relationships and these non-related third party customers have demonstrated an excellent payment history. In addition, our officers and directors as the owners of Shanghai Likang Pharmaceuticals Technology Company, Limited have orally guaranteed payment on all accounts receivable due our company from this related party.


         Our balance sheet at December 31, 2005 also reflects a loan payable to a related party of $161,533 which is a working capital loan made to us by Shanghai Shanhai Group in January 2005. This loan bears interest at 10% per annum and is due on demand.

         Net cash used in operating activities for fiscal 2005 was $512,873 as compared to net cash provided by operating activities of $492,493 for fiscal 2004. For fiscal 2005, we used cash in operations to fund an increase in accounts receivable of $1,163,612, including an increase of $944,741 in accounts receivables from related parties Additionally, we funded an increase in inventories of $26,913, repayments in amounts due to a related party of $258,242 and an increase in advances from customers of $135,506 which was offset by our net income of $544,129, the add back of non-cash items of $176,007 and an increase in accounts payable and accrued expenses of $259,200. For fiscal 2004, we received cash from operations from our net income of $502,708, the add back of non-cash items of $92,125, increases in accounts payable and accrued expenses of $906,999, including an increase of $155,106 due to a related party, and an increase in advances from customers of $106,528 offset by cash used in operations to fund an increase in accounts receivable of $644,051, including $261,304 from related parties and increases in inventory of $494,340.

         Net cash used in investing activities for fiscal 2005 was $245,593 as compared to $103,724 for fiscal 2004, an increase of $141,869 which was primarily due to capital expenditures for the acquisition of manufacturing equipment.

         Net cash provided by financing activities was $1,738,040 for fiscal 2005 as compared to net cash used in financing activities of $318,087 for fiscal 2004. For fiscal 2005, we received net proceeds from preferred stock offerings of approximately $1,672,000 and proceeds from loans payable of approximately $488,000 which was offset by a loan repayment of $422,705. For fiscal 2004, we received cash of $241,546 as proceeds from loans which was offset by a shareholder distribution of $559,633.

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

Recent Capital Raising Transactions

          On June 30, 2005, we completed a $300,000 financing consisting of 375,345 shares of our Series A Convertible Preferred Stock, and common stock purchase warrants to purchase an additional 3,753,450 shares. We sold these securities to 12 accredited investors in a private transaction exempt from registration under the Securities Act in reliance on exemptions provided by
Section 4(2) of that act and Regulation D. Each share of Series A Convertible Preferred Stock is convertible into 10 shares of common stock. Each warrant entitles the holder to purchase one share of common stock for a period of five years, at an exercise price of $10 per share, subject to adjustment. The net proceeds from the transaction of approximately $277,000 are being used for general working capital purposes.

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

          The purchasers of the units were certain accredited institutional and individual investors. Conversion of the preferred shares and exercise of the warrants are also subject to a 499% cap on the beneficial ownership that each investor may have at any point in time while the securities are outstanding. We paid a due diligence fee of $65,000 in cash and Class B Warrants to purchase 866,665 shares of our common stock to certain of the investors and an advisor to one of the investors. We agreed to the payment of these due diligence fees, which are meant to offset the costs certain of the investors incur in making the decision to invest in an offering, as a term of the transaction. The recipients of the due diligence fee are as set forth below:

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

          We agreed to file a registration statement covering the shares of common stock underlying the securities issued. In the event the registration statement is not filed by February 13, 2006 or does not become effective by June 28, 2006, we are required to pay liquidated damages in the amount of $30,000 per month until the deficiency is cured. We filed the registration statement on February 8, 2006 but are presently unable to predict if the SEC will declare it effective prior to June 28, 2006 The transaction documents also provide for the payment of liquidated damages to the investors in certain events, including our failure to maintain an effective registration statement covering the resale of the common shares issuable upon conversion or exercise of the securities.

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

         Accounting for Stock Based Compensation - We account for stock based compensation utilizing Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value We have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. We have adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148 (See Recent Accounting Pronouncements), which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. Because of this election, we continue to account for our employee stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25 and the related interpretations. We are required to comply with SFAS No. 123 (revised 2004) starting on the first day of our fiscal year 2006. We are currently evaluating the effect that the adoption of SFAS No. 123 (revised 2004) will have on our consolidated operating results and financial condition. No stock-based compensation cost is currently reflected in net income for employee and director option grants as all options granted under the 2005 Incentive Stock Plan and the Non-Employee Directors Stock Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

         In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

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

         We have previously amended our annual report on Form 10-KSB to restate our financial statements to correct an error related to the accounting for a transaction recorded in the fourth quarter of fiscal 2005 in which our subsidiary Likang purchased a building from a related party, Shanghai Likang Pharmaceuticals Technology Company, Limited. As set forth elsewhere herein, we are restating our financial statements a second time to correct errors related to the proper accounting for the accrual of undeclared and unpaid dividends on our Series A Convertible Preferred Stock and our Series B 6% Cumulative Preferred Stock as well as to correct errors in the classification of a fixed annual return we pay to Likang's minority shareholder. Please see Note 1 - Restatement of the Notes to Consolidated Financial Statements appearing elsewhere in this annual report for a more detail explanation of the changes in our financial statements as result of these restatements.

            Because of these accounting errors, our management has determined that a deficiency in internal controls existed related to the recordation of related party transactions and accrual preferred stock dividends. Accordingly, our management has determined that there was a material weakness in our internal controls over financial reporting at December 31, 2005 and that our disclosure controls and procedures were ineffective at December 31, 2005. All of our employees and accounting staff are located in the PRC and we do not presently have a chief financial officer, comptroller or similarly titled senior financial officer who is bilingual and experienced in the application of U.S. GAAP. During fiscal 2006 we began a search for an appropriate candidate who can fill such a position; however, we are unable to predict when such a person will be hired. During fiscal 2006 we also began providing additional training to our accounting staff in the application of U.S. GAAP. While we have revised our internal controls to correct the procedural errors which led to the accounting errors, until we expand our staff to include a bilingual senior financial officer who has the requisite experience necessary, as well as supplement the accounting knowledge of our staff, it is likely that we will continue to have material weaknesses in our disclosure controls.

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

         Plan options are exercisable by delivery of written notice to us stating the number of shares with respect to which the option is being exercised, together with full payment of the purchase price therefore. Payment is to be in the form of cash, checks, certified or bank cashier's checks, promissory notes secured by the shares issued through exercise of the related options, shares of common stock or in such other form or combination of forms which may be acceptable to the Board of Directors, provided that any loan or guarantee by us of the purchase price may only be made upon resolution of the Board that such loan or guarantee is reasonably expected to benefit us.

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

(1) Mr. Siegel's address is 5301 North Federal Highway, Suite 120, Boca Raton, Florida 33487. The number of securities beneficially owned by Mr. Siegel includes:

         * A 40% interest of 955,000 (382,000) shares of our common stock which are presently outstanding and a 40% interest in common stock purchase warrants to purchase 2,125,000 (850,000) shares of common stock with an exercise price of $0.20 per share owned of record by China Direct Investments, Inc. China Direct Investments, Inc. is owned by Dr. James Wang and in his capacity as CEO has the authority to vote and dispose of those shares. Marc Siegel is an employee of China Direct Investments, Inc. holding a 40% interest,

         * 875,000 shares of our common stock issuable upon the conversion of shares of Series A Convertible Preferred Stock and 875,000 shares of common stock issuable upon the exercise of outstanding common stock purchase warrants with an exercise price of $0.20 per share. Mr. Marc Siegel has voting and dispositive control over securities held by Edge Capital Partners, Ltd.,

         * A 20% interest in 900,000 (180,000) shares of common stock which are presently outstanding, and a 20% interest in 907,630 (181,526) shares of common stock issuable upon the conversion of shares of our Series

         * A Convertible Preferred Stock and a 20% interest in 907,630 (181,526) shares issuable upon the exercise of outstanding common stock purchase warrants with an exercise price of $0.10 per share owned of record by CIIC Investment Banking Services (Shanghai) Company, Limited. Professor Shan is the General Manager and a member of the Board of Directors of CIIC Investment Banking Services (Shanghai) Company, Limited and as such has voting and dispositive control over securities held by that company. Marc Siegel is a 20% shareholder of CIIC Investment Banking Services (Shanghai) Company, Limited, and

         *      20,000 shares of our common stock held by Marc Siegel.

         The number of shares beneficially owned by Mr. Siegel excludes:

         * 500,000 shares of common stock issuable upon the conversion of shares of Series B 6% Cumulative Preferred Stock and 1,000,000 shares of common stock issuable upon the exercise of outstanding common stock purchase warrants with exercise prices ranging from $0.20 to $0.30 per share which owned of record by Edge Capital Partners, Ltd. Mr. Marc Siegel has voting and dispositive control over securities held by Edge Capital Partners, Ltd., and

         * 250,000 shares of our common stock issuable upon the conversion of shares of our Series B 6% Cumulative Convertible Preferred Stock and 500,000 shares of common stock issuable upon the exercise of outstanding common stock purchase warrants with exercise prices ranging from $0.20 to $0.30 per share owned of record by Edge LLC. Mr. Marc Siegel has voting and dispositive control over securities held by Edge LLC.

         The Series B 6% Cumulative Preferred Stock and associated common stock purchase warrants are not convertible or exercisable to the extent that (a) the number of shares of our common stock beneficially owned by the holder and (b) the number of shares of our common stock issuable upon the exercise of the warrants would result in the beneficial ownership by holder of more than 4.99% of our then outstanding common stock. This ownership limitation can be waived by the holder upon 61 days notice to us.

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

         The number of shares beneficially owned by Dr. Wang excludes:

         * A 40% interest in 500,000 (200,000) shares of common stock issuable upon the conversion of shares of Series B 6% Cumulative Preferred Stock and a 40% interest in 1,000,000 (400,000) shares of common stock issuable upon the exercise of outstanding common stock purchase warrants with exercise prices ranging from $0.20 to $0.30 per share which owned of record by Edge Capital Partners, Ltd. Mr. Marc Siegel has voting and dispositive control over securities held by Edge Capital Partners, Ltd. Dr. Wang is an investor in Edge Capital Partners, Ltd. holding a 40% interest,,

(3) Mr. Stein's address is 5301 North Federal Highway, Suite 120, Boca Raton, Florida 33487. The number of securities beneficially owned by Mr. Stein includes:

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

            In January 2005 Likang borrowed $161,533 from Shanghai Shanhai Group for working capital purposes. The loan bears interest at 10% per annum and is payable on demand. For the year ended December 31, 2005, interest expense related to this note amounted to $16,282

         In January 2005 Likang also entered into a five year agreement with Shanghai Shanhai Group whereby it agreed to pay Shanghai Shanhai Group a fixed amount of $9,375 annually which represents a return on its original investment in Likang of RMB 500,000 (approximately $62,500 U.S.). We have recorded interest expense of $9,375 for the fiscal year ended December 31, 2005 for this obligation.

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

         Audit-Related Fees -- This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees" The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

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

                                                    Linkwell Corporation

Dated: November 7, 2006
                              By: /s/ Xue Lian Bian
                            -------------------
                            Xue Lian Bian, CEO, President,
                            Principal executive officer principal financial and accounting officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                      Title                      Date

/s/ Xue Lian Bian                CEO, President, Chairman,      November 7, 2006
---------------------------      principal executive officer
Xue Lian Bian                    and principal financial and
                                 accounting officer


/s/ Wei Guan                     Vice President, Secretary      November 7, 2006
---------------------------      and director
Wei Guan

                      LINKWELL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS









                                    CONTENTS


      Report of Independent Registered Public Accounting Firm................F-2

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



/s/ Sherb & Co., LLP Certified Public Accountants

Boca Raton, Florida
March 25, 2006 (Except as to Note 1 and as to the effects of the restatement discussed in Note 1 as to which the date is September 19, 2006)

                         LINKWELL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                                   December 31, 2005
                              (As Restated - See Note 1)


                                        ASSETS

CURRENT ASSETS:
    Cash                                                                                        $ 1,460,078
    Accounts receivable, net of allowance for doubtful accounts of $13,343                        1,347,163
    Accounts receivable - related parties                                                           872,370
    Inventories                                                                                     968,224
    Prepaid expenses and other                                                                       81,750
    Assets from discontinued operations                                                               9,956
    Loan receivable - related party                                                                 100,000
                                                                                        --------------------

        Total Current Assets                                                                      4,839,541

PROPERTY AND EQUIPMENT - Net                                                                        686,234

OTHER ASSETS                                                                                            734
                                                                                        --------------------

        Total Assets                                                                            $ 5,526,509
                                                                                        ====================


                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loans payable                                                                                 $ 628,869
    Loan payable - related party                                                                    161,533
    Accounts payable and accrued expenses                                                         1,400,704
    Accrued prefered stock dividends payable                                                         11,240
    Income tax payable                                                                               75,489
    Advances from customers                                                                         126,199
    Liabilities from discontinued operations                                                         22,750
                                                                                        --------------------

        Total Current Liabilities                                                                 2,426,784

MINORITY INTEREST                                                                                   249,170
                                                                                        --------------------

STOCKHOLDERS' EQUITY:
    Preferred stock (No Par Value; 10,000,000 Shares Authorized;
        No shares issued and outstanding)                                                                 -
    Series A convertible preferred stock (No Par Value; 500,000 Shares Authorized;
        375,345 shares issued and outstanding)                                                      277,276
    Series B convertible preferred stock (No Par Value; 1,500,000 Shares Authorized;
        1,500,000 shares issued and outstanding)                                                  1,395,000
    Common Stock ($0.0005 Par Value; 150,000,000 Shares Authorized;
        45,304,139 shares issued and outstanding)                                                    22,652
    Additional paid-in capital                                                                    2,584,562
    Accumulated deficit                                                                          (1,342,936)
    Deferred compensation                                                                          (106,667)
    Other comprehensive gain - foreign currency                                                      20,668
                                                                                        --------------------

        Total Stockholders' Equity                                                                2,850,555
                                                                                        --------------------

        Total Liabilities and Stockholders' Equity                                              $ 5,526,509
                                                                                        ====================


                 See notes to consolidated financial statements
                                       F-3

                      LINKWELL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               For the Years
                                                                               Ended December 31,
                                                                       ------------------------------------
                                                                            2005                2004
                                                                       ----------------   -----------------
NET  REVENUES (including net revenues to related parties of $1,957,030 and $1,766,279 for the years ended December 31, 2005 and 2004,
     respectively                                                          $ 5,465,933         $ 4,422,522

COST OF SALES                                                                3,329,444           3,049,764
                                                                       ----------------   -----------------

GROSS PROFIT                                                                 2,136,489           1,372,758
                                                                       ----------------   -----------------

OPERATING EXPENSES:
     Selling expenses                                                          331,258             258,148
     General and administrative                                                869,555             426,532
                                                                       ----------------   -----------------

        Total Operating Expenses                                             1,200,813             684,680
                                                                       ----------------   -----------------

INCOME FROM OPERATIONS                                                         935,676             688,078
                                                                       ----------------   -----------------

OTHER INCOME (EXPENSE):
     Other income                                                                9,836               8,101
     Registration rights penalty                                               (44,000)                  -
     Interest income                                                             1,327               1,476

     Interest expense - related party                                          (25,657)                  -

     Interest expense                                                          (42,720)            (29,359)
                                                                       ----------------   -----------------

        Total Other Expense                                                   (101,214)            (19,782)
                                                                       ----------------   -----------------

INCOME BEFORE DISCONTINUED OPERATIONS, INCOME TAXES
      AND MINORITY INTEREST                                                    834,462             668,296

DISCONTINUED OPERATIONS:
   Loss from discontinued operations                                           (20,817)                  -
                                                                       ----------------   -----------------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                               813,645             668,296

INCOME TAXES                                                                  (177,177)           (109,732)
                                                                       ----------------   -----------------

INCOME BEFORE MINORITY INTEREST                                                636,468             558,564

MINORITY INTEREST                                                              (92,339)            (55,856)
                                                                       ----------------   -----------------

NET INCOME                                                                     544,129             502,708

CUMULATIVE PREFERRED DIVIDENDS                                                 (11,240)                  -
DEEMED PREFERRED STOCK DIVIDENDS                                            (1,800,276)                  -
                                                                       ----------------   -----------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS                     $ (1,267,387)          $ 502,708
                                                                       ================   =================
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
   Income (loss) from continuing operations                                    $ (0.03)             $ 0.02
   Loss from discontinued operations                                             (0.00)                  -
                                                                       ----------------   -----------------

   Net income (loss) per common share available to common shareholders         $ (0.03)             $ 0.02
                                                                       ================   =================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic and diluted                                                        41,617,176          36,273,470
                                                                       ================   =================
           See notes to consolidated financial statements
                                F-4


                      LINKWELL CORPORATION AND SUBSIDIARIES CONSOLIDATED
                 STATEMENTS OF STOCKHOLDERS' EQUITY For the Years Ended December
                 31, 2005 and 2004






                                     Series A Preferred  Stock Series B Preferred Stock    Common Stock
                                      ------------------------------------------------  -------------------------
                                       Number of               Number of                 Number of
                                        Shares      Amount      Shares       Amount       Shares       Amount
                                      ----------- ----------  -----------  -----------  ------------ ------------

Balance, December 31, 2003                     -        $ -            -          $ -   36,273,470     $ 18,138

Distributions                                  -          -            -            -            -            -

Net income for the year                        -          -            -            -            -            -
                                      ----------- ----------  -----------  ----------- ------------ ------------

Balance, December 31, 2004                     -          -            -            -   36,273,470       18,138

Recapitalization of company                    -          -            -            -    7,030,669        3,514

Sales of Series A preferred stock        375,345    277,276            -            -            -            -

Sales of Series B preferred stock              -          -    1,500,000    1,395,000            -            -

Common stock issued for services               -          -            -            -    2,000,000        1,000

Deemed preferred stock dividends               -          -            -            -            -            -


Cumulative preferred stock dividend            -          -            -            -            -            -


Comprehensive loss:
    Net income for the year

    Foreign currency translation adjustment    -          -            -            -            -            -
                                      ----------- ----------  -----------  ----------- ------------ ------------

Balance, December 31, 2005               375,345  $ 277,276    1,500,000   $ 1,395,000  45,304,139     $ 22,652
                                      =========== ==========  ===========  =========== ============ ============



                 See notes to consolidated financial statements
                                      F-5/A

               LINKWELL CORPORATION AND SUBSIDIARIES CONSOLIDATED
         STATEMENTS OF STOCKHOLDERS' EQUITY For the Years Ended December
                                31, 2005 and 2004



                                        Additional                                   Other        Total
                                         Paid-in     Accumulated     Deferred     Comprehensive Stockholders'
                                         Capital       Deficit      Compensation     Loss        Equity
                                       ------------ -------------  --------------------------- ------------


Balance, December 31, 2003               $ 585,727     $ (18,624)           $ -           $ -    $ 585,241

Distributions                                    -      (559,633)             -             -     (559,633)

Net income for the year                          -       502,708              -             -      502,708
                                       ------------ -------------  ------------- ------------- ------------

Balance, December 31, 2004                 585,727       (75,549)             -             -      528,316

Recapitalization of company                 39,559             -              -             -       43,073

Sales of Series A preferred stock                -             -              -             -      277,276

Sales of Series B preferred stock                -             -              -             -    1,395,000

Common stock issued for services           159,000                     (106,667)            -       53,333

Deemed preferred stock dividends         1,800,276    (1,800,276)             -             -            -


Cumulative preferred stock dividend              -       (11,240)             -             -      (11,240)


Comprehensive loss:
    Net income for the year                              544,129              -                    544,129

    Foreign currency translation adjustment      -             -              -        20,668       20,668
                                       ------------ -------------  ------------- ------------- ------------

Balance, December 31, 2005             $ 2,584,562  $ (1,342,936)    $ (106,667)     $ 20,668  $ 2,850,555
                                       ============ =============  ============= ============= ============




                 See notes to consolidated financial statements
                                      F-5/B

                      LINKWELL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (As Restated- - See Note 1)

                                                                        For the Year
                                                                       Ended December 31,
                                                                 -------------------------------
                                                                      2005            2004
                                                                 --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                        $ 544,129       $ 502,708
    Loss from discontinued operations                                   (20,817)              -
                                                                 --------------- ---------------
    Income from continuing operations                                   564,946         502,708

    Adjustments to reconcile net income from operations to net cash provided by
      (used in) operating activities:
      Depreciation and amortization                                      42,373          34,483
      Minority interest                                                  96,606          55,856
      Allowance for doubtful accounts                                   (23,707)          1,067
      Loss on disposal of property and equipment                          7,402             729
      Stock-based compensation                                           53,333               -
    Changes in assets and liabilities:
      Accounts receivable                                              (218,871)       (382,747)
      Accounts receivable - related party                              (944,741)       (261,304)
      Inventories                                                       (26,913)       (494,340)
      Prepaid and other current assets                                   (3,508)         22,514
      Other assets                                                         (734)              -
      Accounts payable and accrued expenses                             259,200         751,893
      Accounts payable - related party                                 (258,242)        155,106
      Tax payable                                                        75,489               -
      Advances from customers                                          (135,506)        106,528
                                                                 --------------- ---------------
    Net Cash (Used in) Provided by Operating Activities                (512,873)        492,493

    Net Cash Used in Discontinued Operations                             (8,023)              -
                                                                 --------------- ---------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    (520,896)        492,493
                                                                 --------------- ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash received in acquisition                                        2,460               -
      Increase in loan receivable - related party                      (100,000)              -
      Purchase of property, plant and equipment                        (148,053)       (103,724)
                                                                 --------------- ---------------

NET CASH USED IN INVESTING ACTIVITIES                                  (245,593)       (103,724)
                                                                 --------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from loans payable                                       326,936         241,546
      Repayment of loans payable                                       (422,705)              -
      Proceeds from loan payable - related party                        161,533               -
      Shareholder distributions                                               -        (559,633)
      Gross proceeds from sale of preferred stock                     1,800,276               -
      Placement fees and other fees paid                               (128,000)              -
                                                                 --------------- ---------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   1,738,040        (318,087)
                                                                 --------------- ---------------
EFFECT OF EXCHANGE RATE ON CASH                                          20,668               -
                                                                 --------------- ---------------

NET INCREASE IN CASH                                                    992,219          70,682

CASH  - beginning of year                                               467,859         397,177
                                                                 --------------- ---------------

CASH - end of year                                                  $ 1,460,078       $ 467,859
                                                                 =============== ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
    Cash paid for:
        Interest                                                       $ 68,377        $ 29,359
                                                                 =============== ===============
        Income taxes                                                  $ 101,688        $ 91,146
                                                                 =============== ===============
    Non-cash investing and financing activities:
     Accounts receivable - related party exchanged for building       $ 333,675             $ -
                                                                 =============== ===============

                 See notes to consolidated financial statements.

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

Income (loss) per common share


The Company presents net income (loss) per share ("EPS") in accordance with SFAS No. 128, "Earnings per Share." Accordingly, basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding. The Company has made an accounting policy election to use the if-converted method for convertible securities that are eligible to participate in common stock dividends, if declared; however, the two-class method must be used if the effect is more dilutive. Since the two-class method was not more dilutive, the Company used the if-converted method. Diluted earnings per share reflects the potential dilution that could occur based on the exercise of stock options or warrants, unless such exercise would be anti-dilutive, with an exercise price of less than the average market price of the Company's common stock. The Company's common stock equivalents at December 31, 2005 include the following:


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

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Registration rights agreements

The Company has adopted View C of EITF 05-4 "Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19" ("EITF 05-4"). Accordingly, the Company classifies as liability instruments, the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the SEC within contractually fixed time periods, and
(ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements. Under View C of EITF 05-4, (i) registration rights with these characteristics are accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer's own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments. At December 31, 2005, the Company recorded a registration rights penalty expense of $44,000, which has been included on the accompanying consolidated balance sheet in accounts payable and accrued expenses. The Company has recorded a registration rights penalty which is reflected in its financial statements, this penalty is a reflection of the liquidating rights penalty provisions solely and does not reflect the increase in the dividend rate from 6% to 20%.


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

Recent accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective for the first fiscal year beginning after December 15, 2005. The Company believes the adoption of this pronouncement may have a material effect its financials position.

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

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Restatement (continued)

As a result of a review of its financial statements, management has determined that the $9,375 of the Company's rent expense as previously reflected on its consolidated Statements of Operations should be recorded as Interest Expense - Related Party. The change in the presentation of the Interest Expense -related party had the following effect on our consolidated Statement of Operations:

 * decreasing our rent expense from $65,455 to $56,080 * reducing General and Administrative Expenses from $878,930 to 869,555 * reducing Total Operation Expenses from $1,210,188 to $1,200,813 * increasing Income From Operations from $926,301 to $935,676 * increase Interest Expense - Related Party from $16,282 to $25,657 * increasing Total Other Expenses from $91,839 to $101,214

Furthermore, as a result of a review of its financial statements, management has determined that the $9,375 of the Company's rent expense as previously reflected on its consolidated Statements of Cash Flows should be recorded as Interest. The change in presentation of the Interest Expense had the effect of increasing Interest under the Supplemental Disclosure of Cash Flow Information on our consolidated Statements of Cash Flows from $59,002 to $68,377.

Additionally, the Company revised its financial statements and notes thereto for the year ended December 31, 2005 to accrue undeclared and unpaid cumulative preferred stock dividends related to its Series A and Series B preferred stock and to disclose the per share and aggregate amount of these cumulative preferred dividends in its footnotes. The effect of this restatement is to increase current liabilities and decrease stockholders' equity by $11,240, respectively.



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
                                                              ==============


NOTE 3 - PROPERTY AND EQUIPMENT

At December 31, 2005, property and equipment consist of the following:


                                                                Useful Life
                                                          -------------------------

             Office equipment and furniture                      5-7 Years                         $   104,369
             Autos and trucks                                     10 Years                             119,364
             Manufacturing equipment                              7 Years                              131,221
             Building and land                                    20 Years                             465,952
             Leasehold improvements                               5 Years                                3,280
                                                                                    ---------------------------

                                                                                                       824,186

             Less accumulated depreciation                                                           (137,952)
                                                                                    ---------------------------

                                                                                                    $  686,234
                                                                                    ===========================



For the year ended December 31, 2005 and 2004, depreciation expense amounted to $42,373 and $34,483, respectively.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 4 - LOANS PAYABLE

Loans payable consisted of the following at December 31, 2005:

Note to De Chang Credit Union due on May 18, 2006 with interest at 6.70% per                $     221,954
annum. Secured by equipment

Note to De Chang Credit Union due on September 30, 2006 with interest 6.70%
per annum. Secured by equipment                                                                    61,654

Note to De Chang Credit Union due on March 9, 2006 with interest at 6.70% per
annum. Secured by equipment.  Repaid in March 2006                                                 98,646

Note to Agriculture Bank of China due on December 7, 2006 with interest at
6.70% per annum. Secured by equipment                                                             246,615
                                                                                 -------------------------

     Total                                                                                        628,869

Less: current portion of loans payable                                                          (628,869)
                                                                                 -------------------------

Loans payable, long-term                                                               $                -
                                                                                 =========================


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

The assets and liabilities of Aerisys are presented in the balance sheet under the captions "Assets of discontinued operation" and "Liabilities of discontinued operation". The approximate carrying amounts of the major classes of these assets and liabilities as of December 31, 2005 are summarized as follows:

            Assets:
            Cash                                           $          4,815
            Accounts receivable                                       5,141
                                                        ---------------------

            Assets of discontinued operation               $          9,956
                                                        ======================

            Liabilities:
            Due to related party                                     15,000
            Deferred income                                           7,750
                                                          ---------------------

            Liabilities of discontinued operation          $         22,750
                                                          =====================

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

                                                                      2005
                                                           --------------------
     Revenues                                                    $    34,245
     Operating and other non-operating expenses                       55,062
                                                           --------------------

     Loss from discontinued operations                            $  (20,817)
                                                           ====================

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company's 90% owned subsidiary, Likang, is engaged in business activities with two affiliated entities.

Shanghai Likang Meirui Pharmaceuticals High-Tech Company, Ltd. ("Meirui"), a company of which Shanghai Shanhai Group, Likang's minority shareholder, owns 68%, provides certain contract manufacturing of two products for Likang. Specifically, Meirui provides Likang with Ozone producing device equipment and Ultraviolet radiation lamp lights. In addition, under the terms of a two year agreement entered into in January 2005, Meirui produces the Lvshaxing Air Disinfectant Machine and Likang Surgery hand-washing table for Likang. In January 2005, Likang signed a two year agreement with Meirui to market its products to the retail/consumer market using Meirui's proprietary sales network which caters to the retail/consumer market in China. For the years ended December 31, 2005 and 2004, the Company recorded net revenues of $23,987 and $67,356 to Meirui, respectively. Additionally, for the years ended December 31, 2005 and 2004, the Company purchased product from Meirui amounting to $48,489 and $389,400, respectively. At December 31, 2005, Meirui owed Likang $1,718. In general, accounts receivable due from Meirui are payable in cash and are due within 90 days, which represent normal business terms with unrelated parties.

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

Shanghai Likang Pharmaceuticals Technology Company, Limited, which is owned by Messrs. Xuelian Bian (90%) and Wei Guan (10%), the Company's officers and directors, sells the Company's products to third parties. For the years ended December 31, 2005 and 2004, the Company recorded net revenues of $1,933,043 and $1,698,923 to Shanghai Likang Pharmaceuticals Technology Company, Limited, respectively. At December 31, 2005, accounts receivable from sales due from Shanghai Likang Pharmaceuticals Technology Company, Limited was $536,977. In general, accounts receivable due from Likang are payable in cash and are due within 90 days, which represent normal business terms with unrelated parties. Additionally, through December 31, 2005, the Company leased approximately 21,500 square feet of manufacturing space from Shanghai Likang Pharmaceuticals Technology Company, Limited for approximately $11,500 annually. In February 2006, the Company entered into an asset purchase agreement with Shanghai Likang Pharmaceuticals Technology Company, Limited and Mr. Bian under which the Company purchased this previously leased building for $333,675. In connection with this purchase, through December 31, 2005, the Company advanced funds of $333,675 to Shanghai Likang Pharmaceuticals Technology Company, Limited which has been reflected as a long-term asset (Deposit - related party) on the accompanying balance sheet.

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

As of December 31, 2005, accrued cumulative but undeclared dividends in arrears related to the Company's Series A Convertible Preferred Stock amounted to an aggregating of approximately $10,500 and is included on the accompanying balance sheet.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 7 -  SHAREHOLDERS' EQUITY (continued)

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

b) Series B 6% Cumulative Preferred Stock

On December 28, 2005, the Company closed on a private placement with a group of accredited investors, for the sale of 1,500,000 shares of the Company's Series B 6% Cumulative Preferred Stock (the "Series B Preferred Stock") along with warrants to purchase additional shares of the Company's common stock exempt from registration under the Securities Act in reliance on exemptions provided by
Section 4(2) of that act and Regulation D. The 6% Convertible Preferred Stock was priced at $1.00 per share, and the Company received gross proceeds of $1,500,000. Each share of Series B Preferred Stock, as well as the value of all accrued by unpaid dividends, is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.10 per share, provided that no holder has the right to convert his shares of Series B Preferred Stock if by virtue of such conversion the holder would become the beneficial owner of than 4.99% of the Company's common stock. This ownership limitation can be waived by the holder upon 61 days notice to the Company. The conversion price is subject to adjustment in the event of stock splits, reclassifications or stock dividends. Thus, if all of the shares of the Series B Preferred Stock were converted to common stock, an additional 15,000,000 shares of common stock would be issued. The shares of Series B Preferred Stock do not have any voting rights except as may be provided under Florida law.

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

As of December 31, 2005, accrued cumulative but undeclared dividends in arrears related to the Company's Series B Preferred Stock amounted to an aggregate of approximately $740 and is included on the accompanying balance sheet.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 7 -  SHAREHOLDERS' EQUITY (continued)

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


NOTE 7 -  SHAREHOLDERS' EQUITY (continued)

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

NOTE 7 -  SHAREHOLDERS' EQUITY (continued)

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


NOTE 7 -  SHAREHOLDERS' EQUITY (continued)

Common Stock Warrants (continued)

The following table summarizes the Company's stock warrants outstanding at December 31, 2005:

                                           Warrants outstanding and exercisable
                                           -----------------------------------
                                                Weighted        Weighted
                                                 average         average
         Range of                               remaining       exercise
       exercise price     Number                  life            price
      ---------------- -------------        ---------------   ---------------

     $ 0.75-2.50           359,750                 1.70            $2.02
     $      0.10         3,753,450                 4.50            $0.10
     $      0.20        15,030,000                 4.90            $0.20
     $      0.30        15,866,665                 5.00            0$.30



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

Future minimum rental payments required under these operating leases are as follows:

                         Year Ended December 31,
             ---------------------------------------------

                                  2006                                $100,197
                                  2007                                  64,367
                                  2008                                  31,703
                                  2009                                  31,916
                                  2010                                  31,916

                                  2011                                   2,874
                                                               ----------------


                Total minimum lease payments                          $262,973

                                                               ================


For the years ended December 31, 2005 and 2004, rent expense amounted to $56,080 and $46,535, respectively.


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

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NOTE 10 - OPERATING RISK

(c) Exchange risk


The Company can not guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Renminbi converted to US dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.


(d) Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

NOTE 11 - FOREIGN OPERATIONS


For the year ended December 31, 2005 and 2004, the Company derived all of its revenue from its subsidiaries located in the People's Republic of China. Identifiable assets by geographic areas as of December 31, 2005 are as follows:




                                                  Identifiable Assets
                                                  at December 31, 2005
                                              ----------------------------

           United States                               $   1,334,639
           China                                           4,191,870
                                               ----------------------------


                            Total                      $   5,526,509
                                                ===========================



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