Form 10QSB/A
period 2006-03-31
Linkwell CORP
filed 2006-11-07
CIK 1042463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A
(Mark One)

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

                      LINKWELL CORPORATION AND SUBSIDIARIES
                                 FORM 10-QSB/A-1
                      QUARTERLY PERIOD ENDED MARCH 31, 2006

EXPLANATORY PARAGRAPH:

         We are amending our Form 10-QSB for the period ended March 31, 2006 as filed with the SEC on May 16, 2006 to restate our Consolidated Balance Sheet at March 30, 2006 and our Consolidated Statement of Operations for the period ended March 31, 2006. These restatements include the following:

         o We have restated our Consolidated Balance Sheet at March 31, 2006 and our Consolidated Statement of Operations for the period ended March 31, 2006 to properly accrue undeclared and unpaid cumulative dividends on our Series A Convertible Preferred Stock and our Series B 6% Cumulative Preferred Stock and to include those dividends in our calculation of loss or income available to our common stockholders. We have also revised Note 9 of our Notes to Consolidated Financial Statements to disclose the per share an aggregate amount of these dividends,

         o We have restated our Consolidated Statement of Operations for the period ended March 31, 2006 to reclassify the $9,375 annual fixed return we may Shanghai Shanhai Group, the minority shareholder of Likang, from rent expense to interest expense, and

         o We have revised Note 1 - Registration rights agreements of the Notes to Consolidated Financial Statements to clarify the basis for the registration rights penalty we have recorded.

         Please see Note 1 Restatement contained in the Notes to Consolidated Financial Statements appearing later in this Form 10-QSBA which further describes the effect of these restatements.

         Finally, we are updating disclosure under Part I, Item 3 Controls and Procedures regarding the effectiveness of our internal controls.

         The Items of this Form 10-QSB/A for the period ended March 31, 2006 which are amended are as follows:

         o        Part I. Financial Information

                  o Item 1 - Financial Statements -

                    o Consolidated Balance Sheet at March 31, 2006,
                    o Consolidated Statement of Operations for the period ended
                      March 31, 2006, and
                    o Notes 1 and 7 of the  Notes to Consolidated Financial
                      Statements  (unaudited).

                  o Item 2 - Management's Discussion and Analysis or Plan of
                    Operation, and

                  o  Item 3. Controls and Procedures.

         In addition, Part II, Item 6. Exhibits of this Form 10-QSB/A includes currently dated certificates from our Chief Executive Officer and Principal Accounting and Financial Officer in Exhibits 31.1, 31.2 and 32.1.

         The remaining Items contained in this Form 10-QSB/A consist of all other Items originally contained in our Form 10-QSB for the period ended March 31, 2006 as filed on May 16, 2006. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB except as specifically set forth herein, and supersedes in its entirety the previously filed Form 10-QSB for the period ended March 31, 2006.


                                      INDEX
                                                                            Page

     PART I - FINANCIAL INFORMATION


     Item 1.  Consolidated Financial Statements
              Consolidated Balance Sheet (Unaudited) As of March 31, 2006......3
              Consolidated Statements of Operations (Unaudited)
                  For the Three Months Ended March 31, 2006 and 2005 ..........4
              Consolidated Statements of Cash Flows (Unaudited)
                  For the Three Months Ended March 31, 2006 and 2005...........5
              Notes to Unaudited Consolidated Financial Statements.............6

     Item 2.  Management's Discussion and Analysis or Plan of Operations......20


     Item 3.  Controls and Procedures.........................................31


     PART II - OTHER INFORMATION


     Item 1.  Legal Proceedings...............................................32


     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....32


     Item 3.  Default Upon Senior Securities..................................32


     Item 4.  Submission of Matters to a Vote of Security Holders.............32


     Item 5.  Other Information...............................................32


    Item 6.  Exhibits.........................................................32

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


When used in this quarterly report, the terms the "Company," "Linkwell" "we", and "us" refers to Linkwell Corporation, a Florida corporation, our wholly-owned subsidiary Linkwell Tech Group, Inc., a Florida corporation ("Linkwell Tech") and Linkwell Tech's 90% owned subsidiary Shanghai Likang Disinfectant High-Tech Company, Limited ("Likang"). The information which appears on our web site at www.linkwell.us is not part of this quarterly report. All per share information contained in this quarterly report gives effect to a one for 10 (1:10) reverse stock split effective March 24, 2005.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2006
                           (As Restated - See Note 1)
                                   (Unaudited)

                                           ASSETS

CURRENT ASSETS:
    Cash                                                                                                  $ 879,920
    Accounts receivable, net of allowance for doubtful accounts of $32,919                                1,201,964
    Accounts receivable - related parties                                                                 1,952,525
    Inventories                                                                                             479,295
    Prepaid expenses and other                                                                               92,536
    Loan receivable - related party                                                                         100,000
                                                                                              ----------------------

        Total Current Assets                                                                              4,706,240

PROPERTY AND EQUIPMENT - Net                                                                                737,691
                                                                                              ----------------------

        Total Assets                                                                                    $ 5,443,931
                                                                                              ======================


                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loans payable                                                                                         $ 535,145
    Loan payable - related party                                                                            163,033
    Accounts payable and accrued expenses                                                                   923,571
    Accrued preferred stock dividends payable                                                                37,874
    Income tax payable                                                                                       47,244
    Advances from customers                                                                                 355,563
                                                                                              ----------------------

        Total Current Liabilities                                                                         2,062,430
                                                                                              ----------------------

MINORITY INTEREST                                                                                           274,818
                                                                                              ----------------------

STOCKHOLDERS' EQUITY:
    Preferred stock (No Par Value; 10,000,000 Shares Authorized;
        No shares issued and outstanding)                                                                         -
    Series A convertible preferred stock (No Par Value; 500,000 Shares Authorized;
        375,345 shares issued and outstanding)                                                              277,276
    Series B convertible preferred stock (No Par Value; 1,500,000 Shares Authorized;
        1,500,000 shares issued and outstanding)                                                          1,395,000
    Common Stock ($0.0005 Par Value; 150,000,000 Shares Authorized;
        45,304,139 shares issued and outstanding)                                                            22,652
    Additional paid-in capital                                                                            2,912,442


    Accumulated deficit                                                                                  (1,167,630)


    Deferred compensation                                                                                  (367,223)
    Other comprehensive gain - foreign currency                                                              34,166
                                                                                              ----------------------


        Total Stockholders' Equity                                                                        3,106,683
                                                                                              ----------------------


        Total Liabilities and Stockholders' Equity                                                      $ 5,443,931
                                                                                              ======================



            See notes to unaudited consolidated financial statements

                      LINKWELL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (As Restated - See Note 1)

                                                                             For the Three Months
                                                                                Ended March 31,
                                                                      -----------------------------------
                                                                           2006               2005
                                                                      ----------------   ----------------
                                                                        (Unaudited)         (Unaudited)
NET REVENUES:
     Non-affiliated companies                                                $ 608,271          $ 589,938
     Affiliated companies                                                   1,260,255            357,987
                                                                      ----------------   ----------------

        Total Net Revenues                                                  1,868,526            947,925

COST OF SALES                                                               1,227,448            754,637
                                                                      ----------------   ----------------

GROSS PROFIT                                                                  641,078            193,288
                                                                      ----------------   ----------------

OPERATING EXPENSES:
     Selling expenses                                                         105,559             44,734
     General and administrative                                               262,616            132,457
                                                                      ----------------   ----------------

        Total Operating Expenses                                              368,175            177,191
                                                                      ----------------   ----------------

INCOME FROM OPERATIONS                                                        272,903             16,097
                                                                      ----------------   ----------------

OTHER INCOME (EXPENSE):
     Interest income                                                            1,557                182
     Interest expense - related party                                          (4,145)                 -
     Interest expense                                                         (10,770)           (11,299)
                                                                      ----------------   ----------------

        Total Other Expense                                                   (13,358)           (11,117)
                                                                      ----------------   ----------------

INCOME BEFORE DISCONTINUED OPERATIONS, INCOME TAXES
      AND MINORITY INTEREST                                                   259,545              4,980

DISCONTINUED OPERATIONS:
   Gain from disposal of discontinued operations                               12,794                  -
                                                                      ----------------   ----------------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                              272,339              4,980

INCOME TAXES                                                                  (47,124)            (1,401)
                                                                      ----------------   ----------------

INCOME BEFORE MINORITY INTEREST                                               225,215              3,579

MINORITY INTEREST                                                             (23,275)              (358)
                                                                      ----------------   ----------------

NET INCOME                                                                    201,940              3,221

CUMULATIVE PREFERRED STOCK DIVIDENDS                                          (26,634)                 -
                                                                      ----------------   ----------------

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS                              $ 175,306            $ 3,221
                                                                      ================   ================
BASIC INCOME PER COMMON SHARE:
   Income from continuing operations                                           $ 0.00             $ 0.00
   Income from discontinued operations                                           0.00                  -
                                                                      ----------------   ----------------

   Net income per common share available to common shareholders                $ 0.00             $ 0.00
                                                                      ================   ================
DILUTED INCOME PER COMMON SHARE:
   Income from continuing operations                                           $ 0.00             $ 0.00
   Income from discontinued operations                                           0.00                  -
                                                                      ----------------   ----------------

   Net income per common share available to common shareholders                $ 0.00             $ 0.00
                                                                      ================   ================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                                   64,995,951         36,273,470
                                                                      ================   ================
   Diluted                                                                 66,824,555         36,273,470
                                                                      ================   ================

            See notes to unaudited consolidated financial statements

                      LINKWELL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                     (As Restated - See Note 1)
                                                                          For the Three Months
                                                                             Ended March 31,
                                                                     --------------------------------
                                                                          2006             2005
                                                                     ---------------  ---------------
                                                                       (Unaudited)      (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $ 201,940          $ 3,221
    Gain from discontinued operations                                        12,794                -
                                                                     ---------------  ---------------
    Income from continuing operations                                       189,146            3,221

    Adjustments to reconcile net income from continuing operations to net cash used in operating activities:
      Depreciation and amortization                                          21,872            8,599
      Minority interest                                                      23,275              358
      Allowance for doubtful accounts                                        19,402                -
      Loss on disposal of property and equipment                                  -              124
      Stock-based compensation                                               67,324                -
    Changes in assets and liabilities:
      Accounts receivable                                                   137,900          (57,752)
      Accounts receivable - related party                                (1,070,531)        (128,986)
      Inventories                                                           496,644          (89,438)
      Prepaid and other current assets                                      (10,086)          48,892
      Other assets                                                              739                -
      Accounts payable and accrued expenses                                (485,651)          88,308
      Accounts payable - related party                                            -          (36,583)
      Tax payable                                                           (28,872)               -
      Advances from customers                                               227,608                -
                                                                     ---------------  ---------------

    Net Cash Used in Continuing Operating Activities                       (411,230)        (163,257)

    Net Cash Used in Discontinued Operations                                      -                -
                                                                     ---------------  ---------------

NET CASH USED IN OPERATING ACTIVITIES                                      (411,230)        (163,257)
                                                                     ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant and equipment                             (66,842)               -
                                                                     ---------------  ---------------

NET CASH USED IN INVESTING ACTIVITIES                                       (66,842)               -
                                                                     ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of loans payable                                            (99,307)               -
                                                                     ---------------  ---------------

NET CASH USED IN FINANCING ACTIVITIES                                       (99,307)               -
                                                                     ---------------  ---------------

EFFECT OF EXCHANGE RATE ON CASH                                              (2,779)               -
                                                                     ---------------  ---------------

NET DECREASE IN CASH                                                       (580,158)        (163,257)

CASH  - beginning of year                                                 1,460,078          467,859
                                                                     ---------------  ---------------

CASH - end of period                                                      $ 879,920        $ 304,602
                                                                     ===============  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
    Cash paid for:
        Interest                                                                $ -         $ 11,299
                                                                     ===============  ===============
        Income taxes                                                            $ -         $ 15,484
                                                                     ===============  ===============


            See notes to unaudited consolidated financial statements.
                                       -5-

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

Registration rights agreements

The Company has adopted View C of EITF 05-4 "Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19" ("EITF 05-4"). Accordingly, the Company classifies as liability instruments, the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the SEC within contractually fixed time periods, and
(ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements. Under View C of EITF 05-4, (i) registration rights with these characteristics are accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer's own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments. At March 31, 2006, the Company recorded a registration rights penalty expense of $44,000, which has been included on the accompanying consolidated balance sheet in accounts payable and accrued expenses. The Company has recorded a registration rights penalty which is reflected in its financial statements. This penalty is a reflection of the liquidating damages penalty provisions solely and does not reflect the increase in the dividend rate from 6% to 20%.

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


Restatement

The Company revised its financial statements and notes thereto for the three months ended March 31, 2006 to accrue undeclared and unpaid cumulative preferred stock dividends related to its Series A and Series B preferred stock and to disclose the per share and aggregate amount of these cumulative preferred dividends in its footnotes. The effect of this restatement is to increase current liabilities and decrease stockholders' equity by $37,874, respectively. This change includes an accrual of $11,240 for period ended December 31, 2005 and an accrual of $26,634 for the period ended March 31, 2006.

NOTE 2   INVENTORIES

At March 31, 2006, inventories consisted of the following:

         Raw materials                                         $      261,239
         Work in process                                               26,689
         Finished goods                                               315,082

                                                                --------------
                                                                         603,010

         Less: reserve for obsolescence                              (123,715)
                                                                --------------

                                                                   $     479,295
                                                                ==============

NOTE 3   PROPERTY AND EQUIPMENT

At March 31, 2006, property and equipment consist of the following:


                                                       Useful Life
                                                -------------------------
    Office equipment and furniture                      5-7 Years                         $    96,885
    Autos and trucks                                     10 Years                             123,111
    Manufacturing equipment                              7 Years                              186,323
    Building and land                                    20 Years                             489,152
    Leasehold improvements                               5 Years                                3,380
                                                -------------------------         ---------------------------
                                                                                              898,851

    Less accumulated depreciation                                                            (161,160)
                                                                                  ---------------------------

                                                                                            $  737,691
                                                                                  ===========================


For the three months ended March 31, 2006 and 2005, depreciation expense amounted to $21,872 and $8,599, respectively.


NOTE 4   LOANS PAYABLE

Loans payable consisted of the following at March 31, 2006:

Note to De Chang Credit Union due on May 18, 2006 with interest at 6.70% per      $    224,014
annum. Secured by equipment

Note to De Chang Credit Union due on September 30, 2006 with interest 6.70%
per annum. Secured by equipment                                                         62,226

Note to Agriculture Bank of China due on December 7, 2006 with interest at
6.70% per annum. Secured by equipment                                                  248,905
                                                                               ----------------

     Total                                                                             535,145

Less: current portion of loans payable                                                (535,145)
                                                                               ----------------

Loans payable, long-term                                                           $         -
                                                                               ================


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


NOTE 6   RELATED PARTY TRANSACTIONS

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

NOTE 7 - SHAREHOLDERS' EQUITY

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


As of March 31, 2006, accrued cumulative but undeclared dividends in arrears related to the Company's Series A Preferred Stock amounted to approximately $.04 per share aggregating approximately $14,942 and is included on the accompanying balance sheet.

Preferred Stock (continued)

(b) Series B 6% Cumulative Preferred Stock

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


As of March 31, 2006, accrued cumulative but undeclared dividends in arrears related to the Company's Series B Preferred Stock amounted to approximately $.015 per share aggregating approximately $22,192 and is included on the accompanying balance sheet.

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

                                                                        Warrants
Exercise/Conversion Price                                   $0.20 to $0.30
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

Stock Options (continued)

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

Stock warrant activity for the year ended March 31, 2006 is summarized as follows:

                                          Number of             Weighted average
                                           shares                exercise price

Outstanding at December 31, 2005             35,009,865                 $0.25
         Granted                              2,125,000                  0.20
         Exercised                                   -                      -
                                           --------------              ------
Outstanding at March 31, 2006                37,134,865                 $0.25
                                           ==============              ======

Common Stock Warrants (continued)

The following table summarizes the Company's stock warrants outstanding at March 31, 2006:

                                            Warrants outstanding and exercisable
                                            ------------------------------------
                                                      Weighted       Weighted
                                                       average        average
         Range of                                     remaining      exercise
         exercise price             Number              life           price
--------------------------------------------------    -----------------------
         $0.75-2.50                    359,750          1.45             $2.02
         $0.10                       3,753,450          4.25             $0.10
         $0.20                      17,155,000          4.50             $0.20
         $0.30                      15,866,665          4.75             0$.30


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

NOTE 11  FOREIGN OPERATIONS

For the three months ended March 31, 2006 and 2005, the Company derived all of its revenue from its subsidiaries located in the People's Republic of China. Identifiable assets by geographic areas as of March 31, 2006 are as follows:


                                                          Identifiable Assets
                                                           at March 31, 2006
                                                       -------------------------
           United States                                        $    135,871
           China                                                   5,308,060
                                                       -------------------------

                            Total                              $   5,443,931
                                                       =========================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview


         In May 2005, we closed a share exchange agreement with all of the shareholders of Linkwell Tech under which we acquired 100% of the issued and outstanding shares of Linkwell Tech's common stock in exchange for 36,273,470 shares of our common stock, which at closing represented approximately 87.5% of the issued and outstanding shares of our common stock. As a result of the transaction, Linkwell Tech became our wholly owned subsidiary. In June, 2004, prior to our share exchange with Linkwell Tech, Linkwell Tech acquired 90% of Likang through a stock exchange with Shanghai Likang Pharmaceuticals Technology Company, Limited, the then 90% shareholder of Likang. Shanghai Likang Pharmaceuticals Technology Company, Limited is owned by Messrs. Xuelian Bian and Wei Guan, our officer, directors and principal shareholders. Shanghai Shanhai Group, an unaffiliated third party, owns the remaining 10% of Likang. The transaction in which Linkwell Tech acquired the 90% interest in Likang resulted in the formation of a U.S. holding company by Messrs. Bian and Guan as it did not result in a change in the underlying ownership interests of Likang. For financial accounting purposes, the reverse merger transaction in which we acquired Linkwell Tech was treated as a recapitalization of our company with the former shareholders of the company retaining approximately 12.5% of the outstanding stock. We regard Likang's business of disinfectant products for the commercial medical industry as the primary segment of our business. Our consolidated financials statements included elsewhere in this prospectus for the periods after the date of the stock exchange between our company and Linkwell Tech reflect the change in the capital structure of our company due to the recapitalization. The consolidated financial statements for the three months ended March 31, 2006 and the fiscal year ended December 30, 2005 reflect the operations of our company including Linkwell Tech and Likang for the periods presented while the results of operations for the fiscal year ended December 31, 2004 are those of Likang.


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


         Our present manufacturing facilities and production capacities are sufficient for the foreseeable future, and we believe that we otherwise have the assets and capital available to us necessary to enable us to increase our revenues in future periods as the overall market for disinfectant products in China continues to increase. During the balance of fiscal 2006 we will continue to focus our efforts on developing a retail market for our products, as well as expanding our traditional base of commercial customers. In this regard, we have allocated approximately $300,000 from our recent private offering to be used towards expanded marketing of our products in the PRC and approximately $400,000 for costs associated with investigating the feasibility of expanding our sales outside the PRC to the U.S. In addition, we may also consider the possible acquisition of independent sales networks which could be used to increase our product distribution as well as smaller, regional companies in our industry. While we have allocated approximately $400,000 of proceeds from our recent private offering, we have not identified any potential acquisition targets.


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

Results of Operations

Three months ended March 31, 2006 as compared to the three months ended March 31, 2005


Results of Operations


                                           Three Months Ended March 31,                $             %

                                    ---------------------- ---------------------
                                            2006                   2005             Change         Change
                                         (unaudited)           (unaudited)
                                          (restated)
                                    ---------------------- --------------------- -------------- -------------
Net revenues                               $ 1,868,526          $   947,925        $920,601         97.1%
Cost of sales                                1,227,448              754,637         472,811         62.7%
Selling expenses                               105,559               44,734          60,825        136.0%
GAexpenses                                     262,616              132,457         130,159         98.3%
Total operating expenses                       368,175              177,191         190,984        107.8%
Operating income                               272,903               16,097         256,806      1,595.4%
Total other (expense)                          (13,358)             (11,117)        (2,241)         20.2%

Gain from discontinued operations               12,794                    -          12,794        100.0%
Income taxes                                   (47,124)              (1,401)       (45,723)      3,263.6%
Minority interest                              (23,275)                (358)       (22,917)      6,401.4%
Net income                                   $ 201,940          $     3,221        $198,719      6,169.5%
                                   ====================== ===================== ============== =============
Net income attributable to
common shareholders                          $ 175,306          $     3,221       $172,085            NM
                                   ====================== ===================== ============== =============


NM = not material


Other key indicators:

                                                Three Months Ended March 31,
                                                ---------------------------
                                                   2006              2005        % of  change
                                                 (unaudited)     (unaudited)

Cost of sales as a percentage of revenues          65.7%             79.6%            -13.9%
Gross profit margin                                34.3%             20.4%            +13.9%
Selling expenses as a percentage of revenues        5.6%              4.7%            + 0.9%
GAexpenses as a percentage of revenues             14.1%             14.0%            + 0.1%
Total operating expenses as a
         percentage of revenues                    19.7%             18.7%            + 1.0%


Net revenues

         Net revenues for the three months ended March 31, 2006 were $1,868,526 as compared to net revenues of $947,925 for the three months ended March 31, 2005, an increase of $920,601 or approximately 97.1%. We believe our increase in our net revenues in the three months ended March 31, 2006 was attributable to a recent surge in demand for disinfectant products stemming from health scares such as SARS and the avian flu which have increased the public awareness of health standards in China. As a result, public demand for disinfectant products has increased. While we reported a increase in sales for fiscal 2005 from fiscal 2004 which as continued into the first quarter of fiscal 2006 when compared to the first quarter of fiscal 2005, we cannot be assured that demand will continue to increase or that the initial demand for new products which introduced in fiscal 2005, including Jifro 4% Chlorhexidine Gluconate, Dianerkang, 2% glutaraldehyde disinfectant, and the revised 84' disinfectant, will continue.

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

Gross profit

         Gross profit for the three months ended March 31, 2006 was $641,078 or approximately 34.3% of net revenues, as compared to $193,288 or approximately 20.4% of revenues for the three months ended March 31, 2005. The gross profit reflects an overall increase in our sales prices as we expand into new markets. For example, our Ai'ershi disinfectant tablets are sold in Shanghai for approximately $.83 per bottle. However in newer markets such as DongBei Province, Ai'ershi disinfectant tablets are sold at approximately $1.64 per bottle. An'erdian skin disinfectant sold for approximately $.36 per bottle in BeiJing and Shanghai. We currently sell this product in western cities such as ChongQing and XiAn at approximately $.49 per bottle, an increase of 36%. The trend of increase in our gross profit margins reported in fiscal 2005 has continued into the first quarter of fiscal 2006. While we believe that we will continue to report increased gross profit margins during the balance of fiscal 2006 from the comparable periods in fiscal 2005, if sales of our products do not continue to increase or if we report a drop in sales of products such as our An'erdian Skin Disinfectant line, it is likely that our gross profit margins would decline in future periods.

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

* For the three months ended March 31, 2006, general and administrative expenses were $262,616 as compared to $132,457 for the three months ended March 31, 2005, an increase of $130,159, or approximately 98.3% and included the following:

* We incurred consulting fees during the three months ended March 31, 2006 of $67,323 substantially related to the issuance of common stock for business development and management services related to our administrative operations in the United States. We did not incur such costs during the three months ended March 31, 2005. We expect these costs to increase in 2006 due to our business development efforts in the United States.

* For the three months ended March 31, 2006, salaries and wages and related benefits increased by approximately $36,000 to $74,519 for the three months ended March 31, 2006 from $38,275 in the 2005 period due to the hiring of additional employees.

* We incurred additional operating expenses associated with overall price increases, increased telephone and communications usage, and increase travel and entertainment.

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

Cumulative Preferred Stock Dividends and Net Income Attributable to Common Shareholders

For the three months ended March 31, 2006 we accrued dividends in the amount of $26,634 which relates to undeclared and unpaid dividends related to our Series A Convertible Preferred Stock and our Series B 6% Cumulative Preferred Stock. We did not have comparable expenses in fiscal 2005.

We reported net income attributable to our common shareholders of $175,305 for the first quarter of fiscal 2006, an increase of $172,085 from the comparable period in fiscal 2005. This translates to an overall per-share income available to shareholders of $.00 for the three months ended March 31, 2006 compared to per-share income of $.00 for the three months ended March 31, 2005.

Liquidity and Capital Resources

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between March 12, 2006 (unaudited) and December 31, 2005:


                                     March 31        December 31,          $ of          % of
                                       2006             2005             Change         Change
                                    ----------- ----------------------------------------------
                                    (unaudited)
                                     (restated)     (restated)
Working capital                     $ 2,643,810      $2,412,757        $  231,053       +  9.6%
Cash                                $   879,920      $1,460,078        $( 580,158)      -  39.7%
Accounts receivable, net            $ 1,201,964      $1,347,163        $( 145,199)      -  10.8%
Accounts receivable related         $1,952,525       $  872,370        $1,080,155       +   124%
Inventories                         $   479,295      $  968,224        $( 488,929)      -  50.5%
Prepaid expenses                    $    92,536      $   81,750        $   10,786       +  13.2%
Loan receivable related             $   100,000      $  100,000        $        -          none
Total current assets                $ 4,706,240      $4,839,541        $( 133,301)      -   2.8%
Property and equipment, net         $   737,691      $  686,234        $   51,457       +   7.5%
Loans payable                       $   535,145      $  628,869        $( 93,724)       -  14.9%
Loans payable - related             $   163,033      $  161,533        $   1,500        +  0.01%
Accounts payable and
      accrued expenses              $   923,571      $1,400,704        $(477,133)       -  34.1%
Advances from customers             $   355,563      $  126,199        $ 229,364        +   182%
Total liabilities                   $ 2,062,430      $2,426,784        $(364,354)       -  15.0%


         At March 31, 2006, we had a cash balance of $879,920. As of March 31, 2006, our cash position by geographic area is as follows:

                  United States             $     2,335
                  China                         877,585
                                          --------------
                                              $ 879,920

         Our working capital position increased $231,053 to $2,643,810 at March 31, 2006 from $2,412,757 at December 31, 2005. This increase in working capital is primarily attributable to an increase of approximately $1.1 million in accounts receivable due us from related parties as discussed below, which was offset by decreases in cash (approximately $580,000), accounts receivable due from third parties (approximately $146,000) and inventories (approximately $489,000). The increase in accounts receivable - related parties and corresponding decreases in cash and inventories reflects the effects of increased sales during the first quarter of fiscal 2006 and the corresponding receivables generated by those sales.

         The decrease in our current assets of $133,301 at March 31, 2006 as compared to December 31, 2005 was offset by an decrease in our current liabilities of $364,354 at March 31, 2006 as compared to December 31, 2005. The decrease in our current liabilities is primarily attributable to decreased borrowings and lower payable and accrued expenses which were offset by an increase in advances from customers.

         At March 31, 2006, our inventories of raw materials, work in process and finished goods, before a reserve for obsolete inventory totaled $479,295, a decrease of $489,000, or approximately 51%, from December 31, 2005. At March 31, 2006 we have reserved $123,715 for possible obsolescence of inventories which represents a minimal increase from inventory reserves at December 31, 2005. Our management determined the reserve was appropriate based upon its internal analysis of our sales and anticipated customer demand. During fiscal 2005 we introduced several new products which had been in development for a period of time and reformulated several existing products; these new and reformulated products were partially attributable for our increased sales in fiscal 2005. Our management considered the initial market impact from the introduction of the new and reformulated products when it calculated the reserve for possible obsolete inventory for both fiscal 2005 and the first quarter of fiscal 2006. We expect to maintain higher inventory levels to accommodate for anticipated future sales growth as well as a wider variety of products. As of March 31, 2006, our inventory levels decreased due to a surge in revenues. Subsequent to the period, our inventory quantities returned to normal levels as due to increased production.

         At March 31, 2006 our accounts receivable, allowance for doubtful accounts from third parties was $32,929 as compared to $13,343 at December 31, 2005 and reflects our best estimate of probable losses. In determining the allowance for doubtful accounts, our management reviews our accounts receivable aging as well as the facts and circumstances of specific customers which may indicate the collection of specific amounts are at risk. As is customary in the PRC, we extend relatively long payment terms to our customers. Our terms of sale generally require payment within four to six months, which is considerably longer than customary terms offered in the United States, however, we believe that our terms of sale are customary amongst our competitors for our a company our size within our industry. For fiscal 2005, the average turn on accounts receivable from non-related third parties was 127 days and the average turn on accounts receivable from related parties as 106 days. For the first quarter of fiscal 2006, the average turn on accounts receivable from non-related third parties was 189 day and the average turn on accounts receivable from related parties as 101 days. We also occasionally offer established customers, including related parties, longer payment terms of 240 days on new products as an incentive to purchase these products, which has served to further increase the average days outstanding for accounts receivable. As the market for these new products is established, we will discontinue offering this sales incentive. Generally, a customer will prepay for an order prior to shipment. At March 31, 2006 our balance sheet reflected advances from customers of $355,563, an increase of $229,364, or approximately 182%, from December 31, 2005.

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

         As described elsewhere in this prospectus, we sell products to these two affiliated entities. Our terms of sale and settlement on sales to Shanghai Likang Meirui Pharmaceutical High-Tech Co. Ltd. are the same as we offer our third party customers. Shanghai Likang Pharmaceuticals Technology Company, Limited purchase products from us on an as needed basis in order to fill customer orders they have received and do not maintain an inventory of our products. They tender payment to us upon receipt of payment from their customer. The accounts receivable from Shanghai Likang Pharmaceuticals Technology Company, Limited are historically paid in less time than the accounts receivable of our third party customers.

         Our balance sheet at March 31, 2006 also reflects a loan payable to a related party of $163,033 which is a working capital loan made to us by Shanghai Shanhai Group in January 2005. This loan bears interest at 10% per annum and is due on demand.

         Net cash used in continuing operating activities for the three months ended March 31, 2006 was $411,230 as compared to $163,257 for the three months ended March 31, 2005. For the three months ended March 31, 2006, we used cash in operations to fund a net increase in accounts receivable of $932,631, including an increase of $1,070,531 in accounts receivables from related parties, and a decrease in accounts payable and accrued expenses of $485,651. These increases were offset by our net income, a decrease in inventory and an increase in advances from customers, together with an add back of non-cash items of $131,783 For the three months ended March 31, 2005, we used cash to fund a net increase in accounts receivable of $186,738, including an increase in accounts receivable
- related parties of $128,986, an increase in inventory of $89,438 and a reduction in accounts payable - related parties of $36,583 which were offset by our net income, increases in prepaid and other current assets and accounts payable and accrued expenses together with an add back of non-cash items of $9,082.

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

         Revenue Recognition - We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. We assess whether the fee associated with our revenue transactions is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of the fee is due after our normal payment terms, we access if the fee is not fixed or determinable. In these cases, we may recognize revenue as the fees become due. We assess collectibility based on the credit worthiness of the customer and past transaction history. We perform initial credit evaluations of our customers and do not require collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defers the fee and recognize the revenue at the time that collection becomes reasonably assured. The following policies reflect specific criteria for our various revenues streams:

* Revenues of Aerisys are recognized at the time the services are rendered to customers. Services are rendered when our company's representatives receive the customers' requests and complete the customers' orders. For contacts over a period of time, Aerisys recognizes the revenue on a straight-line basis over the period that the services are provided.

* Our revenues from the sale of products are recorded when the goods are shipped, title passes, and collectibility is reasonably assured.

* Revenues from the sale of products to related parties are recorded when the goods are shipped which correlates with the shipment by the related parties to its customers, at which time title passes and collectibility is reasonably assured. We receive sales orders on a just-in-time basis from related parties. Generally, the related party does not hold our inventory. If the related party has inventory on hand at the end of a financial reporting period, the sale is reversed and the inventory is included on our balance sheet.

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

ITEM 3.  CONTROLS AND PROCEDURES


         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2006, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

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

            During May 2006 we were required to restate our financial statements for the fiscal year ended December 31, 2005 to correct an accounting error. In November 2006 we restated our financial statements as December 31, 2005 and for the year then ended to correct additional accounting errors primarily related to the treatment of dividends on our various series of preferred stock. This Form 10-QSB/A contains the effect of those restatements. Based upon these accounting errors, our management has determined that there is a deficiency in our internal controls over financial reporting and that our disclosure controls and procedures were ineffective at March 31, 2006. All of our employees and accounting staff are located in the PRC and we do not presently have a chief financial officer, comptroller or similarly titled senior financial officer who is bilingual and experienced in the application of U.S. GAAP. During fiscal 2006 we began a search for an appropriate candidate who can fill such a position; however, we are unable to predict when such a person will be hired. During fiscal 2006 we also intend to provide additional training to our accounting staff in the application of U.S. GAAP. As a result of these matters, our management believes that a deficiency in our internal controls continues to exist. Until we expand our staff to include a bilingual senior financial officer who has the requisite experience necessary, as well as supplement the accounting knowledge of our staff, it is likely that we will continue to have material weaknesses in our disclosure controls.

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

                                                Linkwell Corporation

Date:  November 07, 2006                           By: /s/ Xuelian Bian
                                                -------------------
                                                Xuelian Bian
                                                Chief Executive Officer and
                                                principal financial
                                                accounting officer