Form 10QSB/A
period 2006-06-30
Linkwell CORP
filed 2006-11-07
CIK 1042463

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


                        Commission File Number: 000-24977

                              LINKWELL CORPORATION
          (Exact name of small business issuer as specified in charter)

                 FLORIDA                        65-1053546
                  --------                       -----------
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

         Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

        Indicate by check mark whether the registrant is a shell company
         (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                      57,557,589 shares at August 10, 2006

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                   EXPLANATORY NOTE REGARDING AMENDMENT NO. 1

Linkwell Corporation (the "Company") is amending this Quarterly Report on Form 10-QSB for the period ended June 30, 2006 to restate our financial statements as follows:

o Management has determined that $4,687 of the Company's interest expense payable to Shanghai Shanhai Group should be reflected as Accounts payable and accrued expenses. The change had the effect of increasing Accounts Payable and Accrued Expenses from $937,454 to $942,141 on our consolidated Balance Sheet.

o Management has determined that the dividend on the Series B 6% Cumulative Preferred Stock was incorrectly recorded on our consolidated Balance Sheet. As of May 27, 2006 the dividend on the Series B 6% Cumulative Preferred Stock increased to 20%. The change had the effect of increasing Accrued preferred stock dividends payable from $45,617 to $64,932, an increase of $19,315 on our consolidated Balance Sheet. The $64,932 of Accrued preferred stock dividends payable reflects $36,987 of the accrual of a 6% dividend from December 28, 2005 through May 27, 2006, while $27,945 reflects an accrual of a dividend of 20% from May 28, 2006 through June 30, 2006.

o The change in Accounts payable and accrued expenses of $4,687 and the change in Accrued preferred stock dividends payable of $19,315 had the effect of increasing Total Current Liabilities from $2,164,769 to $2,188,771 and Total Liabilities from $2,164,769 to $2,188,771 on our consolidated Balance Sheet.

o Management has determined that the minority interest was incorrectly recorded on our consolidated Balance Sheet. The change had the effect of increasing Minority Interest from $257,069 to $303,264 on our consolidated Balance Sheet.

o Management has determined that the Accumulated deficit was incorrectly recorded on our consolidated Balance Sheet. As a result of changes the Accumulated deficit was revised from $(935,739) to $(1,005,936) on our consolidated Balance Sheet. As a result of changes made to Accumulated deficit, the Total Stockholders' Equity was revised from $3,417,682 to $3,347,485 on our consolidated Balance Sheet.

o Management has determined that the Interest expense - related party was incorrectly recorded on our consolidated Statements of Operations. The change in Interest Expense -related party had the effect of increasing our Interest expense - related party from $8,307 to $12,994 on our consolidated Statements of Operations to reflect the accrual of $4,687 of interest payable to Shanghai Shanhai Group. Accordingly, the Total Other Expense was increased from $55,665 to $60,352 on our consolidated Statements of Operations.

o Management has determined that in light of various restatements to Interest Expense - related party and the Total Other Expense, The Income Before Discontinued Operations, Incomes Taxes, and Minority Interest was incorrectly recorded on our consolidated Statements of Operations. As a result of changes made to Interest Expense - related party and the Total Other Expense, The Income before Discontinued Operations, Incomes Taxes, and Minority Interest was revised from $495,827 to $491,140 on our consolidated Statements of Operations. Additionally, Net Income decreased from $441,574 to $390,692, a decrease of $50,882 on our consolidated Statement of Operations.

o Management has determined that the due to the increase of the dividend on the Series B 6% Cumulative Preferred Stock from 6% top 20% as of May 27, 2006, the Cumulative Preferred Stock Dividends was incorrectly recorded on our consolidated Statements of Operations. The change had the effect of increasing the Cumulative Preferred Stock Dividends from $34,377 to $53,692, an increase of $19,315 on our consolidated Statement of Operations.

o Management has determined that in light of various restatements to Interest Expense - related party and the Total Other Expense, Income Before Discontinued Operations, Incomes Taxes, and Minority Interest, as well as the Cumulative Preferred Stock Dividends, Net Income (Loss) Attributable to Common Shareholders was incorrectly recorded on our consolidated Statement of Operations. The change had the effect of decreasing the Net Income (Loss) Attributable to Common Shareholders from $407,197 to $337,000, a decrease of $70,197 on our consolidated Statement of Operations.

o As a result of a review of its financial statements, management has determined that there were certain errors on our consolidated Statements of Cash Flows. Management has determined that Net Income, Income from continuing operations, Minority Interest as well as Accounts Payable and accrued expenses were incorrectly recorded on our consolidated Statements of Cash Flows. The change had the effect of decreasing the Net Income from $441,574 to $390,692, thereby reducing Income from continuing operations from $428,780 to $377,898, increasing the Minority interest from $7,899 to $54,094, and decreasing the Accounts Payable and accrued expenses from $(493,061) to $(488,374) on our consolidated Statements of Cash Flows.

         Please see Note 1 Restatement contained in the Notes to Consolidated Financial Statements appearing later in this Form 10-QSBA which further describes the effect of these restatements.

         Finally, we are updating disclosure under Part I, Item 3 Controls and Procedures regarding the effectiveness of our internal controls.

         The Items of this Form 10-QSB/A for the period ended June 30, 2006 which are amended are as follows:

         o        Part I. Financial Information

                  o        Item 1 - Financial Statements -

                    o Consolidated Balance Sheet at June 30, 2006,
                    o Consolidated Statement of Operations for the six months
                      ended June 30, 2006,
                    o Consolidated Statements of Cash Flows for the six months ended June 30, 2006, and
                    o Notes to Consolidated Financial Statements (unaudited).

                  o Item 2 - Management's Discussion and Analysis or Plan of Operation, and

                  o        Item 3. Controls and Procedures.

         In addition, Part II, Item 6. Exhibits of this Form 10-QSB/A includes currently dated certificates from our Chief Executive Officer and Principal Accounting and Financial Officer in Exhibits 31.1, 31.2 and 32.1.

         The remaining Items contained in this report consist of all other Items originally contained in our Quarterly Report on Form 10-QSB for the period ended June 30, 2006 as filed on August 21, 2006. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB except as specifically set forth herein, and supersedes in its entirety the previously filed Form 10-QSB for the period ended June 30, 2006.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                                 FORM 10-QSB/A-1
                      QUARTERLY PERIOD ENDED JUNE 30, 2006

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


       Item 2.  Management's Discussion and Analysis or Plan of Operation.....25


       Item 3.  Controls and Procedures.......................................38



       PART II - OTHER INFORMATION


      Item 1.  Legal Proceedings..............................................39


      Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....39


      Item 3.  Default Upon Senior Securities.................................39


      Item 4.  Submission of Matters to a Vote of Security Holders............39


      Item 5.  Other Information..............................................39


     Item 6.  Exhibits........................................................40

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

      Certain statements in this quarterly report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from an future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to increase our revenues, develop our brands, implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control.


     You should consider the areas of risk described in connection with any forward-looking statements that may be made in our annual report as filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this quarterly report in its entirety, Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this quarterly report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

     When used in this quarterly report, the terms the "Company," "Linkwell" "we," and "us" refers to Linkwell Corporation, a Florida corporation, our wholly-owned subsidiary Linkwell Tech Group, Inc., a Florida corporation ("Linkwell Tech") and Linkwell Tech's 90% owned subsidiary Shanghai Likang Disinfectant High-Tech Company, Limited ("Likang"). The information which appears on our web site at www.linkwell.us is not part of this quarterly report. All per share information contained in this quarterly report gives effect to one for 10 (1:10) reverse stock split effective March 24, 2005.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2006
                                   (Unaudited)
                           (As Restated - See Note 1)


                                          ASSETS
CURRENT ASSETS:
    Cash                                                                                             $ 1,212,562
    Accounts receivable, net of allowance for doubtful accounts of $62,330                             1,329,508
    Accounts receivable - related parties                                                              1,577,459
    Inventories                                                                                          451,284
    Prepaid expenses and other                                                                           133,720
    Advance on purchases - related party                                                                  24,980
    Due from related party                                                                               124,899
                                                                                            ---------------------

        Total Current Assets                                                                           4,854,412

PROPERTY AND EQUIPMENT - Net                                                                             735,311

OTHER ASSET                                                                                              249,797
                                                                                            ---------------------

        Total Assets                                                                                 $ 5,839,520
                                                                                            =====================


                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loans payable                                                                                      $ 636,982
    Loans payable-related party                                                                          163,617
    Accounts payable and accrued expenses                                                                942,141
    Accrued preferred stock dividends payable                                                             64,932
    Advances from customers                                                                              381,099
                                                                                            ---------------------

        Total Current Liabilities                                                                      2,188,771
                                                                                            ---------------------

MINORITY INTEREST                                                                                        303,264
                                                                                            ---------------------
STOCKHOLDERS' EQUITY:
    Preferred stock (No Par Value; 10,000,000 Shares Authorized;
        No shares issued and outstanding)                                                                      -
    Series B convertible preferred stock (No Par Value; 1,500,000 Shares Authorized;
        1,500,000 shares issued and outstanding)                                                       1,395,000
    Common Stock ($0.0005 Par Value; 150,000,000 Shares Authorized;
        49,057,589 shares issued and outstanding)                                                         24,529
    Additional paid-in capital                                                                         3,187,841
    Accumulated deficit                                                                               (1,005,936)

    Deferred compensation                                                                               (299,900)
    Other comprehensive gain-foreign currency                                                             45,951
                                                                                            ---------------------

        Total Stockholders' Equity                                                                     3,347,485
                                                                                            ---------------------

        Total Liabilities and Stockholders' Equity                                                   $ 5,839,520
                                                                                            =====================

                 See notes to unaudited consolidated financial statements

                      LINKWELL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                           (As Restated - See Note 1)


                                                                  For the Three Months              For the Six Months
                                                                    Ended June 30,                   Ended June 30,
                                                             -------------------------------  -------------------------------
                                                                 2006             2005            2006             2005
                                                             --------------   --------------  --------------   --------------
NET REVENUES
     Non-affiliated companies                                    $ 794,191        $ 727,601     $ 1,402,462      $ 1,317,539
     Affiliated companies                                          669,060          444,501       1,929,315          802,488
                                                             --------------   --------------  --------------   --------------
     Total Net Revenues                                          1,463,251        1,172,102       3,331,777        2,120,027

COST OF SALES                                                      762,592          741,022       1,990,040        1,495,659
                                                             --------------   --------------  --------------   --------------

GROSS PROFIT                                                       700,659          431,080       1,341,737          624,368
                                                             --------------   --------------  --------------   --------------

OPERATING EXPENSES:
     Selling expenses                                               99,648           63,785         205,207          108,519
     General and administrative                                    322,422          185,754         585,038          318,211
                                                             --------------   --------------  --------------   --------------

        Total Operating Expenses                                   422,070          249,539         790,245          426,730
                                                             --------------   --------------  --------------   --------------

INCOME FROM OPERATIONS                                             278,589          181,541         551,492          197,638
                                                             --------------   --------------  --------------   --------------
OTHER INCOME (EXPENSE):
     Registration rights penalty                                   (30,000)               -         (30,000)               -
     Interest income                                                   866              257           2,423              439
     Interest expense - related party                               (8,849)               -         (12,994)               -
     Interest expense                                               (9,011)         (10,155)        (19,781)         (21,454)
                                                             --------------   --------------  --------------   --------------

        Total Other Expense                                        (46,994)          (9,898)        (60,352)         (21,015)
                                                             --------------   --------------  --------------   --------------

INCOME BEFORE DISCONTINUED OPERATIONS, INCOME TAXES
      AND MINORITY INTEREST                                        231,595          171,643         491,140          176,623

DISCONTINUED OPERATIONS:
     Gain (loss) from disposal of discontinued operations                -             (548)         12,794             (548)
                                                             --------------   --------------  --------------   --------------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                   231,595          171,095         503,934          176,075

INCOME TAXES                                                       (15,258)         (28,999)        (62,382)         (30,400)
                                                             --------------   --------------  --------------   --------------

INCOME BEFORE MINORITY INTEREST                                    216,337          142,096         441,552          145,675

MINORITY INTEREST                                                  (27,585)         (17,771)        (50,860)         (18,129)
                                                             --------------   --------------  --------------   --------------

NET INCOME                                                         188,752          124,325         390,692          127,546

DEEMED PREFERRED STOCK DIVIDEND                                          -         (300,276)              -         (300,276)
CUMULATIVE PREFERRED STOCK DIVIDENDS                                (7,743)               -         (53,692)               -
                                                             --------------   --------------  --------------   --------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS            $ 181,009       $ (175,951)      $ 337,000       $ (172,730)
                                                             ==============   ==============  ==============   ==============

BASIC INCOME PER COMMON SHARE:
   Income from continuing operations                                $ 0.00          $ (0.00)         $ 0.01          $ (0.00)
   Income from discontinued operations                                   -            (0.00)           0.00            (0.00)
                                                             --------------   --------------  --------------   --------------

   Net income per common share available to common
   shareholders                                                      $ 0.00          $ (0.00)         $ 0.01          $ (0.00)
                                                             ==============   ==============  ==============   ==============
DILUTED INCOME PER COMMON SHARE:
   Income from continuing operations                                $ 0.00          $ (0.00)         $ 0.01          $ (0.00)
   Income from discontinued operations                                   -            (0.00)           0.00            (0.00)
                                                             --------------   --------------  --------------   --------------

   Net income per common share available to common
   shareholders                                                     $ 0.00          $ (0.00)         $ 0.01          $ (0.00)
                                                             ==============   ==============  ==============   ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                        60,469,126       38,565,235      60,387,088       38,565,235
                                                             ==============   ==============  ==============   ==============
   Diluted                                                      66,146,196       38,565,235      63,991,243       38,565,235
                                                             ==============   ==============  ==============   ==============


            See notes to unaudited consolidated financial statements
                                      -4-

                      LINKWELL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           (As Restated - See Note 1)



                                                                          For the Six Months
                                                                             Ended June 30,
                                                                    --------------------------------
                                                                         2006             2005
                                                                    ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                           $ 390,692        $ 127,546
   (Gain) loss from discontinued operations                                (12,794)             548
                                                                    ---------------  ---------------
   Income from continuing operations                                       377,898          128,094
    Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
      Depreciation and amortization                                         44,680            8,837
      Allowance for doubtful accounts                                       48,616                -
      Minority interest                                                     54,094           18,129
      Stock-based compensation                                             134,647                -
    Changes in assets and liabilities:
      Accounts receivable                                                  (13,722)        (236,533)
      Accounts receivable - related party                                 (592,025)         (18,964)
      Inventories                                                          527,276          (88,004)
      Prepaid and other current assets                                     (51,970)           8,358
      Advance on purchases - related party                                 (24,980)               -
      Other assets                                                             734                -
      Accounts payable and accrued expenses                               (488,374)          77,323
      Accounts payable - related party                                           -         (226,159)
      Income tax payable                                                   (74,967)         (12,118)
      Advances from customers                                              254,900           69,450
                                                                    ---------------  ---------------

    Net Cash Provided by (Used in) Continuing Operating Activities         196,807         (271,587)

    Net Cash Used in Discontinued Operations                                     -             (548)
                                                                    ---------------  ---------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        196,807         (272,135)
                                                                    ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash received in acquisition                                               -            2,460
      Increase in deposit on investment                                   (249,797)               -
      Purchase of property, plant and equipment                            (84,739)          (8,871)
                                                                    ---------------  ---------------

NET CASH USED IN INVESTING ACTIVITIES                                     (334,536)          (6,411)
                                                                    ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on loans payable                                            (24,361)        (108,696)
      Proceeds from loans payable                                           32,474                -
      Proceeds from sale of preferred stock                                      -          234,240
      Increase on amount due from related party                           (124,899)               -
                                                                    ---------------  ---------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       (116,786)         125,544
                                                                    ---------------  ---------------

EFFECT OF EXCHANGE RATE ON CASH                                              6,999                -
                                                                    ---------------  ---------------

NET DECREASE IN CASH                                                      (247,516)        (153,002)

CASH  - beginning of year                                                1,460,078          467,859
                                                                    ---------------  ---------------

CASH - end of period                                                   $ 1,212,562        $ 314,857
                                                                    ===============  ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for:
        Interest                                                          $ 28,088         $ 21,454
                                                                    ===============  ===============
        Income taxes                                                      $ 61,969         $ 30,400
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


Restatement

     As a result of a review of its financial statements, management has determined that $4,687 of the Company's interest expense payable to Shanghai Shanhai Group should be reflected as Accounts payable and accrued expenses. The change had the effect of increasing Accounts Payable and Accrued Expenses from $937,454 to $942,141 on our consolidated Balance Sheet.

     As a result of a review of its financial statements, management has determined that the dividend on the Series B 6% Cumulative Preferred Stock was incorrectly recorded on our consolidated Balance Sheet. As of May 27, 2006 the dividend on the Series B 6% Cumulative Preferred Stock increased to 20%. The change had the effect of increasing Accrued preferred stock dividends payable from $45,617 to $64,932, an increase of $19,315 on our consolidated Balance Sheet. The $64,932 of Accrued preferred stock dividends payable reflects $36,987 of the accrual of a 6% dividend from December 28, 2005 through May 27, 2006, while $27,945 reflects an accrual of a dividend of 20% from May 28, 2006 through June 30, 2006.

     The change in Accounts payable and accrued expenses of $4,687 and the change in Accrued preferred stock dividends payable of $19,315 had the effect of increasing Total Current Liabilities from $2,164,769 to $2,188,771 and Total Liabilities from $2,164,769 to $2,188,771 on our consolidated Balance Sheet.

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Restatement (continued)

     As a result of a review of its financial statements, management has determined that the minority interest was incorrectly recorded on our consolidated Balance Sheet. The change had the effect of increasing Minority Interest from $257,069 to $303,264 on our consolidated Balance Sheet.

     As a result of a review of its financial statements, management has determined that the Accumulated deficit was incorrectly recorded on our consolidated Balance Sheet. As a result of changes the Accumulated deficit was revised from $(935,739) to $(1,005,936) on our consolidated Balance Sheet.

     As a result of a review of its financial statements, management has determined that in light of various restatements to Accumulated deficit, the Total Stockholders' Equity was incorrectly recorded on our consolidated Balance Sheet. As a result of changes made to Accumulated deficit, the Total Stockholders' Equity was revised from $3,417,682 to $3,347,485 on our consolidated Balance Sheet..

     As a result of a review of its financial statements, management has determined that the Interest expense - related party was incorrectly recorded on our consolidated Statements of Operations. The change in Interest Expense -related party had the effect of increasing our Interest expense - related party from $8,307 to $12,994 on our consolidated Statements of Operations to reflect the accrual of $4,687 of interest payable to Shanghai Shanhai Group. Accordingly, the Total Other Expense was increased from $55,665 to $60,352 on our consolidated Statements of Operations.

     As a result of a review of its financial statements, management has determined that in light of various restatements to Interest Expense - related party and the Total Other Expense, The Income Before Discontinued Operations, Incomes Taxes, and Minority Interest was incorrectly recorded on our consolidated Statements of Operations. As a result of changes made to Interest Expense - related party and the Total Other Expense, The Income Before Discontinued Operations, Incomes Taxes, and Minority Interest was revised from $495,827 to $491,140 on our consolidated Statements of Operations.

     As a result of a review of its financial statements, management has determined that in light of various restatements to Interest Expense - related party and the Total Other Expense, Income Before Discontinued Operations, Incomes Taxes, and Minority Interest, the Net Income was incorrectly recorded on our consolidated Statement of Operations. The change had the effect of decreasing the Net Income from $441,574 to $390,692,a decrease of $50,882 on our consolidated Statement of Operations.

     As a result of a review of its financial statements, management has determined that the due to the increase of the dividend on the Series B 6% Cumulative Convertible Preferred Stock from 6% top 20% as of May 27, 2006, the Cumulative Preferred Stock Dividends was incorrectly recorded on our consolidated Statements of Operations. The change had the effect of increasing the Cumulative Preferred Stock Dividends from $34,377 to $53,692, an increase of $19,315 on our consolidated Statement of Operations.

     As a result of a review of its financial statements, management has determined that in light of various restatements to Interest Expense - related party and the Total Other Expense, Income Before Discontinued Operations, Incomes Taxes, and Minority Interest, as well as the Cumulative Preferred Stock Dividends, the Net Income (Loss) Attributable to Common Shareholders was incorrectly recorded on our consolidated Statement of Operations. The change had the effect of decreasing the Net Income (Loss) Attributable to Common Shareholders from $407,197 to $337,000, a decrease of $70,197 on our consolidated Statement of Operations.

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Restatement (continued)

     As a result of a review of its financial statements, management has determined that there were certain errors on our consolidated Statements of Cash Flows.

     As a result of a review of its financial statements, management has determined that Net Income, Income from continuing operations, Minority Interest as well as Accounts Payable and accrued expenses were incorrectly recorded on our consolidated Statements of Cash Flows. The change had the effect of decreasing the Net Income from $441,574 to $390,692, thereby reducing Income from continuing operations from $428,780 to $377,898, increasing the Minority interest from $7,899 to $54,094, and decreasing the Accounts Payable and accrued expenses from $(493,061) to $(488,374) on our consolidated Statements of Cash Flows.


NOTE 2 - INVENTORIES

At June 30, 2006, inventories consisted of the following:

               Raw materials                         $             263,990
               Work in process                                      26,707
               Finished goods                                      284,745
                                                          -----------------
                                                                   575,442

               Less: reserve for obsoloscense                     (124,158)
                                                          -----------------
                                                     $             451,284
                                                          =================


                 NOTE 3 - PROPERTY AND EQUIPMENT

At June 30, 2006, property and equipment consist of the following:

                                                             Useful Life
                                                          -------------------------
                 Office equipment and furniture              5-7 Years                         $    103,111
                 Autos and trucks                            10 Years                                   135,855
                 Manufacturing equipment                      7 Years                                   187,785
                 Building and land                           20 Years                                   489,774
                 Leasehold improvements                       5 Years                                     3,380
                                                                                    ----------------------------
                                                                                                        919,905

                 Less accumulated depreciation                                                        (184,594)
                                                                                    ----------------------------

                                                                                                  $    735,311
                                                                                    ============================


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


NOTE 5 - LOANS PAYABLE

         Loans payable consisted of the following at June 30, 2006:

                                                                                                                $ 324,736
          Note to Shanghai Rural Commercial Bank due on May 18, 2007 with interest at 6.70% per annum. Secured by equipment

          Note to Shanghai Rural Commercial Bank due on September 30, 2006 with interest 6.70% per annum. Secured by equipment
                                                                                                                   62,449

          Note to Shanghai Rural Commercial Bank due on December 7, 2006 with interest at 6.70% per annum. Secured by equipment
                                                                                                                  249,797
                                                                                              ----------------------------


                                                                                                                  636,982

                                  Less: current portion of loans payable                                        (636,982)
                                                                                              ----------------------------

                                  Loans payable, long-term                                                           $  -
                                                                                              ============================

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

     On June 15, 2006, the holders of the Company's outstanding Series A convertible preferred stock, no par value per share, converted 375,345 shares of the Company's preferred stock into 3,753,450 shares of common stock. Following the conversions on June 15, 2006, there are no shares of Series A Preferred Stock remaining outstanding. As of date of conversion, the Company's board of directors had not declared a dividend on its Series A Preferred Stock. Accordingly, all previously accrued and unpaid Series A preferred dividends were reversed As of June 30, 2006, there is no accrued cumulative but undeclared dividends in arrears related to the Company's Series A Preferred Stock.

Preferred Stock (continued)

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


     As of June 30, 2006, accrued cumulative but undeclared dividends in arrears related to the Company's Series B Preferred Stock amounted to approximately $.030 per share aggregating approximately $64,932 and is included on the accompanying balance sheet. $36,987 of the accrual reflects the dividend of 6% from April 1, 2006 thorough May 27, 2006, while $27,945 reflects a dividend of 20% from May 28, 2006 through June 30, 2006.

Preferred Stock(Continued)

b) Series B 6% Cumulative Preferred Stock (Continued)

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

Stock options (continued)

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

Stock options (continued)

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

Stock options (continued)

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

     Stock warrant activity for the six months ended June 30, 2006 is summarized as follows:


                                                                  Number of               Weighted average
                                                                    Shares                 exercise price
                                                                --------------         -------------------
                      Outstanding at December 31, 2005             35,009,865                $       .25
                      Granted                                       2,125,000                        .20
                      Exercised                                             -                          -
                                                                 -------------          ------------------
                      Outstanding at June 30, 2006                37,134,865                 $      0.25
                                                                  ============            ================

     The Following table summarizes the Company's stock warrants outstanding at June 30, 2006:

                                           Warrants outstanding and exercisable
                                          -----------------------------------
                                                   Weighted          Weighted
                                                    average           average
        Range of                                    remaining        exercise
       exercise price             Number             life             price
       ---------------------------------------------------------------------
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

     Identifiable assets by geographic areas as of June 30, 2006 are as follows:

                                        Identifiable Assets at June 30, 2006
                                           ------------------------------
                         United States                       $   134,627
                         China                                 5,704,893
                                          -------------------------------

                         Total                             $   5,839,520
                                         ===============================

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Overview

     In May 2005, we closed a share exchange agreement with all of the shareholders of Linkwell Tech under which we acquired 100% of the issued and outstanding shares of Linkwell Tech's common stock in exchange for 36,273,470 shares of our common stock, which at closing represented approximately 87.5% of the issued and outstanding shares of our common stock. As a result of the transaction, Linkwell Tech became our wholly owned subsidiary. In June, 2004, prior to our share exchange with Linkwell Tech, Linkwell Tech acquired 90% of Likang through a stock exchange with Shanghai Likang Pharmaceuticals Technology Company, Limited, the then 90% shareholder of Likang. Shanghai Likang Pharmaceuticals Technology Company, Limited is owned by Messrs. Xuelian Bian and Wei Guan, our officer, directors and principal shareholders. Shanghai Shanhai Group, an unaffiliated third party, owns the remaining 10% of Likang. The transaction in which Linkwell Tech acquired the 90% interest in Likang resulted in the formation of a U.S. holding company by Messrs. Bian and Guan as it did not result in a change in the underlying ownership interests of Likang. For financial accounting purposes, the reverse merger transaction in which we acquired Linkwell Tech was treated as a recapitalization of our company with the former shareholders of the company retaining approximately 12.5% of the outstanding stock. We regard Likang's business of disinfectant products for the commercial medical industry as the primary segment of our business. Our consolidated financials statements included elsewhere in this prospectus for the periods after the date of the stock exchange between our company and Linkwell Tech reflect the change in the capital structure of our company due to the recapitalization. The consolidated financial statements for the six months ended June 30, 2006 and the fiscal year ended December 30, 2005 reflect the operations of our company including Linkwell Tech and Likang for the periods presented while the results of operations for the six months ended June 30, 2006 are those of Likang for the period prior to May 2005 and of Linkwell Tech and Linkwell from May 2005 to June 30, 2005.


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

                 Results of Operations

     Six months ended June 30, 2006 as compared to the six months ended June 30, 2005

                 Results of Operations


                                                                  Six Months Ended June 30,
                                                      ---------------------- ---------------------
                                                                  2006                   2005               $             %
                                                                (unaudited)           (unaudited)        Change         Change
                                                                (restated)
                                                        ---------------------- --------------------- -------------- -------------
                 Net revenues                                     $3,331,177           $2,120,027       1,211,750         57.2%
                 Cost of sales                                     1,990,040             1,495,659        494,381         33.1%
                 Selling expenses                                    205,207               108,519         96,688         89.1%
                 GAexpenses                                          585,038               318,211        266,827         83.8%
                 Total operating expenses                            790,245               426,730        363,515         85.2%
                 Operating income                                    551,492               197,638        353,854          179%
                 Total other (expense)                               (60,352)              (21,015)        39,337            NM
                 Gain from discontinued operations                    12,794               (  548)         13,342            NM
                 Income taxes                                        (62,382)              (30,400)       (31,982)          105%
                 Minority interest                                   (50,860)              (18,129)       (32,731)            NM
                                                        ---------------------- --------------------- -------------- -------------
                 Net income                                         $ 390,692              $127.546        263,146          206%
                                                        ====================== ===================== ============== =============
                 Net income (loss) attributable to
                 common shareholders                                $ 337,000             $(172,730)       509,730            NM
                                                        ====================== ===================== ============== =============


                 NM = not meaningful

                 Other key indicators:


                                                                         Six Months        Six months        % of
                                                                        Ended June 30,    ended June 30,    change
                                                                             2006             2005
                                                                         (unaudited)      (unaudited)
                 ------------------------------------------------------ -------------- ----------------- ---------

                 Cost of sales as a percentage of revenues                 59.7%            70.5%            -10.8%
                 Gross profit margin                                       40.3%            29.4%            +10.9%
                 Selling expenses as a percentage of revenues               6.2%             5.1%            + 1.1%
                 GA expenses as a percentage of revenues                   17.5%            15.0%            + 2.5%
                 Total operating expenses as a percentage of revenues      23.7%            20.1%            + 3.6%


Net revenues

     Net revenues for the six months ended June 30, 2006 were $3,331,777 as compared to net revenues of $2,120,027 for the six months ended June 30, 2005, an increase of $1,211,750, or approximately 57.2%.

     We believe our increase in our net revenues in the six months ended June 30, 2006 was attributable to a recent surge in demand for disinfectant products. Recent health scares such as SARS and the avian flu have increased the public awareness of health standards in China. In response the Chinese government has implemented a series of initiatives to establish minimum health standards. As a result, public demand for disinfectant products has increased. In addition, during fiscal 2005 we raised our prices on some of our more popular products, including our Ai'ershi disinfectant tablets and our An'erdian skin disinfectant, in certain of our markets. Approximately 11% of the increase in revenues we reported for the six months ended June 30, 2006 from the comparable period in fiscal 2005 is attributable to an increase in the volume of products sold, which includes both new products introduced during fiscal 2005 as well as increased sales of other products, and approximately 89% of the increase in revenues is attributable to the increase in average selling prices. We cannot be assured that demand will continue to increase. Additionally we introduced new products such as Jifro 4% Chlorhexidine Gluconate, Dianerkang, 2% glutaraldehyde disinfectant, and the revised 84' disinfectant. Initially, these products have been received favorably by the public. There is no assurance that these products will continue to witness increased public demand.

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

Cost of sales

     Cost of sales includes raw materials and manufacturing costs, which includes labor, rent and an allocated portion of overhead expenses such as utilities directly related to product production. For the six months ended June 30, 2006, cost of sales amounted to $1,990,040 or approximately 59.7% of net revenues as compared to cost of sales of $1,495,659 or approximately 70.0% of net revenues for the six months ended June 30, 2005. Historically, our costs of sales comprised as follows; 65% to raw material costs and approximately 35% to manufacturing costs. We purchase raw materials from six primary suppliers and we have purchase contracts with these suppliers in an effort to ensure a steady supply of raw materials. We also purchase raw materials and finished product from Shanghai Likang Meirui Pharmaceutical High-Tech Co. Ltd., an affiliate. These purchases totaled $1,453 and $366 for the six months ended June 30, 2006 and 2005, respectively. We have not historically experienced a fluctuation in raw material prices and do not anticipate that the prices will vary much during fiscal 2006.


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

Operating expenses

     Total operating expenses for the six months ended June 30, 2006 were $790,245, an increase of $363,515, or approximately 78.6%, from total operating expenses in the six months ended June 30, 2005 of $426,730. This increase included the following:

                          o For the six months ended June 30, 2006, selling
                 expenses amounted to $205,207 as compared to $108,519 for the six months ended June 30, 2005, an increase of $96,688 or approximately 89%. This increase is attributable to consulting fees paid to third parties for the promotion of our certain of our products to end users. For the six months ended June 30, 2006, these consulting fees amounted to $45,747 compared to $60 for the six months ended June 30, 2005 an increase of $45,687 or 761%. We anticipate that we will incur similar consulting expenses in future periods as we develop additional products and bring those products to market,

                          o For the six months ended June 30, 2006, shipping
                 costs amounted to $52,309 compared to $40,444 for the six months ended June 30, 2005 an increase of $11,865 or 29%. This increase was attributable to an increase in sales,

                          o For the six months ended June 30, 2006, advertising
                 costs amounted to $15,120 compared to $2,234 for the six months ended June 30, 2005, an increase of $12,886 or 577%, and which is attributable to our increased marketing efforts,

                          o For the six months ended June 30, 2006, repair and
                 maintenance amounted to $22,063 as compared to $0 for the six months ended June 30, 2005 an increase of $22,063. Repair and maintenance included machinery maintenance costs; and

                          o For the six months ended June 30, 2006 we reported
                 an overall increase in selling expenses of approximately $4,200 from the comparable period in fiscal 2006 which are associated with an increase in our operations.

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

     For the six months ended June 30, 2006, general and administrative expenses were $585,038 as compared to $318,211 for the six months ended June 30, 2005, an increase of $266,827, or approximately 83.9% and included the following:

                          o We incurred consulting fees during the six months
                 ended June 30, 2006 of $134,646 substantially related to the issuance of common stock for business development and management services related to our administrative operations in the United States. We did not incur such costs during the six months ended June 30, 2005. We expect these costs to increase in 2006 due to our business development efforts in the United States,

                          o For the six months ended June 30, 2006, salaries and
                 wages and related benefits increased to $195,420 for the six months ended June 30, 2006 from $115,520 in the six months ended 2005 due to the hiring of additional employees, an increase of approximately $79,900, and

                          o We incurred additional operating expenses of
                 approximately $52,281 from the comparable period in fiscal 2005 which were associated with increased labor-related insurance of approximately $25,000 due to an increase in employees, and an increase in bad debt expense of approximately $29,000 due to an increase in the allowance for doubtful accounts based on our current analysis of accounts receivable.

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

Other income (expense)

     For the six months ended June 30, 2006 total other expenses amounted to $60,352 as compared to $21,015 for the six months ended June 30, 2005, an increase of $39,337. This change is primarily attributable to:

                          o Interest expense - related party of $12,994
                 represents interest due Shanghai Shanhai Company, Likang's minority shareholder, on a demand loan in the principal amount of $161,533 made to Likang for working capital, together with $4,687 of fixed return due it on its initial investment in Likang,

                          o Interest expense was $19,781 as compared to $21,454
                 for the six months ended June 30, 2005, a decrease of $1,673 due to decreased borrowings during the six months ended June 30, 2006,

                          o An increase in interest income of $1,984 to $2,423
                 for the six months ended June 30, 2006 as compared to $439 for the six months ended June 30, 2005, and,

                          o An increase in accruals of registration rights
                 penalties of $30,000 incurred due to the fact that our registration statement of which this prospectus is a part was not declared effective by May 28, 2006. We did not have a comparable expense for the six months ended June 30, 2005.

Income before discontinued operations, income taxes and minority interest

                          For the six months ended June 30, 2006 our income
                 before discontinued operations, income taxes and minority interest is $491,140 as compared to $176,623 for the six months ended June 30, 2005, an increase of $314,517 primarily as a result of increased net revenues.

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

Minority interest

     For the six months ended June 30, 2006, we reported a minority interest expense of $50,860 as compared to $18,129 for the six months ended June 30, 2005. The minority interest is attributable to Likang's minority shareholder, and had the effect of reducing our net income.

Net income

     We reported net income of $390,692 for the six months ended June 30, 2006 as compared to net income of $127,546 for the six months ended June 30, 2005.

Preferred stock dividends

     During the six months ended June 30, 2006, we recorded a preferred stock dividend of $53,692 which relates to accrued but undeclared and unpaid dividends on our Series B 6% Cumulative Preferred Stock ($1,500,000) and the reversal of accrued and unpaid dividends on our Series A Preferred Stock which was converted to common stock in June 2006.




Net income (loss) attributable to common shareholders

     We reported net income attributable to common shareholders of $337,000 for the six months ended June 30, 2006 as compared to net loss attributable to common shareholders of $(172,730) for the six months ended June 30, 2005. This translates to overall per-share income available to shareholders of $.01 for the six months ended June 30, 2006 compared to per-share loss of $.00 for the six months ended June 30, 2005.

Liquidity and Capital Resources

     Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between June 30, 2006 (unaudited) and December 31, 2005:



                                                                   June 30, 2006     December 31,     $ of            % of
                                                                    (Unaudited)       2005          change          change
                                                                     (Restated)       (Restated)
                                                              -----------------  ---------------- --------------- ---------------


                 Working capital                                    $2,665,641       $2,412,757         252,884           10.5%
                 Cash                                               $1,212,562       $1,460.078       (247,516)          -17.0%
                 Accounts receivable, net                           $1,329,508       $1,347,163        (17,655)           -1.3%
                 Accounts receivable - related parties              $1,577,459        $ 872,370         705,089           80.8%
                 Inventories                                         $ 451,284        $ 968,224       (516,940)          -53.4%
                 Prepaid expenses and other                          $ 133,720         $ 81,750          51,970           63.6%
                 Advanced on purchases - related party                $ 24,980           $    0          24,980            100%
                 Due from related party                              $ 124,899           $    0         124,899            100%
                 Loan receivable - related parties                      $    0        $ 100,000       (100,000)           -100%
                 Total current assets                               $4,854,412       $4,839,541          14,871            0.3%
                 Property and equipment, net                         $ 735,311        $ 686,234          49,077            7.2%
                 Other assets                                        $ 249,797          $   734         249,063          339.3%
                 Loans payable                                       $ 636,982        $ 628,869           8,113            1.3%
                 Loans payable - related party                       $ 163,617        $ 161,533           2,084            1.3%
                 Accounts payable and accrued expenses               $ 942,141       $1,400,704       (458,563)          -32.7%
                 Income tax payable                                     $    0         $ 75,489        (75,489)           -100%
                 Advances from customers                             $ 381,099        $ 126,199         254,900            202%
                 Total current liabilities                          $2,188,771       $2,426,784       (238,013)           -9.8%
                 Total liabilities                                  $2,188,771       $2,426,784       (238,013)           -9.8%



     At June 30, 2006, we had a cash balance of $1,212,562. As of June 30, 2006, our cash position by geographic area is as follows:

                                  United States            $      1,091
                                   China                      1,211,471
                                                           ------------

                                                             $1,212,562


     Our working capital position increased $252,884 to $2,665,641 at June 30, 2006 from $2,412,757 at December 31, 2005. This increase in working capital is primarily attributable to an increase of approximately $705,000 in accounts receivable due us from related parties as discussed below, which was offset by decreases in cash (approximately $247,000), accounts receivable due from third parties (approximately $17,600) and inventories (approximately $517,000). The increase in accounts receivable - related parties and corresponding decreases in cash and inventories reflects the effects of increased sales during six months ended June 30, 2006 and the corresponding receivables generated by those sales.

     The increase in our current assets of $14,871 at June 30, 2006 as compared to December 31, 2005 was offset by a decrease in our current liabilities of $238,013 at June 30, 2006 as compared to December 31, 2005. The decrease in our current liabilities is primarily attributable to lower payable and accrued expenses which were offset by an increase in advances from customers.

     At June 30, 2006, our inventories of raw materials, work in process and finished goods, before a reserve for obsolete inventory totaled $575,442, a decrease of $515,359, or approximately 47%, from December 31, 2005. At June 30, 2006 we have reserved $124,158 for possible obsolescence of inventories which represents a minimal increase from inventory reserves at December 31, 2005. Our management determined the reserve was appropriate based upon its internal analysis of our sales and anticipated customer demand. We expect to maintain our inventory at these June 30, 2006 levels in future periods.


     At June 30, 2006 our accounts receivable, allowance for doubtful accounts from third parties was $62,330 as compared to $13,343 at December 31, 2005 and reflects our best estimate of probable losses. As is customary in the PRC, we extend relatively long payment terms to our customers. Our terms of sale generally require payment within four to six months, which is considerably longer than customary terms offered in the United States, however, we believe that our terms of sale are customary amongst our competitors for our a company our size within our industry. For fiscal 2005, the average turn on accounts receivable from non-related third parties was 127 days and the average turn on accounts receivable from related parties as 106 days. For the six months ended June 30, 2006, the average turn on accounts receivable from non-related third parties was 171 days and the average turn on accounts receivable from related parties was 122 days. The average accounts receivable increased from non-related third parties from $1,220,136 for the six months ended June 30, 2005 to $1,338,336 for the six months ended June 30, 2006. This increase caused our account receivable turnover from non related parties to decrease from 1.10 to
1.05. Furthermore this caused the average turn on accounts receivable from non-related third parties to increase from 164 days for the six months ended June 30, 2005 to 171 days for the six months ended June 30, 2006. In addition, at June 30, 2006 we had $1,329,508 of accounts receivable, net due from non-related third parties and $1,577,459 due from related parties. At September 25, 2006 $751,970 of the amount due from non-related third parties and $824,217 of the amount due from related parties has been collected.

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

     At June 30, 2006 we have accounts receivable due from a related party in the amount of $1,577,459 which included:

                          o $1,570,670 in accounts receivable due from Shanghai Likang Pharmaceuticals Technology Company, Limited for the purchase of products from us,

                          o $4,406 accounts receivable due from Shanghai Likang Meirui Pharmaceutical High-Tech Co.Ltd. for the purchase of products from us, and

                          o $2,383 accounts receivable due from Shanghai Likang Biological High-Tech Company, Ltd. for the purchase of products from us.


     As described earlier in this section, we sell products to three affiliated entities. Our terms of sale and settlement on sales to Shanghai Likang Meirui Pharmaceutical High-Tech Co. Ltd. are the same as we offer third party customers. Shanghai Likang Pharmaceuticals Technology Company, Limited purchase products from us on an as needed basis in order to fill customer orders they have received and do not maintain an inventory of our products. They tender payment to us upon receipt of payment from their customer. The accounts receivable from Shanghai Likang Pharmaceuticals Technology Company, Limited are historically paid within approximately four to six months, which is the same receivable turn as we experience with our third party customers. We do not reserve an allowance for doubtful accounts related to accounts receivable due from related parties. Of the $1,577,459 accounts receivable due from related parties at June 30, 2006, $1,570,670, or approximately 99.6%, is due from Shanghai Likang Pharmaceuticals Technology Company, Limited which buys products from us for resale to non-related third party customers which are primarily hospitals, clinics and schools with which Shanghai Likang Pharmaceuticals Technology Company, Limited has maintained long standing business relationships and these non-related third party customers have demonstrated an excellent payment history. In addition, our officers and directors as the owners of Shanghai Likang Pharmaceuticals Technology Company, Limited have orally guaranteed payment on all accounts receivable due our company from this related party.

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

     Net cash provided by operating activities for the six months ended June 30, 2006 was $196,807 as compared to net cash used in operating activities of $272,135 for the six months ended June 30, 2005. For the six months ended June 30, 2006, we used cash provided by operations to fund a net increase in accounts receivable of $605,747, including an increase of $592,025 in accounts receivables from related parties, and a decrease in accounts payable and accrued expenses of $488,374. These increases were offset by our net income, a decrease in inventory and an increase in advances from customers, together with an add back of non-cash items of $262,383. For the six months ended June 30, 2005, we used cash to fund a net increase in accounts receivable of $255,497, including an increase in accounts receivable - related parties of $18,964, an increase in inventory of $88,004 and a reduction in accounts payable - related parties of $226,159 which were offset by our net income, increases in prepaid and other current assets and accounts payable and accrued expenses together with an add back of non-cash items of $26,966.

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

     We currently have no material commitments for capital expenditures. As of June 30, 2006, we had approximately $637,000 in short term loans maturing during fiscal 2007. We plan on renewing these loans when they become due at term comparable to current terms. In addition, in connection with our agreement with JinMeiHua to operate a job training program as described elsewhere in this prospectus under "Our Business - Recent Development - Job Training Program, during the three months ended June 30, 2006 we provided $249,797 towards the venture and we anticipate that we will be required to provide additional funds for the venture, but we are unable at this time to quantify the amount. Other than our working capital and loans, we presently have no other alternative source of working capital available to us.

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

     During May 2006 we were required to restate our financial statements for the fiscal year ended December 31, 2005 to correct an accounting error. In November 2006 we restated our financial statements as December 31, 2005 and for the year then ended to correct additional accounting errors primarily related to the treatment of dividends on our various series of preferred stock. In November 2006 we also restated our financial statements at March 31, 2006 and for the three months then ended to correct accounting errors related to our preferred stock dividends. The restatement of our financial statements at June 30, 2006 and for the six months then ended which are contained in this Form 10-QSB/A reflect the correction of accounting errors related to the recognition of interest expense, accounting for dividends on our preferred stock and corrections in our calculation of minority interest. Based upon these accounting errors, our management has determined that there is a deficiency in our internal controls over financial reporting and that our disclosure controls and procedures were ineffective at June 30, 2006.

     All of our employees and accounting staff are located in the PRC and we do not presently have a chief financial officer, comptroller or similarly titled senior financial officer who is bilingual and experienced in the application of U.S. GAAP. During fiscal 2006 we began a search for an appropriate candidate who can fill such a position; however, we are unable to predict when such a person will be hired. During fiscal 2006 we also began providing additional training to our accounting staff in the application of U.S. GAAP. Until, however, we expand our staff to include a bilingual senior financial officer who has the requisite experience necessary in U.S. GAAP, as well as supplement the accounting knowledge of our staff, it is likely that we will continue to have material weaknesses in our disclosure controls.

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

     During the six months ended June 30, 2006 we engaged in several transations with Shanghai Likang Biological High-Tech Company, Ltd., an affilate. Likang Biological High-Tech Company, Ltd. is owned by Messrs. Xuelian Bian, an executive officer and director of our company, and Shanghai Likang Pharmaceuticals Technology Company, Limited, another affiate which is owned by Messrs. Bian and Wei Guan, who is also an exeutive officer and director of our company. Likang Biological High-Tech Company, Ltd. sells biological products, cosmetic products and develops technology for third parties. The transactions with Likang Biological High-Tech Company, Ltd. included:

                          o we sold Likang Biological High-Tech Company, Ltd.
                 certain raw materials. For the six months ended June 30, 2006 and 2005, we recorded net revenues of $893 and $0, respectively, on sales of raw materials to Likang Biological High-Tech Company, Ltd. At June 30, 2006, Likang Biological High-Tech Company, Ltd. owed Likang $2,383,

                          o In May 2006, we advanced Likang Biological High-Tech
                 Company, Ltd. $124,899 for working capital purposes. The advance was non-interest bearing and was repaid in July 2006, and.

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

                                                    Linkwell Corporation

               Date:  November 7, 2006               By: /s/ Xuelian Bian
                                                     -------------------
                                                     Xuelian Bian
                                                     Chief Executive Officer and
                                                     principal financial
                                                     accounting officer