Form 10QSB
period 2006-09-30
Linkwell CORP
filed 2006-11-17
CIK 1042463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT

              For the transition period from ________ to __________


                        Commission File Number: 000-24977


                              LINKWELL CORPORATION
                              --------------------
          (Exact name of small business issuer as specified in charter)


                 FLORIDA                                65-1053546
                 -------                                ----------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)


       No. 476 Hutai Branch Road, Baoshan District, Shanghai, China 200436
       -------------------------------------------------------------------
                    (Address of principal executive offices)


                                (86) 21-56689332
                                ----------------
                           (Issuer's telephone number)


                                       N/A
                                       ---
                     (Former name, former address and former
                   fiscal year, if changed since last report)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 65,168,355 shares at November 15, 2006

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                      LINKWELL CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                      INDEX
                                                                            Page
PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheet (Unaudited)
         As of September 30, 2006 ...........................................  4

         Consolidated Statements of Operations (Unaudited)
         For the Three and Nine Months Ended September 30, 2006 and 2005 ....  5

         Consolidated Statements of Cash Flows (Unaudited)
         For the Nine Months Ended September 30, 2006 and 2005...............  6

         Notes to Unaudited Consolidated Financial Statements................  7

         Item 2 - Management's Discussion and Analysis or Plan of operations. 30

         Item 3 - Controls and Procedures.................................... 44

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings.......................................... 46

         Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds 46

         Item 3 - Default Upon Senior Securities............................. 46

         Item 4 - Submission of Matters to a Vote of Security Holders........ 46

         Item 5 - Other Information.......................................... 46

         Item 6 - Exhibits................................................... 46

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

         When used in this quarterly report, the terms the "Company," "Linkwell" "we," and "us" refers to Linkwell Corporation, a Florida corporation, our wholly-owned subsidiary Linkwell Tech Group, Inc., a Florida corporation ("Linkwell Tech"), Linkwell Tech's 90% owned subsidiary Shanghai LiKang Disinfectant High-Tech Company, Limited ("LiKang" or "LiKang Disinfectant") and LiKang Disinfectant's wholly owned-subsidiary Shanghai Likang International Trade Co., Ltd. ("LiKang International"). The information which appears on our web site at www.linkwell.us is not part of this quarterly report. All per share information contained in this quarterly report gives effect to one for 10 (1:10) reverse stock split effective March 24, 2005.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2006
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash ...........................................................  $ 1,418,578
  Accounts receivable, net of allowance
   for doubtful accounts of $86,985 ..............................    1,690,593
  Accounts receivable - related parties ..........................    1,544,937
  Other receivables ..............................................      239,370
  Inventories, net ...............................................      768,076
  Prepaid expenses and other .....................................    1,184,989
                                                                    -----------

      Total Current Assets .......................................    6,846,543

PROPERTY AND EQUIPMENT - Net .....................................      770,151

OTHER ASSET ......................................................      252,627
                                                                    -----------

      Total Assets ...............................................  $ 7,869,321
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Loans payable ..................................................  $   581,043
  Loans payable-related party ....................................      165,471
  Accounts payable and accrued expenses ..........................    1,487,271
  Accrued preferred stock dividends payable ......................      107,480
  Due to related party ...........................................      141,640
  Advances from customers ........................................    1,321,539
                                                                    -----------

      Total Current Liabilities ..................................    3,804,444
                                                                    -----------

MINORITY INTEREST ................................................      368,940
                                                                    -----------

STOCKHOLDERS' EQUITY:
  Preferred stock (No Par Value; 10,000,000
   Shares Authorized; No shares issued and
   outstanding) ..................................................            -
  Series B convertible preferred stock (No
   Par Value; 1,500,000 Shares Authorized;
   650,000 shares issued and outstanding) ........................      604,500
  Common Stock ($0.0005 Par Value;
   150,000,000 Shares Authorized;
   58,057,589 shares issued and outstanding) .....................       29,029
  Additional paid-in capital .....................................    3,738,461
  Accumulated deficit ............................................     (673,416)
  Deferred compensation ..........................................      (89,930)
  Other comprehensive gain-foreign currency ......................       87,293
                                                                    -----------

      Total Stockholders' Equity .................................    3,695,937
                                                                    -----------

      Total Liabilities and Stockholders' Equity .................  $ 7,869,321
                                                                    ===========

            See notes to unaudited consolidated financial statements

                                         LINKWELL CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (Unaudited)
                                                             For the Three Months            For the Nine Months
                                                              Ended September 30,            Ended September 30,
                                                         ----------------------------    ----------------------------
                                                             2006            2005            2006           2005
                                                         ------------    ------------    ------------    ------------
NET REVENUES
  Non-affiliated companies ...........................   $  1,235,172    $  1,142,240    $  2,637,634    $  2,459,779
  Affiliated companies ...............................        667,900         540,929       2,597,215       1,343,417
                                                         ------------    ------------    ------------    ------------

  Total Net Revenues .................................      1,903,072       1,683,169       5,234,849       3,803,196

COST OF SALES ........................................        944,482       1,057,987       2,934,522       2,553,646
                                                         ------------    ------------    ------------    ------------

GROSS PROFIT .........................................        958,590         625,182       2,300,327       1,249,550
                                                         ------------    ------------    ------------    ------------

OPERATING EXPENSES:
  Selling expenses ...................................        145,382          82,625         350,589         191,144
  General and administrative .........................        272,386         231,282         857,424         635,881
                                                         ------------    ------------    ------------    ------------

     Total Operating Expenses ........................        417,768         313,907       1,208,013         827,025
                                                         ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS ...............................        540,822         311,275       1,092,314         422,525
                                                         ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Registration rights penalty ........................        (90,000)              -        (120,000)              -
  Other income(expense) ..............................          2,142               -           2,142          (1,805)
  Interest income ....................................          1,059             350           3,482             789
  Interest expense - related party ...................         (6,515)              -         (19,509)              -
  Interest expense ...................................        (10,996)        (10,592)        (30,777)        (32,046)
                                                         ------------    ------------    ------------    ------------

     Total Other Expense .............................       (104,310)        (10,242)       (164,662)        (33,062)
                                                         ------------    ------------    ------------    ------------

INCOME BEFORE DISCONTINUED OPERATIONS, INCOME TAXES
 AND MINORITY INTEREST ...............................        436,512         301,033         927,652         389,463

DISCONTINUED OPERATIONS:
  Gain (loss) from disposal of discontinued operations              -         (10,704)         12,794         (11,252)
                                                         ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST .....        436,512         290,329         940,446         378,211

INCOME TAXES .........................................            (48)        (52,316)        (62,430)        (82,716)
                                                         ------------    ------------    ------------    ------------

INCOME BEFORE MINORITY INTEREST ......................        436,464         238,013         878,016         295,495

MINORITY INTEREST ....................................        (61,396)        (19,518)       (112,256)        (37,647)
                                                         ------------    ------------    ------------    ------------

NET INCOME ...........................................        375,068         218,495         765,760         257,848

DEEMED PREFERRED STOCK DIVIDEND ......................              -        (300,276)              -        (300,276)
CUMULATIVE PREFERRED STOCK DIVIDENDS .................        (42,548)              -         (96,240)              -
                                                         ------------    ------------    ------------    ------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS    $    332,520    $    (81,781)   $    669,520    $    (42,428)
                                                         ============    ============    ============    ============

BASIC INCOME PER COMMON SHARE:
  Income from continuing operations ..................   $       0.01    $      (0.00)   $       0.01    $      (0.00)
  Income from discontinued operations ................           0.00           (0.00)           0.00           (0.00)
                                                         ------------    ------------    ------------    ------------

  Net income per common share available to common
   shareholders ......................................   $       0.01    $      (0.00)   $       0.01    $      (0.00)
                                                         ============    ============    ============    ============

DILUTED INCOME PER COMMON SHARE:
  Income from continuing operations ..................   $       0.01    $      (0.00)   $       0.01    $      (0.00)
  Income from discontinued operations ................           0.00           (0.00)           0.00           (0.00)
                                                         ------------    ------------    ------------    ------------

  Net income per common share available to common
   shareholders ......................................   $       0.01    $      (0.00)   $       0.01    $      (0.00)
                                                         ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic ..............................................     55,810,336      43,934,574      49,039,871      40,374,683
                                                         ============    ============    ============    ============
  Diluted ............................................     57,687,061      43,934,574      52,687,018      40,374,683
                                                         ============    ============    ============    ============

                               See notes to unaudited consolidated financial statements

                                                           5

                      LINKWELL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         For the Nine Months
                                                         Ended September 30,
                                                     --------------------------
                                                        2006            2005
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income .....................................   $   765,760    $   257,848
  (Gain) loss from discontinued operations .......       (12,794)        11,252
                                                     -----------    -----------
  Income from continuing operations ..............       752,966        269,100

  Adjustments to reconcile net income from
   continuing operations to net cash provided
   by (used in) operating activities:
    Depreciation and amortization ................        69,473         20,083
    Allowance for doubtful accounts ..............        73,316        118,620
    Minority interest ............................       119,770         41,449
    Stock-based compensation .....................       109,236         13,333
  Changes in assets and liabilities:
    Accounts receivable ..........................      (383,904)      (510,867)
    Accounts receivable - related party ..........      (551,300)      (416,941)
    Inventories ..................................       223,752        180,128
    Prepaid and other current assets .............    (1,103,239)        (7,028)
    Other receivable .............................      (239,370)             -
    Other assets .................................           734              -
    Accounts payable and accrued expenses ........        53,719       (117,801)
    Accounts payable - related party .............        24,168       (238,575)
    Income tax payable ...........................       (77,329)       105,362
    Deferred revenues ............................             -          1,466
    Other payables ...............................             -       (196,855)
    Advances from customers ......................     1,195,340        397,366
                                                     -----------    -----------

  Net Cash Provided by (Used in) Continuing
   Operating Activities ..........................       267,332       (341,160)

  Net Cash Used in Discontinued Operations .......             -        (11,252)
                                                     -----------    -----------

NET CASH PROVIDED BY (USED IN )
 OPERATING ACTIVITIES ............................       267,332       (352,412)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash received in acquisition ...................             -          2,460
  Increase in deposit on investment ..............      (252,627)             -
  Purchase of property, plant and equipment ......      (136,660)      (104,308)
                                                     -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES ............      (389,287)      (101,848)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on loans payable ......................       (63,157)       326,920
  Proceeds from sale of preferred stock ..........             -        234,240
  Increase on amount due from/to related party ...       117,472       (333,675)
                                                     -----------    -----------

NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES ......................................        54,315        227,485
                                                     -----------    -----------

EFFECT OF EXCHANGE RATE ON CASH ..................        26,140         16,506
                                                     -----------    -----------

NET DECREASE IN CASH .............................       (41,500)      (210,269)

CASH - beginning of year .........................     1,460,078        467,859
                                                     -----------    -----------

CASH - end of period .............................   $ 1,418,578    $   257,590
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid for:
     Interest ....................................   $    50,286    $    32,046
                                                     ===========    ===========
     Income taxes ................................   $    62,430    $    82,716
                                                     ===========    ===========

 See notes to unaudited consolidated financial statements.

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

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

On May 2, 2005, the Company entered into and consummated a share exchange with all of the shareholders of Linkwell Tech Group, Inc. ("Linkwell"). Pursuant to the share exchange, the Company acquired 100% of the issued and outstanding shares of Linkwell's common stock, in exchange for 36,273,470 shares of our common stock, which at closing represented approximately 87.5% of the issued and outstanding shares of our common stock. As a result of the transaction, Linkwell became our wholly owned subsidiary. For financial accounting purposes, the exchange of stock was treated as a recapitalization of the Company with the former shareholders of the Company retaining 7,030,669 or approximately 12.5% of the outstanding stock. The consolidated financial statements reflect the change in the capital structure of the Company due to the recapitalization and the consolidated financial statements reflect the operations of the Company and its subsidiaries for the periods presented.

Linkwell was founded on June 22, 2004, as a Florida corporation. On June 30, 2004, Linkwell acquired 90% of Shanghai LiKang Disinfectant High-Tech Co., Ltd. ("LiKang" or "LiKang Disinfectant") through a stock exchange. The transaction on which Linkwell acquired its 90% interest in LiKang Disinfectant resulted in the formation of a U.S. holding company by the shareholders of LiKang Disinfectant as it did not result in a change in the underlying ownership interest of LiKang Disinfectant. LiKang Disinfectant is a science and technology enterprise founded in 1988. LiKang Disinfectant is involved in the development, production, marketing and sale, and distribution of disinfectant health care products.

LiKang Disinfectant's products are utilized by the hospital and medical industry in China. LiKang Disinfectant has developed a line of disinfectant product offerings. LiKang Disinfectant regards the hospital disinfecting products as the primary segment of its business. LiKang Disinfectant has developed and manufactured several series products in the field of skin mucous disinfection, hand disinfection, surrounding articles disinfection, medical instruments disinfection and air disinfection.

On June 30, 2005, the Company's Board of Directors approved an amendment of its Articles of Incorporation to change the name of the Company to Linkwell Corporation. The effective date of the name change was after close of business on August 16, 2005.

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization (Continued)
------------------------

In August 2006, the Company incorporated a new subsidiary, Shanghai LiKang International Trade Co., Ltd ("LiKang International"). The primary business of LiKang International involves import and export activities. Since its organization LiKang International has primarily served as an agent for third parties who desire to export goods, including computers, computer components, small medical equipment and instruments, meters, scales electromechanical devices. Presently LiKang International is expanding its scope of goods to include light weight construction materials, textile crafts, furniture, and chemical raw materials.

Basis of presentation
---------------------

Certain reclassifications have been made to the prior year to conform to current year presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005 and notes thereto contained in the Report on Form 10-KSB/A2 of the Company as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financials statements of the Company include the accounts of its wholly-owned subsidiary, Linkwell Tech and its 90% owned subsidiary. All significant inter-company balances and transactions have been eliminated.

Use of estimates
----------------

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

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair value of financial instruments
-----------------------------------

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, customer advances, loans and amounts due from related parties approximate their fair market value based on the short-term maturity of these instruments.

Cash and cash equivalents
-------------------------

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Accounts receivable
-------------------

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2006, the Company has established, based on a review of its third party accounts receivable outstanding balances, an allowance for doubtful accounts in the amount of $86,985. Management of the Company made the determination that no allowance for doubtful accounts related to the related party accounts receivable was necessary based upon the creditworthiness and payment history from its related party. In addition, the Company's officers and directors who are the owners of the related parties have orally guaranteed the payment of the receivables.

Inventories
-----------

Inventories, consisting of raw materials and finished goods related to the Company's products are stated at the lower of cost or market utilizing the first-in, first-out method.

Property and equipment
----------------------

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

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of long-lived assets
-------------------------------

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the nine months ended September 30, 2006.

Advance from customers
----------------------

Advance from customers at September 30, 2006 of $1,321,539 consists of prepayments from third party customers to the Company for merchandise that had not yet shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

Income taxes
------------

The Company files federal and state income tax returns in the United States for its domestic operations, and files separate foreign tax returns for the Company's Chinese subsidiaries. Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income (loss) per common share
------------------------------

The Company presents net income (loss) per share ("EPS") in accordance with SFAS No. 128, "Earnings per Share". Accordingly, basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding. The Company has made an accounting policy election to use the if-converted method for convertible securities that are eligible to participate in common stock dividends, if declared; however, the two-class method must be used if the effect is more dilutive. Since the two-class method was not more dilutive, the Company used the if-converted method. Diluted earnings per share reflects the potential dilution that could occur based on the exercise of stock options or warrants, unless such exercise would be anti-dilutive, with an exercise price of less than the average market price of the Company's common stock. The Company's common stock equivalents at September 30, 2006 include the following:

         Convertible preferred stock ................         6,500,000
         Warrants and options .......................        37,134,865
                                                             ----------
                                                             43,634,865
                                                             ==========

Revenue recognition
-------------------

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

LiKang International follows the guidance of EITF99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." In general, LiKang International records the net revenue when the supplier is the primary obligor in the arrangement.

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of credit risk
-----------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the U.S. and in China. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. For the nine months ended September 30, 2006 and 2005, sales to related parties accounted for 49.6% and 35.3% of net revenues, respectively.

Comprehensive income
--------------------

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders', changes in paid-in capital and distributions to stockholders.

Shipping costs
--------------

Shipping costs are included in selling and marketing expenses and totaled $125,105 and $80,004 for the nine months ended September 30, 2006 and 2005, respectively.

Advertising
-----------

Advertising is expensed as incurred. For the nine months ended September 30, 2006 and 2005, advertising expense amounted to $17,405 and $6,493, respectively.

Stock-based compensation
------------------------

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards No.123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No.123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

Prior to October 1, 2005, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and followed the pro forma net income (loss) and pro forma earnings (loss) per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No.123, Accounting for Stock-Based Compensation (SFAS No. 123).

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Non-employee stock based compensation
-------------------------------------

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

Registration rights agreements
------------------------------

The Company has adopted View C of EITF 05-4 "Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19" ("EITF 05-4"). Accordingly, the Company classifies as liability instruments, the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the SEC within contractually fixed time periods, and
(ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements. Under View C of EITF 05-4, (i) registration rights with these characteristics are accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer's own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments. At September 30, 2006, the Company has accrued a registration rights penalty payable of $164,000, which has been included on the accompanying consolidated balance sheet in accounts payable and accrued expenses. The Company has recorded a registration rights penalty which is reflected in its financial statements, this penalty is a reflection of the liquidating rights penalty provisions solely and does not reflect the increase in the dividend rate from 6% to 20%.

Foreign currency translation
----------------------------

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", and are included in determining net income or loss.

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary is the local currency. The financial statements of the subsidiary are translated into United States dollars using year end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented because the Chinese dollar (RMB) fluctuates with the United States dollar. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash at September 30, 2006 was $26,140.

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and development
------------------------

Research and development costs are expensed as incurred. These costs primarily consist of cost of materials used and salaries paid for the development of the Company's products and fees paid to third parties. Research and development costs for the nine months ended September 30, 2006 and 2005 were approximately $32,939 and $11,150, respectively, and are included in cost of sales.

Recent accounting pronouncements
--------------------------------

In September 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues", which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). This issue is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of this pronouncement did not have any effect on the Company's financial position or results of operations.

In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature", which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes". This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005. The adoption of this pronouncement did not have any effect on the Company's financial position or results of operations.

In February 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments" which amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that it is a derivative financial instrument. The Company will adopt SFAS No. 155 on January 1, 2007 and do not expect it to have a material effect on financial position, results of operations, and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006.

The Company is in the process of evaluating the impact of the adoption of this interpretation on the Company's results of operations and financial condition.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - INVENTORIES

At September 30, 2006, inventories consisted of the following:

         Raw materials ...............................       $ 308,404
         Work in process .............................          23,321
         Finished goods ..............................         561,916
                                                             ---------
                                                               893,641
         Less: reserve for obsolescence ..............        (125,565)
                                                             ---------
                                                             $ 768,076
                                                             =========

NOTE 3 - PROPERTY AND EQUIPMENT

At September 30, 2006, property and equipment consist of the following:

                                               Useful Life
                                               -----------
         Office equipment and furniture ....    5-7 Years    $ 107,775
         Autos and trucks ..................    10 Years       170,609
         Manufacturing equipment ...........    7 Years        203,813
         Building and land .................    20 Years       489,774
         Leasehold improvements ............    5 Years          8,967
                                                             ---------
                                                               980,938

         Less: accumulated depreciation ....                  (210,787)
                                                             ---------

                                                             $ 770,151
                                                             =========

For the nine months ended September 30, 2006 and 2005, depreciation expense amounted to $69,473 and $20,083, respectively.

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 4 - OTHER ASSET

On May 25, 2006, LiKang Disinfectant entered into a contract with China Pest Infestation Control and Sanitation Association (the "Association"), an association governed by the Chinese central government to develop the disinfectant market for pest control and sanitation. The Association will combine its resources with LiKang Disinfectant to develop job training programs services and related products. LiKang Disinfectant will be responsible for managing and funding the job training center to be located in Beijing, China. The Association and LiKang Disinfectant will share in profits of the joint venture equally. During the nine months ended September 30, 2006, LiKang Disinfectant entered into an oral arrangement with Beijing JinMeiHua Sterilizing Technology Development Company, Limited ("JinMeiHua"), an unrelated third party, to act as an agent for LiKang Disinfectant to host the job training program and to be responsible for the job training program specifics. As a good faith deposit towards this arrangement, LiKang Disinfectant advanced JinMeiHua $252,627(RMB 2,000,000) to begin the development of the job training programs and is reflected on the accompanying balance sheet as other asset. The job training program is expected to begin in late 2006. A formal agreement between LiKang Disinfectant and JinMeiHua is expected to be finalized in the near future.

NOTE 5 - LOANS PAYABLE

Loans payable consisted of the following at September 30, 2006:


Note to Shanghai Rural Commercial Bank due on May 18, 2007
with interest at 7.02% per annum. Secured by equipment ..........     $ 328,416

Note to Shanghai Rural Commercial Bank due on December 7,
2006 with interest at 6.70% per annum. Secured by equipment .....       252,627
                                                                      ---------
Sub Total .......................................................     $(581,043)
                                                                      =========

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company's 90% owned subsidiary, LiKang Disinfectant, is engaged in business activities with four related parties. Shanghai LiKang Meirui Pharmaceuticals High-Tech Company, Ltd. ("Meirui"), a company of which Shanghai Shanhai Group, LiKang Disinfectant's minority shareholder, owns 68%, provides certain contract manufacturing of two products for LiKang Disinfectant. Specifically, Meirui provides LiKang Disinfectant with ozone producing device equipment and ultraviolet radiation lamp lights. In addition, under the terms of a two year agreement entered into in January 2005, Meirui produces the Lvshaxing Air Disinfectant Machine and LiKang Surgery hand-washing table for LiKang Disinfectant. In January 2005, LiKang Disinfectant signed a two year agreement with Meirui to market its products to the retail consumer market using Meirui's proprietary sales network which caters to the retail/consumer market in China. For the nine months ended September 30, 2006 and 2005, the Company recorded net revenues of $16,950 and $21,235 to Meirui, respectively. Additionally, for the nine months ended September 30, 2006 and 2005, the Company purchased product from Meirui amounting to $4,826 and $1,067 respectively. At September 30, 2006, Meirui owed LiKang Disinfectant $9,933. In general, accounts receivable due from Meirui are payable in cash and are due within 4 to 6 months, which approximate normal business terms with unrelated parties.

Shanghai LiKang Pharmaceuticals Technology Company, Limited, which is owned by Messrs. Xuelian Bian (90%) and Wei Guan (10%), the Company's officers and directors, sells the Company's products to third parties. For the nine months ended September 30, 2006 and 2005, the Company recorded net revenues of $2,576,509 and $1,309,822 to Shanghai LiKang Pharmaceuticals Technology Company, Limited, respectively. At September 30, 2006, accounts receivable from sales due from Shanghai LiKang Pharmaceuticals Technology Company, Limited was $1,535,004. In general, accounts receivable due from Shanghai LiKang Pharmaceuticals Technology Company, Limited are payable in cash and are due within 4 to 6 months, which approximate normal business terms with unrelated parties.

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

Shanghai Shanhai Group, who is the minority shareholder of LiKang Disinfectant, is owned by Group Employee Share-holding Commission (16.25%) and Baoshan District Dachang Town South Village Economic Cooperation Club (83.75%). The Company leases its principal executive offices and warehouse space from Shanghai Shanhai Group for approximately $36,000 per year. Shanghai Shanhai Group also holds the land use permit for the principal executive office building. For the nine months ended September 30, 2006 and 2005, rent expense paid to this related party amounted to $24,607 and $9,423, respectively. Additionally, in January 2005, the Company borrowed $165,471(RMB 1,310,000) from Shanghai Shanhai Group for working capital purposes, which is reflected on the accompanying balance sheet as loans payable - related party. The loan bears interest at 10% per annum and is payable on demand. For the nine months ended September 30, 2006, interest expense related to this note amounted to $12,493.

Shanghai LiKang Biological High-Tech Company, Ltd. ("Biological"), which is 60% owned by Messrs. Xuelian Bian, the Company's officer and director, and 40%-owned by Shanghai LiKang Pharmaceuticals Technology Company, Limited (owned by Messrs. Xuelian Bian (90%) and Wei Guan (10%), the Company's officers and directors) sells biological products, cosmetic products and develops technology for third parties. Additionally, the Company sells certain raw materials to Biological employed in the Biological production process. For the nine months ended September 30, 2006 and 2005, the Company recorded net revenues of $3,756 and $12,360 to Biological, respectively. At September 30, 2006, Biological owed LiKang Disinfectant $0. Additionally, during the nine months ended September 30, 2006 and 2005, the Biological processed certain products on behalf of the Company of $54,453 and $0. At September 30, 2006, the Company owed Biological $24,168. In general, accounts payable due to Biological are payable in cash and are due within 4 to 6 months, which approximate normal business terms with unrelated parties.

The Company's two officers and directors, from time to time, provided advances to the Company for working capital purposes. These advances are short-term in nature and non-interest bearing. The amount due to the executive officers at September 30, 2006 was $117,472, which were made to the LiKang International during the quarter and is included in due to related party on the accompanying balance sheet.. The advances of $117,472 was contributed by XueLian Bian, our CEO and Chairman, and Wei Guan our Vice President and director. The advances were related to the registered capital commitment of our new subsidiary, LiKang International. The advances of $117,472 will be returned to Messr Bian and Guan prior to December 31, 2006.

NOTE 7 - DISCONTINUED OPERATIONS

In January 2006, the Company sold 100% of the stock of its subsidiary, Aerisys Incorporated to Mr. Gary Verdier, the Company's former CEO, in exchange for assumption of all liabilities and obligation of Aerisys Incorporated. Accordingly, Aerisys is reported as a discontinued operation, and prior periods have been restated in the Company's financial statements and related footnotes to conform to this presentation. The Company did not acquire Aerisys until May 3, 2005. The operations of Aerisys were not material to the consolidated operations of the Company.

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 8 - STOCKHOLDERS' EQUITY

Stock Options (Continued)
-------------------------

a) Series A Convertible Preferred Stock

On May 11, 2005, the Company's Board of Directors approved the creation of 500,000 shares of Series A Convertible Preferred Stock having the following rights, preferences and limitations: (a) each share has a stated value of $.80 per share and no par value; (b) each share ranks equally with any other series of preferred stock designated by the Company and not designated as senior securities or subordinate to the Series A Convertible Preferred Stock; (c) each share entitles the holder to receive a six percent (6%) per annum cumulative dividend when, as and if, declared by the Board of Directors of the Company; (d) these shares are convertible into 10 shares of the company's Common Stock, or at a per share value of $.08 per share; (e) the shares have no voting rights; and
(f) the shares are not subject to redemption.

On June 30, 2005, the Company completed an approximate $277,276 (net of fees of $23,000) financing consisting of 375,345 shares of its Series A Convertible Preferred Stock, and common stock purchase warrants to purchase an additional 3,753,450 shares. Each warrant entitles the holder to purchase one share of common stock for a period of five years, at an exercise price of $.10 per share, subject to adjustment. The net proceeds from the transaction were used for general working capital purposes.

The Company granted the holders piggy back registration rights covering the shares of its common stock underlying the preferred stock and warrants.

On the date of issuance of the Series A Convertible Preferred Stock, the effective conversion price was at a discount to the price of the common stock into which it was convertible. In accordance with Emerging Issues Task Force ("EITF") 98-5 and EITF 00-27, the Series A Convertible Preferred Stock was considered to have an embedded beneficial conversion feature because the conversion price was less than the fair value of the Company's common stock. This beneficial conversion feature is calculated after the warrants have been valued with proceeds allocated on a relative value basis. This Series A Convertible Preferred Stock was fully convertible at the issuance date, therefore the full amount of proceeds allocated to the Series A Convertible Preferred Stock was determined to be the value of the beneficial conversion feature and was recorded as a deemed dividend with a corresponding credit to additional paid-in capital in the amount of $300,276 in fiscal 2005.

On June 15, 2006, the holders of the Company's outstanding Series A Convertible Preferred Stock converted 375,345 shares of such stock into 3,753,450 shares of common stock. Following the conversions on June 15, 2006, no shares of Series A Convertible Preferred Stock remaining outstanding. As of date of conversion, the Company's board of directors had not declared a dividend on its Series A Convertible Preferred Stock. Accordingly, all previously accrued and unpaid Series A Convertible Preferred Stock dividends were reversed. As of September 30, 2006, there are no accrued cumulative but undeclared dividends in arrears related to the Company's Series A Convertible Preferred Stock.

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

Preferred Stock (Continued)
---------------------------

b) Series B 6% Cumulative Convertible Preferred Stock

On December 28, 2005, the Company closed on a private placement with a group of accredited investors, for the sale of an aggregate of 1,500,000 shares of Series B 6% Cumulative Convertible Preferred Stock of the Company ("Series B Preferred Stock") at a purchase price of $1.00 per share of Series B Preferred Stock along with warrants to purchase additional shares of the Company's common stock. The Series B Preferred Stock was priced at $1.00 per share, and the Company received gross proceeds of $1,500,000. The Company paid a due diligence fee of $65,000 in cash and Class B Warrants to purchase 866,665 shares of its common stock to certain of the investors who purchased securities in this offering. Each share of Series B Preferred Stock, as well as the value of all accrued by unpaid dividends, is convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.10 per share, provided that no holder has the right to convert his shares of Series B Preferred Stock if by virtue of such conversion the holder would become the beneficial owner of than 4.99% of the Company's common stock. This ownership limitation can be waived by the holder upon 61 days notice to the Company. The conversion price is subject to adjustment in the event of stock splits, reclassifications or stock dividends.

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

The Series B Preferred Stock ranks ahead of the common stock of the Company upon liquidation of the Company. The Series B Preferred Stock also ranks ahead of the common stock with respect to the payment of dividends. The shares pay cumulative dividends of 6% per annum beginning on October 31, 2006, which increases to 20% per annum if an "event of default", as defined in the agreement, has occurred. The dividends are payable in cash or at the Company's option shares of common stock. If the Company elects to pay dividends in the form of shares of its common stock, for purposes of the calculation the shares are valued at the average closing price of our common stock for the 10 trading days preceding the date of the dividend.

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

Common Stock Warrants (Continued)
---------------------------------

Series B 6% Cumulative Convertible Preferred Stock (Continued)

On July 21, 2006, the holders of 850,000 shares of the outstanding Series B Preferred Stock converted those shares into 8,500,000 shares of common stock. Following the conversions on July 21, 2006, there are 650,000 shares of Series B Preferred Stock remaining outstanding. As of September 30, 2006, accrued cumulative but undeclared dividends in arrears related to the Company's Series B Preferred Stock amounted to approximately $.165 per share aggregating approximately $107,480 and is included on the accompanying balance sheet. $36,987 of the accrual reflects the dividend of 6% on the Series B Preferred Stock through May 27, 2006, while $70,493 reflects an increased dividend of 20% on the Series B Preferred Stock from May 28, 2006 through September 30, 2006. On May 28, 2006 the dividend rate on the Series B Preferred Stock increased to 20%.

Subsequently on November 1, 2006 the remaining 650,000 shares of Series B Preferred Stock outstanding, together with accrued but unpaid dividends, were converted into 7,110,776 shares of common stock. See Note 12 - Subsequent Events.

In accordance with Emerging Issues Task Force ("EITF") 98-5 and EITF 00-27, the Series B Preferred Stock was considered to have an embedded beneficial conversion feature because the conversion price was less than the fair value of the Company's common stock. This beneficial conversion feature is calculated after the warrants have been valued with proceeds allocated on a relative value basis. This Series B Convertible Preferred was fully convertible at the issuance date, therefore the full amount of proceeds allocated to the Series B Preferred Stock was determined to be the value of the beneficial conversion feature and was recorded as a deemed dividend with a corresponding credit to additional paid-in capital in the amount of $1,500,000 in fiscal 2005.

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

Preferred Stock (Continued)
---------------------------

b) Series B Cumulative Convertible Preferred Stock (Continued)

In 2005, the Company computed the fair value of the warrants using the Black-Scholes valuation model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The assumptions used in this model to estimate fair value of the warrants granted are as follows:

Warrants
Exercise/Conversion Price ...................................  $0.20 to $0.30
Fair Value of the Company's Common Stock ....................        $  0.153
Expected life in years ......................................             5.0
Expected volatility .........................................            330%
Expected dividend yield .....................................            0.0%
Risk free rate ..............................................           3.93%
Calculated fair value per share .............................        $  0.153

Common Stock
------------

For the nine months ended September 30, 2006 and 2005, amortization of stock based compensation amounted to $109,236 and $13,333, respectively.

Stock Options
-------------

Year 2000 Equity Compensation Plan

On October 10, 2000, the Company's Board of Directors adopted its Year 2000 Equity Compensation Plan under which a total of 540,000 shares of common stock are made available for the granting of awards, a portion or all of which may qualify as incentive stock options, non-incentive stock options and restricted stock grants. The purpose of the plan, which was approved by the Company's shareholders on November 10, 2000, is to encourage stock ownership by its officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of its business and an added incentive to continue to advance and contribute to us. If any option or restricted stock grant expires or terminates before it has been exercised in full, the shares of common stock allocable to the unexercised portion of such option or restricted stock grant may again be subject to an option or restricted stock grant under the 2000 Equity Compensation Plan. The number of shares available and subject to options, option prices and, to the extent applicable, the number of shares subject to any restricted stock grant will be adjusted upward or downward, as the case may be, in the event of any subdivision or consolidation of shares or other capital readjustment, stock dividend, merger, consolidation or similar transaction affecting the shares. At September 30, 2006, the Company did not have any options to purchase shares of its common stock outstanding under the plan.

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

Stock Options (Continued)
-------------------------

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

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

Stock Options (Continued)
-------------------------

Non-Qualified Stock Option Plan

On December 21, 2000 the Company's Board of Directors adopted our Non-Qualified Stock Option Plan under which a total of 200,000 shares of common stock are made available for granting of non-qualified stock options to officers, directors, employees and key advisors or consultants. The purpose of the plan is to encourage the participants to contribute materially to its growth. If any option expires or terminates before it has been exercised in full, the shares of common stock allocable to the unexercised portion of such option may again be subject to an option under the Non Qualified Stock Option Plan. The number of shares available and subject to options and option prices will be adjusted upward or downward, as the case may be, in the event of any subdivision or consolidation of shares or other capital readjustment, stock dividend, merger, consolidation or similar transaction affecting the shares. At September 30, 2006, the Company did not have any options to purchase shares of our common stock outstanding under the plan.

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

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

Stock Options (Continued)
-------------------------

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

Plan options may either be options qualifying as incentive stock options under
Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified options. The Company's officers, directors, key employees and consultants are eligible to receive stock grants and non-qualified options under the plan; only the Company's employees are eligible to receive incentive options. In addition, the plan allows for the inclusion of a reload option provision which permits an eligible person to pay the exercise price of the option with shares of common stock owned by the eligible person and receive a new option to purchase shares of common stock equal in number to the tendered shares. Furthermore, compensatory stock grants may also be issued.

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

Stock Options (Continued)
-------------------------

2005 Equity Compensation Plan

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

During the nine months ended September 30, 2006, the Company did not grant any stock options.

As of September 30, 2006, there are no unrecognized compensation costs since all options granted under the stock option plans are completely vested.

Common Stock Warrants
---------------------

In January 2006, the Company granted three-year common stock purchase warrants to purchase 2,125,000 shares of our common stock at an exercise price of $0.20 per share to China Direct Investments, Inc. as partial consideration for its services under a consulting agreement under which it is to advise the our management in areas related to marketing and operational support in the U.S., media and public relations, mergers and acquisitions, financial advisory and SEC disclosure compliance, in addition to providing us with translation services for both English and Chinese documents.

Stock warrant activity for the nine months ended September 30, 2006 is summarized as follows:

                                                                   Weighted
                                                                   average
                                                   Number of       exercise
                                                     Shares         price
                                                   ----------      --------
Outstanding at December 31, 2005 ................  35,009,865      $   0.25
Granted .........................................   2,125,000           .20
Exercised .......................................           -             -
                                                   ----------      --------
Outstanding at September 30, 2006 ...............  37,134,865      $   0.25
                                                   ==========      ========

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

Common Stock Warrants (Continued)
---------------------------------

The following table summarizes the Company's stock warrants outstanding at September 30, 2006:

                              Warrants outstanding and exercisable
                              ------------------------------------
                              Weighted                    Weighted
                              Average                     Average
         Range of             remaining                   exercise
         exercise price       Number           life       price
         --------------      ----------        ----       --------
         $ 0.75-2.50          359,750          1.05        $2.02
         $ 0.10               3,753,450        3.75        $0.10
         $ 0.20              17,155,000        4.00        $0.20
         $ 0.30              15,866,665        4.25        $0.30

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

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 9 - OPERATING RISK (Continued)

(d) Political risk

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

NOTE 10 - FOREIGN OPERATIONS

For the nine months ended September 30, 2006 and 2005, the Company derived all of its revenue from its subsidiaries located in the People's Republic of China.

Identifiable assets by geographic areas as of September 30, 2006 are as follows:

         Identifiable Assets at September 30, 2006

         United States ..........................   $  134,627
         China ..................................    7,734,694
                                                    ----------
         Total ..................................   $7,869,321
                                                    ==========

                      LINKWELL CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 11 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the nine months ended September 30, 2006 and 2005, the Company operated in two reportable business segments - (1) the sale of commercial disinfectant products and (2) trading company that involves import and export activities. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Condensed information with respect to these reportable business segments for the nine months ended September 30, 2006 and 2005 is as follows:

Nine Months Ended September 30, 2006 (Unaudited):

                                              Import and      Corporate
                               Disinfectant     Export           and
                                  Products     Business         Other     Consolidated
                               ------------   -----------    ----------   ------------
Net Revenues ................   $ 5,161,550   $    73,299    $        -    $ 5,234,849
Interest expense (income) ...        47,006          (202)            -         46,804
Depreciation and amortization        69,473             -             -         69,473
Net income (loss) ...........     1,010,307       (16,303)     (228,244)       765,760
Long-lived asset expenditures       136,660             -             -        136,660
Segment Assets ..............   $ 5,932,568   $ 1,802,126    $  134,627    $ 7,869,321

The Segment Assets related to the Import and Export Business are comprised of cash of $340,487, other receivables $239,370, advances on purchases of $940,060 and inventory of $282,209.

Nine Months Ended September 30, 2005(Unaudited):

                                              Import and      Corporate
                               Disinfectant     Export           and
                                  Products     Business         Other     Consolidated
                               ------------   -----------    ----------   ------------
Net Revenues ................   $ 3,803,196   $         -    $        -     $3,803,196
Interest expense (income) ...        31,257             -             -         31,257
Depreciation and amortization        20,083             -             -         20,083
Net income (loss) ...........       338,816             -       (80,968)       257,848
Long-lived asset expenditures       104,308             -             -        104,308
Segment Assets ..............   $ 3,884,454   $         -    $   66,847     $3,951,301

NOTE 12 - SUBSEQUENT EVENTS

On November 1, 2006, the holders of the Company's outstanding Series B Cumulative Preferred Stock converted 650,000 shares of such stock together with accrued but unpaid dividends into 7,110,776 shares of common stock. Following the conversions on November 1, 2006, no shares of Series B Convertible Preferred Stock remaining outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

In May 2005, we closed a share exchange agreement with all of the shareholders of Linkwell Tech under which we acquired 100% of the issued and outstanding shares of Linkwell Tech's common stock in exchange for 36,273,470 shares of our common stock, which at closing represented approximately 87.5% of the issued and outstanding shares of our common stock. As a result of the transaction, Linkwell Tech became our wholly owned subsidiary. In June, 2004, prior to our share exchange with Linkwell Tech, Linkwell Tech acquired 90% of LiKang Disinfectant through a stock exchange with Shanghai LiKang Pharmaceuticals Technology Company, Limited, the then 90% shareholder of LiKang Disinfectant. Shanghai LiKang Pharmaceuticals Technology Company, Limited is owned by Messrs. Xuelian Bian and Wei Guan, our officer, directors and principal shareholders. Shanghai Shanhai Group, an unaffiliated third party, owns the remaining 10% of LiKang Disinfectant. The transaction in which Linkwell Tech acquired the 90% interest in LiKang Disinfectant resulted in the formation of a U.S. holding company by Messrs. Bian and Guan as it did not result in a change in the underlying ownership interests of LiKang Disinfectant. For financial accounting purposes, the reverse merger transaction in which we acquired Linkwell Tech was treated as a recapitalization of our company with the former shareholders of the company retaining approximately 12.5% of the outstanding stock.

Our consolidated financials statements included elsewhere in this quarterly report for the periods after the date of the stock exchange between our company and Linkwell Tech reflect the change in the capital structure of our company due to the recapitalization. The consolidated financial statements for the nine months ended September 30, 2006 reflect the operations of our company including Linkwell Tech, LiKang Disinfectant and LiKang International for the periods presented while the results of operations for the nine months ended September 30, 2005 are those of LiKang Disinfectant for the period prior to May 2005 and of Linkwell Tech and LiKang Disinfectant from May 2005 to September 30, 2005.

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

Our present manufacturing facilities and production capacities are sufficient for the foreseeable future, and we believe that we otherwise have the assets and capital available to us necessary to enable us to increase our revenues in future periods as the overall market for disinfectant products in China continues to increase. During the balance of fiscal 2006 we will continue to focus our efforts on developing a retail market for our products, as well as expanding our traditional base of commercial customers. In addition, we may also consider the possible acquisition of independent sales networks which could be used to increase our product distribution as well as smaller, regional companies in our industry. We have not identified any potential acquisition targets as of the date of this report.

In August 2006, the Company incorporated a new subsidiary, Shanghai LiKang International Trade Co., Ltd. ("LiKang International"). Since its organization LiKang International has primarily served as an agent for third parties who desire to export goods from China, including computers, computer components, small medical equipment and instruments, meters, scales electromechanical devices. Presently LiKang International is expanding its scope of goods to include light weight construction materials, textile crafts, furniture, and chemical raw materials. For the nine months ended September 30, 2006 revenues from LiKang International represented approximately 1.4% of our total revenues.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

                                                   Nine Months Ended
                                                      September 30,
                                              ----------------------------
                                                  2006            2005
                                                               (Unaudited)          $              %
                                              (Unaudited)      (restated)         Change         Change
                                              -----------      -----------      -----------      -------
Net Revenues ............................     $ 5,234,849      $ 3,803,196      $ 1,431,653        37.6%
Cost of sales ...........................       2,934,522        2,553,646          380,876        14.9%
Selling expenses ........................         350,589          191,144          159,445        83.4%
General and administration(GA)
 expenses ...............................         857,424          635,881          221,543        34.8%
Total operating expenses ................       1,208,013          827,025          380,988        46.1%
Operating income ........................       1,092,314          422,525          669,789       158.5%
Total other (expense) ...................        (164,662)         (33,062)        (131,600)        398%
Gain (loss) from discontinued
 operations .............................          12,794          (11,252)          24,046         213%
Income taxes ............................         (62,430)         (82,716)          20,286      (24.5)%
Minority interest .......................        (112,256)         (37,647)         (74,609)        198%
                                              -----------      -----------      -----------      -------
Net income ..............................     $   765,760      $   257,848      $   507,912       197.0%
                                              ===========      ===========      ===========      =======

Net income (loss) attributable
 to common shareholders .................     $   669,520      $   (42,428)     $   711,948       167.8%
                                              ===========      ===========      ===========      =======

NM= not meaningful

                                                  Nine Months Ended
                                                    September 30,
                                              -------------------------
                                                  2006         2005
                                                            (Unaudited)     %
                                              (Unaudited)   (restated)    Change
                                              -----------   -----------   ------
Other Key Indicators:
Cost of sales as a percentage
 of revenues ............................       56.1%         67.1%        -11%
Gross profit margin .....................       43.9%         32.9%         11%
Selling expenses as a percentage
 of revenues ............................        6.7%          5.0%        1.7%
GA expenses as a percentage of
 revenues ...............................       16.4%         16.7%       -0.3%
Total operating expenses as a
 percentage of revenues .................       23.1%         21.7%        1.4%

NET REVENUES

Net revenues for the nine months ended September 30, 2006 increased $1,431,653, or approximately 38%, from the comparable period in fiscal 2005. Included in total net revenues for the nine months ended September 30, 2006 are $5,161,550 of revenues attributable to LiKang Disinfectant and $73,299 of revenues attributable to LiKang International. Revenues attributable to LiKang Disinfectant increased $1,358,355 for the nine months ended September 30, 2006 from the comparable period in fiscal 2005, which included an increase of $1,253,798 in related party sales and an increase of $104,557 in sales to third parties. As we organized LiKang International during the third quarter of fiscal 2006 we did not have comparable revenues during the nine months ended September 30, 2005.

We believe our increase in our net revenues from LiKang Disinfectant for the nine months ended September 30, 2006 was attributable to a recent surge in demand for disinfectant products. Recent health scares such as SARS and the avian flu have increased the public awareness of health standards in China. In response the Chinese government has implemented a series of initiatives to establish minimum health standards. As a result, public demand for disinfectant products has increased. In addition, during fiscal 2005 we raised our prices on some of our more popular products, including our Ai'ershi disinfectant tablets and our An'erdian skin disinfectant, in certain of our markets. Approximately 19% of the increase in revenues we reported for the nine months ended September 30, 2006 from the comparable period in fiscal 2005 is attributable to an increase in the volume of products sold, which includes both new products introduced during fiscal 2006 as well as increased sales of other products, and approximately 81% of the increase in revenues is attributable to the increase in average selling prices. We cannot be assured that demand will continue to increase. Additionally we introduced new products such as Jifro 4% Chlorhexidine Gluconate, Dianerkang, 2% glutaraldehyde disinfectant, and the revised 84' disinfectant. Initially, these products have been received favorably by the public. There is no assurance that these products will continue to witness increased public demand.

Of our total net revenues for the nine months ended September 30, 2006, approximately 49.6% were attributable to sales to related parties and approximately 50.4% were attributable to sales to third parties, as compared to approximately 35% and approximately 65%, respectively, for the nine months ended September 30, 2005. Included in our net revenues for the nine months ended September 30, 2006 were revenues of $2,576,509 from sales of our products to Shanghai LiKang Pharmaceuticals Technology Company, Limited, a related entity; this represents an increase of $1,266,687, or approximately 96.7%, from the nine months ended September 30, 2005. Also included in our net revenues for the nine months ended September 30, 2006 were revenues of $16,950 from sales of our products to Shanghai LiKang Meirui Pharmaceuticals High-Tech Co., Ltd., a related party; this represents a decrease of $4,285 or approximately 20.1%, from the nine months ended September 30, 2005, as well as revenues of $3,753 and $12,360 from sales of raw materials to Shanghai LiKang Biological High-Tech Company, Ltd., a related party, for the nine months ended September 30, 2006 and 2005.

While we increased sales to non-related parties approximately 114.3% for the nine months ended September 30, 2006 from the comparable period in fiscal 2005, sales to related parties increased $1,253,798, or approximately 93.3%, which accounts for our significant increase in revenues for the nine months of fiscal 2006 from the nine months of fiscal 2005. Shanghai LiKang Pharmaceuticals Technology Company, Limited sells our products using 72 independent sales representatives in other provinces of China. We attribute this increase in related party sales primarily to the effects of the overall demand for disinfectant products which has increased orders from Shanghai LiKang Pharmaceuticals Technology Company, Limited's customers for our products.

COST OF SALES

Cost of sales includes raw materials and manufacturing costs, which includes labor, rent and an allocated portion of overhead expenses such as utilities directly related to product production. For the nine months ended September 30, 2006, cost of sales amounted to $2,934,522 or approximately 56.1% of net revenues as compared to cost of sales of $2,553,646 or approximately 67.1% of net revenues for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, cost of sales for LiKang Disinfectant was $2,934,522, or approximately 56% of net revenues generated from LiKang Disinfectant, as compared to $2,553,646 or approximately 67.1% of net revenues for the nine months ended September 30, 2005. The decrease in cost of sales as a percentage of net revenues for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 is attributable to the effect of price changes implemented during the latter part of fiscal 2005.

Historically, LiKang Disinfectant's costs of sales is comprised of approximately 65% for raw material costs and approximately 35% for manufacturing costs. We purchase raw materials from six primary suppliers and we have purchase contracts with these suppliers in an effort to ensure a steady supply of raw materials. We also purchase raw materials and finished product from Shanghai LiKang Meirui Pharmaceutical High-Tech Co. Ltd., a related party. These purchases totaled $4,826 and $1,067 for the nine months ended September 30, 2006 and 2005, respectively. We have not historically experienced a fluctuation in raw material prices and do not anticipate that the prices will vary much during fiscal 2006.

Included in LiKang Disinfectant's manufacturing costs are rent on our manufacturing facilities which included a building we leased from Shanghai LiKang Pharmaceuticals Technology Company, Limited, a related party, for approximately $11,500 annually, which we purchased during the later part of fiscal 2005. This served to reduce certain of our overhead expenses; however, during the latter part of fiscal 2005 we leased additional warehouse facilities under agreements which provide for annual rental of approximately $37,000 which are reflected in our overhead expenses for the nine month period ending September 30, 2006. We experienced an increase in overhead costs such as utilities and rent during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

During the three and nine months ended September 30, 2006 LiKang International's reported net revenues and, accordingly, did not incur any cost of sales.

GROSS PROFIT

Gross profit for the nine months ended September 30, 2006 was $2,300,327 or approximately 43.9% of net revenues, as compared to $1,249,550 or approximately 32.9% of revenues for the nine months ended September 30, 2005.

OPERATING EXPENSES

Total operating expenses for the nine months ended September 30, 2006 were $1,208,013, an increase of $380,988, or approximately 46%, from total operating expenses for the nine months ended September 30, 2005 of $827,025. This increase included the following:

For the nine months ended September 30, 2006, selling expenses were $350,589 as compared to $191,144 for the nine months for the nine months ended September 30, 2005, an increase of $159,445, or approximately 83.4%. The increase is primary attributable to the following reasons:

         o Selling expenses incurred LiKang International which were $64,841 for the nine months ended September 30, 2006 as compared to $0 for the nine months ended September 30, 2005;

         o Consulting fees paid to third parties for the marketing of certain of our products in our LiKang Disinfectant operating segment. In 2006 we have employed the resources of an external marketing professional for the sale of our line of 84 disinfectant liquid and disinfectant tablets. For the nine months ended September 30, 2006, we paid consulting fees for marketing of $45,655 compared to $4,308 for the nine months ended September 30, 2005 an increase of $41,347 or 960%. We anticipate that we will incur similar consulting expenses in future periods as we develop additional products and as we seek to introduce these products to market;

         o For the nine months ended September 30, 2006, advertising costs amounted to $17,405 compared to $6,493 for the nine months ended September 30, 2005, an increase of $10,912 or 168%. This increase is attributable to increased marketing efforts in our LiKang Disinfectant operating segment;

         o For the nine months ended September 30, 2006, we incurred repairs and maintenance costs of $23,642 as compared to $0 for the nine months ended September 30, 2005, an increase of $23,642. Repairs and maintenance costs included machinery maintenance costs; and

         o For the nine months ended September 30, 2006 we incurred traveling expenses of $41,283 for our LiKang Disinfectant operating segment as compared to traveling expenses of $22,580 for the period ended September 30, 2005, an increase of approximately $18,703. This increase is attributable to increased travel expenses related to the travel of our salespersons. We expect selling expenses to increase as our revenues increase and we anticipate increased costs related to marketing, advertising, as well as sales training.

For the nine months ended September 30, 2006, general and administrative expenses were $857,424 as compared to $635,881 for the nine months ended September 30, 2005, an increase of $221,543, or approximately 34.8% and included the following:

         o We incurred consulting fees of stock based compensation during the nine months ended September 30, 2006 of $109,236 as compared to $13,333 of consulting fees of stock based compensation for the nine months ended September 30, 2005, an increase of $95,903. We expect these costs to increase in 2006 due to our business development efforts in the United States;

         o For the nine months ended September 30, 2006, we incurred salaries, wages and related benefits of $296,574 as compared to $133,248 for the nine months ended September 30, 2005, an increase of approximately $163,326. For the nine months ended September 30, 2006, labor related benefits amounted to $28,609 compared to $16,364 for the nine months ended September 30, 2005, an increase of $12,245 or 75%. These labor related benefits would included but are not limited to pension related expenses, unemployment funds, and other labor related benefit costs;

         o For the nine months ended September 30, 2006, we incurred rental expenses of $52,357 as compared to $34,787 for the nine months ended September 30, 2005, an increase of approximately $17,570. Of our reported total rent expense of $52,357, approximately $24,607 is paid to Shanghai Shanhai Group, a related party, under lease agreements for various properties;

         o We incurred additional operating expenses of approximately $5,901 from the comparable period in fiscal 2005 which were associated with an increase in our operations; and

         o We recorded a decrease in bad debt expense of approximately $61,157 due to an decrease in the allowance for doubtful accounts based on our current analysis of accounts receivable. We anticipate that general and administrative expenses will continue to increase during fiscal 2006 as a result of increased professional fees related to audit costs and our registration statement.

INCOME FROM OPERATIONS

We reported income from operations of $1,092,314 for the nine months ended September 30, 2006 as compared to income from operations of $422,525 for the nine months ended September 30, 2005, an increase of $669,789 or approximately 158.5%. The increase was primarily attributable to the increased sales as we discussed above.

OTHER INCOME (EXPENSE)

For the nine months ended September 30, 2006 total other expenses amounted to $164,662 as compared to $33,062 for the nine months ended September 30, 2005, an increase of $131,600. This increase is primarily attributable to:

         o An increase in accruals of registration rights penalties of $120,000 incurred due to the fact that our registration statement was not declared effective by May 28, 2006. We did not have a comparable expense for the nine months ended September 30, 2005. The registration statement was subsequently declared effective on November 8, 2006 at which time we ceased recording the registration rights penalty;

         o An increase in interest income of $2,693;

         o An increase in other income of $3,947 which represents miscellaneous income;

         o We recorded interest expense of $30,777 for the nine months ended September 30, 2006 as compared to $32,046 for the nine months ended September 30, 2005, a decrease of $1,269 due to decreased borrowings during the nine months ended September 30, 2006; and

         o We also recorded interest expense - related party of $19,509 as compared to interest expense of $0 for the nine months ended September 30, 2006, an increase of $19,509. This interest expense - related party reflects interest due to Shanghai Shanhai Group, LiKang Disinfectant's minority shareholder, on a demand loan in the principal amount of $165,471 made to LiKang Disinfectant for working capital, together with $7,016 of fixed return due it on its initial investment in LiKang Disinfectant.

INCOME BEFORE DISCONTINUED OPERATIONS, INCOME TAXES AND MINORITY INTEREST

For the nine months ended September 30, 2006 our income before discontinued operations, income taxes and minority interest is $927,652 as compared to $389,463 for the nine months ended September 30, 2005, an increase of $538,189 primarily as a result of increased net revenues.

DISCONTINUED OPERATIONS

In January 2006, we sold 100% of the capital stock of our Aerisys subsidiary to its former CEO in exchange for an assumption of all liabilities related to it. The gain from discontinued operations of $12,794 in the nine months ended September 30, 2006 represents the gain on disposal of this subsidiary. For the nine months ended September 30, 2005, we had a loss from discontinued operations of $11,252.

MINORITY INTEREST

For the nine months ended September 30, 2006, we reported a minority interest expense of $112,256 as compared to $37,647 for the nine months ended September 30, 2005. The minority interest is attributable to LiKang Disinfectant's minority shareholder, and had the effect of reducing our net income.

NET INCOME

We reported net income of $765,760 for the nine months ended September 30, 2006 as compared to net income of $257,848 for the nine months ended September 30, 2005.

PREFERRED STOCK DIVIDENDS

During the nine months ended September 30, 2006, we recorded a preferred stock dividend of $96,240 which relates accrued but undeclared and unpaid dividends on our Series B 6% Cumulative Convertible Preferred Stock and the reversal of accrued and unpaid dividends on our Series A Preferred Stock which was converted to common stock in June 2006. In November 2006 the holders of the outstanding shares of Series B 6% Cumulative Convertible Preferred Stock converted those shares, together with accrued but unpaid dividends, into shares of our common stock.

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS

We reported net income attributable to common shareholders of $669,520 for the nine months ended September 30, 2006 as compared to net loss attributable to common shareholders of $(42,428) for the nine months ended September 30, 2005. This translates to overall per-share income available to shareholders of $.01 for the nine months ended September 30, 2006 compared to per-share loss of $.00 for the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between September 30, 2006 (unaudited) and December 31, 2005:

                                            September     December                    % of
                                             30, 2006     31, 2005       $ of        Change
                                           (Unaudited)   (restated)     Change       (+/-)
                                           -----------   ----------    ---------    ---------
Working capital .........................   $3,042,099   $2,412,757      629,342    +26.1%
Cash ....................................   $1,418,578   $1,460,078      (41,500)   -2.8%
Accounts receivable, net ................   $1,690,593   $1,347,163      343,430    +25.5%
Accounts receivable-related parties .....   $1,544,937   $  872,370      672,567    +77.1%
Inventories .............................   $  768,076   $  968,224     (200,148)   -20.7%
Prepaid expenses and other ..............   $1,184,989   $   81,750    1,103,239    +1349.5%
Other receivable ........................   $  239,370   $        0      239,370    NM
Loan receivable-related parties .........   $        0   $  100,000     (100,000)   -100.0%
Total current assets ....................   $6,846,543   $4,839,541    2,007,002    +41.5%
Property and equipment, net .............   $  770,151   $  686,234       83,917    +12.2%
Other assets ............................   $  252,627   $      734      251,893    34,317.8%
Loans payable ...........................   $  581,043   $  628,869      (47,826)   -7.6%
Loans Payable -related party ............   $  165,471   $  161,533        3,938    +2.4%
Accounts payable and accrued expenses ...   $1,487,271   $1,400,704       86,567    +6.2%
Due to related party ....................   $  141,640   $        0      141,640    NM
Income tax payable ......................   $        0   $   75,489      (75,489)   -100.0%
Advances from customers .................   $1,321,539   $  126,199    1,195,340    +947.2%
Total current liabilities ...............   $3,804,444   $2,426,784    1,377,660    +56.8%
Total liabilities .......................   $3,804,444   $2,426,784    1,377,660    +56.8%

At September 30, 2006, we had a cash balance of $1,418,578. As of September 30, 2006, our cash position by geographic area is as follows:

         United States ...........................           $    1,091
         China ...................................            1,417,487
                                                             ----------
         Total ...................................           $1,418,578
                                                             ==========

Our working capital position increased $629,342 to $3,042,099 at September 30, 2006 from $2,412,757 at December 31, 2005. This increase in working capital is primarily attributable to an increase of approximately $672,567 in accounts receivable due us from related parties as discussed below, an increase of approximately $343,430 in accounts receivable due from third parties which was offset by decreases in cash (approximately $41,500), and inventories (approximately $200,148). The increase in accounts receivable due from both related parties and third parties and corresponding decreases in cash and inventories reflects the effects of increased sales during nine months ended September 30, 2006 and the corresponding receivables generated by those sales.

The increase in our current assets of $2,007,002 at September 30, 2006 as compared to December 31, 2005 was offset by an increase in our current liabilities of $1,377,660 at September 30, 2006 as compared to December 31, 2005. The increase in our current liabilities is primarily attributable to advances from customers as discussed later in this section which were offset by a decrease in loans payable.

At September 30, 2006, our inventories of raw materials, work in process and finished goods, before a reserve for obsolete inventory totaled $768,076, a decrease of $200,148, or approximately 20.7%, from December 31, 2005. At September 30, 2006 we have reserved $125,565 for possible obsolescence of inventories which represents a minimal increase from inventory reserves of $122,577 at December 31, 2005. Our management determined the reserve was appropriate based upon its internal analysis of our sales and anticipated customer demand. We expect to maintain our inventory at these September 30, 2006 levels in future periods.

At September 30, 2006 our accounts receivable, allowance for doubtful accounts from third parties was $86,985 as compared to $13,343 at December 31, 2005 and reflects our best estimate of probable losses. As is customary in the PRC, we extend relatively long payment terms to our customers. Our terms of sale generally require payment within four to six months, which is considerably longer than customary terms offered in the United States, however, we believe that our terms of sale are customary amongst our competitors for our a company our size within our industry. For fiscal 2005, the average turn on accounts receivable from non-related third parties was 47 days and the average turn on accounts receivable from related parties as 31 days. For the nine months ended September 30, 2006, the average turn on accounts receivable from non-related third parties was 26 days and the average turn on accounts receivable from related parties was 42 days. The average accounts receivable increased from related third parties from $469,640 for the nine months ended September 30, 2005 to $1,208,654 for the nine months ended September 30, 2006. This increase caused our account receivable turnover from related parties to decrease from 2.86 to
2.15. Furthermore this caused the average turn on accounts receivable from related third parties to increase from 31 days for the nine months ended September 30, 2005 to 42 days for the nine months ended September 30, 2006. We do not reserve an allowance for doubtful accounts related to accounts receivable due from related parties. Of the $1,544,937 accounts receivable due from related parties at September 30, 2006, $1,535,004, or approximately 99.3%, is due from Shanghai Likang Pharmaceuticals Technology Company, Limited which buys products from us for resale to non-related third party customers which are primarily hospitals, clinics and schools with which Shanghai Likang Pharmaceuticals Technology Company, Limited has maintained long standing business relationships and have demonstrated an excellent payment history. In addition, our officers and directors as the owners of Shanghai Likang Pharmaceuticals Technology Company, Limited and have orally guaranteed payment on all accounts receivable due our company from this related party.

We also occasionally offer established customers, including related parties, longer payment terms on new products as an incentive to purchase these products, which has served to further increase the average days outstanding for accounts receivable. As the market for these new products is established, we will discontinue offering this sales incentive.

At September 30, 2006 we have accounts receivable due from a related party in the amount of $1,544,937 which included:

         o $1,535,004 in accounts receivable due from Shanghai LiKang Pharmaceuticals Technology Company, Limited for the purchase of products from us; and

         o $9,933 accounts receivable due from Shanghai LiKang Meirui Pharmaceutical High-Tech Co. Ltd. for the purchase of products from us.

As described earlier in this section, we sell products to three related parties. Our terms of sale and settlement on sales to Shanghai LiKang Meirui Pharmaceutical High-Tech Co. Ltd. are the same as we offer third party customers. Shanghai LiKang Pharmaceuticals Technology Company, Limited purchases products from us on an as needed basis in order to fill customer orders they have received and do not maintain an inventory of our products. They tender payment to us upon receipt of payment from their customer. The accounts receivable from Shanghai LiKang Pharmaceuticals Technology Company, Limited are historically paid within approximately four to six months, which is the same receivable turn as we experience with our third party customers. Sales of product to Shanghai LiKang Biological High-Tech Company, Ltd. are made on a limited basis and consist of certain raw materials used in their manufacturing process. At September 30, 2006 Shanghai LiKang Biological High-Tech Company, Ltd. did not owe us any money.

Generally, a customer will prepay for an order prior to shipment. At September 30, 2006 our balance sheet reflected advances from customers of $1,321,539, an increase of $1,195,340, or approximately 947%, from December 31, 2005. At September 30, 2006 we recorded advances from customers related to LiKang Disinfectant of $450,768 and advances from customers related to LiKang International of $870,771. The advances from customers at December 31, 2005 of $126,199 were solely for LiKang Disinfectant. Advances from customers consist of prepayments from third party customers to us for merchandise that had not yet shipped. We will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

Our balance sheet at September 30, 2006 also reflects a loan payable to a related party of $165,471 which is a working capital loan made to us by Shanghai Shanhai Group in January 2005. This loan bears interest at 10% per annum and is due on demand. At September 30, 2006 our balance sheet also reflects $141,640 due to a related party. This amount includes $117,472 which was advanced to us during the three months ended September 30, 2006 by Messrs. Bian and Guan, our officers and directors, and represents the registered capital for LiKang International. Under the applicable rules of the PRC the registered capital for this new subsidiary was required to be funded by individuals. Also included in the amount due to related parties at September 30, 2006 is $24,168 which is due to Shanghai LiKang Biological High Tech Company which represents accounts payable.

Our balance sheet at September 30, 2006 reflects prepaid expenses and other current assets of $1,184,989, an increase of $1,103,239, or approximately 1,350%, from December 30, 2005. At September 30, 2006 we recorded prepaid expenses and other current assets related to LiKang Disinfectant of $244,929 and advances from customers related to LiKang International of $940,060. The prepaid expenses and other assets at December 31, 2005 of $81,750 were solely for LiKang Disinfectant. Prepaid expenses and other current assetss consist of prepayments to third party customers from us for merchandise that had not yet shipped. We will recognize the payments as expenses as the Company takes delivery of the goods.

As described elsewhere herein, during the third quarter of fiscal 2006 we established a new subsidiary, LiKang International, which primarily operates as an export company. As an agent for the purchaser, LiKang International sources goods from a variety of manufacturers in the PRC. Initially, prior to establishing a credit history, LiKang International will collect a 100% deposit on all purchase orders at the time of purchase. The deposit will include a fee LiKang International collects as an export/import service fee. The deposit is forwarded to the supplier to initiate the order. As the relationship develops and LiKang International is able to evaluate the creditworthiness of the customer, LiKang International may elect to reduce the level of the deposit due from the customer. Eventually, Likang International may waive the deposit altogether depending on the credit worthiness of the customer. At September 30, 2006 our balance sheet includes $940,060 in prepaid orders from LiKang International's customers.

Likang International, as an exporter of goods, receives incentives from the central government, to encourage the export of goods from China. The central government will pay a cash incentive of up to 14% to 15% of the gross amount of goods exported to the exporter. As a result of this government incentive, from time to time LiKang International may export goods at its cost or at a loss up to the amount of the government incentive. At September 30, 2006 our balance sheet includes other receivables of $239,370 which represents funds due from the central government of China for export incentives.

Furthermore, LiKang International will receive payment from the customer in the form of advances from customers and LiKang International may pay out to suppliers in the form of Prepaid Expense in excess of the advances from customers. The company will do this with the understanding that the government will provide incentives in the amount of 14-15% of the amount of advances from customers to encourage the export of goods.

Net cash provided by operating activities for the nine months ended September 30, 2006 was $267,332 as compared to net cash used in operating activities of $352,412 for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, we used cash provided by operations to fund a net increase in accounts receivable of $935,204, including an increase of $551,300 in accounts receivables from related parties, and an increase in prepaid and other current assets of $1,103,239. These increases were offset by our net income, a decrease in inventory and an increase in advances from customers, together with an add back of non-cash items of $371,795. For the nine months ended September 30, 2005, we used cash to fund a net increase in accounts receivable of $927,808, including an increase in accounts receivable - related parties of $416,941, and a reduction in accounts payable - related parties of $238,575 which were offset by our net income, increases in prepaid and other current assets and accounts payable and accrued expenses together with an add back of non-cash items of $193,485.

Net cash used in investing activities for the nine months ended September 30, 2006 was $389,387 as compared to $101,848 for the nine months ended September 30, 2005, an increase of $287,439. This change is attributable to an increase in a deposit of approximately $253,000 and the purchase of additional manufacturing equipment during the nine months ended September 30, 2006 of $136,660 as compared to an expenditure of $104,308 on the purchase of manufacturing equipment during the nine months ended September 30, 2005. Additionally, the cash received in acquisition for the nine months ended September 30, 2006 was $0 as compared to $2,460 for the nine months ended September 30, 2005.

Net cash provided by financing activities was $54,315 for the nine months ended September 30, 2006 as compared to net cash provided by financing activities of $227,485 for the nine months ended September 30, 2005, a decrease of $173,170. During the nine months ended September 30, 2006, we received advanced funds from a related party of $117,472and repaid loans payable of $63,157 to a Commercial bank.

After giving effect to the effect of the exchange rate on our cash which provided a benefit of $26,140 for the nine months ended September 30, 2006, we reported a net decrease in cash for the nine months ended September 30, 2006 of $41,500 as compared to a net decrease in cash of $210,269 for the nine months ended September 30, 2005.

We currently have no material commitments for capital expenditures. As of September 30, 2006, we had approximately $581,000 in short term loans maturing during fiscal 2007. We plan on renewing these loans when they become due at term comparable to current terms. In addition, in connection with our agreement with JinMeiHua to operate a job training program, during the nine months ended September 30, 2006 we provided $252,627 towards the venture and we anticipate that we will be required to provide additional funds for the venture, but we are unable at this time to quantify the amount. Other than our working capital and loans, we presently have no other alternative source of working capital available to us.

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

In reporting for our LiKang International segment , we follow the guidance of EITF99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." In general, LiKang International records the net revenue when the supplier is the primary obligor in the arrangement.

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

Accounting for Stock Based Compensation - Effective October 1, 2005, we adopted Statement of Financial Accounting Standards No.123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No.123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, we recognized the cost resulting from all stock-based payment transactions including shares issued under our stock option plans in the financial statements. Prior to October 1, 2005, we accounted for stock-based employee compensation plans (including shares issued under our stock option plans) in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and followed the pro forma net income (loss) and pro forma earnings (loss) per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No.123, Accounting for Stock-Based Compensation (SFAS No. 123).

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2005, the FASB ratified EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues", which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). This issue is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of this pronouncement did not have any effect on our financial position or results of operations.

In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature", which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes". This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005. The adoption of this pronouncement did not have any effect on our financial position or results of operations.

In February 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments" which amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that it is a derivative financial instrument. The Company will adopt SFAS No. 155 on January 1, 2007 and do not expect it to have a material effect on financial position, results of operations, and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for our financial statements issued in 2008; however, earlier application is encouraged. We are currently evaluating the timing of adoption and the impact that adoption might have on our financial position or results of operations

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact of the adoption of this interpretation on our results of operations and financial condition.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2006, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

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

During May 2006 we were required to restate our financial statements for the fiscal year ended December 31, 2005 to correct an error related to the accounting for a transaction recorded in the fourth quarter of fiscal 2005 in which our subsidiary LiKang Disinfectant purchased a building from a related party, Shanghai LiKang Pharmaceuticals Technology Company, Limited. In October 2006 we restated our financial statements as December 31, 2005 and for the year then ended to correct additional accounting errors primarily related to the treatment of dividends on our various series of preferred stock. In October 2006 we also restated our financial statements at March 31, 2006 and for the three months then ended to correct accounting errors related to our preferred stock dividends. The restatement of our financial statements at June 30, 2006 and for the six months then ended reflected the correction of accounting errors related to the recognition of interest expense, accounting for dividends on our preferred stock and corrections in our calculation of minority interest. Based upon these accounting errors, our management has determined that there is a deficiency in our internal controls over financial reporting and that our disclosure controls and procedures were ineffective at September 30, 2006.

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

31.2     Rule 13a-14(a)/15d-14(a) certification of principal financial officer

32.1 Section 1350 certification of Chief Executive Officer and principal accounting officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Linkwell Corporation

Date:  November 17, 2006            By: /s/ Xuelian Bian
                                        ----------------
                                        Xuelian Bian
                                        Chief Executive Officer and
                                        principal executive and
                                        principal financial accounting officer