Form 10KSB
period 2006-12-31
Linkwell CORP
filed 2007-04-02
CIK 1042463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2006


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                         Commission file number: 0-24977



                              Linkwell Corporation
                         ------------------------------
                 (Name of small business issuer in its charter)



            Florida                                      65-1053546
 ---------------------------------            -----------------------------
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
 of incorporation or organization)



   No. 476 Hutai Branch Road, Baoshan District, Shanghai China       200436
   -----------------------------------------------------------       ------
           (Address of principal executive offices)                (Zip Code)


Issuer's telephone number: (86) 21-56689332


Securities registered under Section 12(b) of the Exchange Act:

    Title of each class               Name of each exchange on which registered
           None                                      not applicable


Securities registered under Section 12(g) of the Exchange Act:

                    common stock, par value $0.0005 per share
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No[]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [] No [X]

         State issuer's revenues for its most recent fiscal year. $ 7,745,378 for the fiscal year ended December 31, 2006.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $7,200,000 on April 2, 2007


         State the number of shares outstanding of each of the issuer's class of common equity as of the latest practicable date. 73,081,675 shares of common stock are issued and outstanding as of April 2, 2007.

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

   Transitional Small Business Disclosure Form (check one):  Yes      No   X
                                                                ----     -----

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

         You should consider the areas of risk described in connection with any forward-looking statements that may be made in this annual report. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in Part I, Item 1. Description of Business - Risk Factors. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

                           OTHER PERTINENT INFORMATION

         All per share information contained in this annual report gives effect to a one for ten (1:10) reverse stock split effective March 24, 2005.

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         We operate under a holding company structure and currently have one operating subsidiary, Linkwell Tech Group Inc. ("Linkwell Tech") a Florida Corporation. Linkwell Tech owns 90% of Shanghai Likang Disinfectant High-Tech Company, Limited ("Likang Disinfectant"). Likang Disinfectant owns 100% of Shanghai Likang International Trade Company, Limited ("Likang International"). We regard Likang Disinfectant's business of hospital disinfectant products as our primary business.

         Through our subsidiary, Likang Disinfectant, we are involved in the development, manufacture, sale and distribution of disinfectant health care products primarily to the medical industry in China. Likang Disinfectoant was founded by the Second Military Medical University of the Chinese Army in 1988 and we believe that this affiliation provides us with certain marketing advantages. We have made efforts to expand our customer base and penetrate the civil disinfection, industrial disinfection, livestock and agricultural disinfection markets of China. Currently we offer a variety of disinfectant products for the following applications:


        |X|      Skin and mucous membrane disinfection
        |X|      Hand disinfectants (external)
        |X|      Environment and surface disinfectants
        |X|      Medical devices and equipment disinfectants
        |X|      Machine disinfectants

         We have been granted 26 hygiene licenses by the Ministry of Public Health of the central government of China. We have filed two additional product applications, and are presently developing three additional products. We also sell products which have been developed and manufactured by third parties. These parties manufacture disinfectant products which generated approximately 2.5% of our revenues for the year ended December 31, 2006. Products which we manufacture accounted for approximately 97.5% of our total net revenues for the year ended December 31, 2006.

         We have a national marketing and sales presence throughout all 22 provinces as well as four autonomous regions and four municipalities in China. We currently employ 19 full-time sales and marketing people based in Shanghai. Shanghai Likang Pharmaceuticals Technology Company, an affiliate, also sells our products using 72 independent sales representatives in other provinces of China.

Industry Background

         Likang Disinfectant is a member of the disinfectant industry in China. According to a survey conducted by China Federation of Industrial Economics
(CFIC), the disinfectant market in China was approximately $6.25 billion (USD) in 2004(1). While the disinfectant industry in China is an emerging industry, and the industry is populated with small regional players, we estimate that there are over 1,000 manufacturers and distributors of disinfectant products in China and certain of our major competitors distribute products similar to ours, including those which also prevent the spread of airborne viruses such as avian flu and SARS. Currently we market our products to the medical industry in China and we have recently made efforts to diversify and expand our reach to the retail market.

          The Chinese market demand for biocides is expected to increase by approximately 7.9% annually to 574,000 metric tons by the year 2010.(2)


------------------------------
(1)http://cfie.org.cn/main000.jsp
(2) http://www.researchandmarkets.com/reports/29788/chinese_markets_
for_biocides.htm

         Recent Health Concerns in China

         China has witnessed a variety of public health crises in recent history and has demonstrated the need for increased health standards in China. In response, the Chinese government has taken initiatives to improve public health and living standards, including the establishment by The Ministry of Public Health in China for the disinfectant industry. The heightened public concerns as well as these new public standards have led to a surge in interest for disinfectant products in China with consumers maintaining stockpiles of disinfectant products. This activity represented a surge in sales for the industry. We believe that as the stockpiles decrease it may lead to an additional surge in demand. There is no assurance as to the timing of this surge; however, the increased public awareness and heightened national standards, a growing population, and a higher standard of living, are just a few factors which we believe support the growth in demand for disinfectant products.

         The table illustrates recent health care crises in China

----------------------- ----------------------- --------------------- -----------------------------------------
    OUTBREAK TIME              LOCATION               DISEASE                        SITUATION
----------------------- ----------------------- --------------------- -----------------------------------------
January, 1988           Shanghai                Hepatitis A           310,000 reported cases of Hepatitis A,
                                                                      47 deaths
----------------------- ----------------------- --------------------- -----------------------------------------
April - May, 1998       Shengzhen               Sub- Tuberculosis     Shenzhen Woman and Children Hospital
                                                bacillus disease      reports an airborne infection. 168
                                                M. chelonae           patients infected, 46 severe cases
----------------------- ----------------------- --------------------- -----------------------------------------
November 2002           Throughout China        SARS                  8,000 reported cases, 800 deaths
----------------------- ----------------------- --------------------- -----------------------------------------
June 24 - August 20     Sichuan Province        Swine Streptococcus   204 reported cases of humans infected
2005                                            suis                  with the Swine streptococci in Sichuan,
                                                                      38 deaths
----------------------- ----------------------- --------------------- -----------------------------------------
April 2005              Throughout China        Pulmonary             Pulmonary tuberculosis, Hepatitis B
                                                tuberculosis,         remain top two priorities on the
                                                Hepatitis B           infectious disease list in China
----------------------- ----------------------- --------------------- -----------------------------------------
June, 2005              Tibet                   Bubonic plague        Five infected cases reported,  two
                                                                      deaths
----------------------- ----------------------- --------------------- -----------------------------------------
July-September 2005     Hunan, Fujian,          Cholera               638 cases reported, two deaths
                        Zhejiang provinces
----------------------- ----------------------- --------------------- -----------------------------------------
August, 2005            Guizhou, Ningxia,       Anthrax               140 cases reported, one death
                        Liaoning, Jilin
----------------------- ----------------------- --------------------- -----------------------------------------
October, 2005           Inner Mongolia ,        Avian Flu             Three confirmed cases reported, two
                        Hunan , Anhui ,                               deaths
                        Liaoning , and Hubei
                        provinces
----------------------- ----------------------- --------------------- -----------------------------------------
October, 2005           Zhejiang, Anhui         highly pathogenic     One confirmed case in each province
                        provinces               bird flu              reported
----------------------- ----------------------- --------------------- -----------------------------------------
March 24, 2006          Shanghai                highly pathogenic     One confirmed case reported
                                                bird flu
----------------------- ----------------------- --------------------- -----------------------------------------
June 16,2006            Guangdong Province      highly pathogenic     One confirmed case reported
                                                bird flu
----------------------- ----------------------- --------------------- -----------------------------------------
August 14, 2006         XinJiang Province       highly pathogenic     One confirmed case reported
                                                bird flu
----------------------- ----------------------- --------------------- -----------------------------------------

During the year ended December 31, 2006 the following healthcare crises were discovered in China:

         SARS - Severe Acute Respiratory Syndrome

         In recent years the Severe Acute Respiratory Syndrome (SARS) has threatened the public community. SARS, which is a viral respiratory illness caused by a corona virus, called SARS-associated corona virus (SARS-CoV), was first reported in Asia in November 2002. Over the next few months, the illness spread to more than two dozen countries in North America, South America, Europe, and Asia before the SARS global outbreak of 2003 was contained. In April 2004, the Chinese Ministry of Health reported several new cases of possible SARS outbreaks in Beijing and the Anhui Province, which is located in east-central China. In 2006, there were a number of confirmed cases of highly pathogenic bird flu reported in China.

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

         Avian Influenza

         In 2005, the threat of a global pandemic as a result of the avian flu began to capture the attention of the global community. The avian flu is a type of the A strain virus that infects birds. Typically, it is not common for humans to be infected with the virus via contact with birds, however bird-to-human outbreaks have been reported and most have been in Asia. Humans were infected when they came into contact with sick birds or contaminated surfaces. In most cases, infected persons reported flu-like symptoms, but some had more serious complications, including pneumonia and acute respiratory distress. The avian flu has led to increased concerns for improved health conditions.

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

         The process to obtain a manufacturing license, involves three stages:

           o Manufacturers file application materials to the local public health administrative department;

           o The Local administrative department performs an inspection of the manufacturing facilities according to "qualified disinfection product manufacturing enterprise requirements"; and

           o Upon satisfaction of "qualified disinfection product manufacturing enterprise requirements", the manufacturer will be issued a license.

         The process to obtain the official hygiene permit for individual disinfectants or instruments, the company must follow the steps listed below:

                1.     File the application;
                2. Explain the disinfectant ingredient or instrument layout and function;
                3. The Hygiene administrative department will examine the sample, and perform independent tests to verify industry standards and benefits; and
                4.     If all the standards are met, the permit will be issued.

         The table below details the 26 licenses issued to Likang Disinfectant by the Ministry of Public Health of the central government of China.

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
----------- ------------------------------------------------------------------------------- ----------------


Product Lines

         We offer a diverse range of product offerings. We manufacture 38 disinfectant products and our product offerings come in six primary forms: Three of these are new products for our Company.

        o        Liquids-gel
        o        Tablets-powder
        o        Aerosol
        o        Chemical indicator (new)
        o        Disinfectant appliance (new)
        o        Liquids-foam (new)

         Our disinfectant products range from air disinfection machines to hot press bags, disinfection swabs, and disinfection indicators. We believe that this wide product line has served as an advantage for our company in our efforts to create a national audience for our products and services.

         Approximately 97.5% of our sales are derived from products we have internally developed and produced and the remaining 2.5% of sales are produced by outside companies. The tables below offer a summary of our current product offerings:

         Skin and Mucous Membrane Disinfectants

         Skin and mucous membrane disinfectants target both exterior and internal applications. Prior to operations, incisions, or injections; the products are used to clean the skin surface. Mucous membrane disinfectants target internal germs located in the mouth, eye, perineum and other internal sources. This product group accounted for approximately 57% of our year ended December 31, 2006 sales and approximately 57% of our year ended December 31, 2005 sales.


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


         Hand Disinfectants

         These disinfectants target the skin surface. Products are applied to the skin prior to medical procedures. This product group accounted for approximately 13.5% of our year ended December 31,2006 sales and approximately 10% of our year ended December 31, 2005 sales.


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


         Environment and Surface Disinfectants

         These disinfectants target a variety of surfaces, such as floors, walls, tables, and medical devices. Additionally the products can be applied to cloth materials including furniture and bedding. This product group accounted for approximately 16.6% of our year ended December 31, 2006 sales and approximately 15% of our year ended December 31, 2005 sales.


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


         Medical Devices and Equipment Disinfectants

         This line of disinfectants target medical equipment including the sterilization of thermo sensitive instruments and endoscope equipment. This product group accounted for approximately 11.5% of our year ended December 31, 2006 sales and approximately 12% of our year ended December 31, 2005 sales.

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


         Machine Series

         This line of disinfectants targets air quality. These devices will monitor and disinfect air quality. This product group accounted for approximately 1.4% of our year ended December 31, 2006 sales and approximately 3% of our year ended December 31, 2005 sales.

--------------------------------------------- -------------------- ------------------------ -------------------------
PRODUCT NAMES                                 INGREDIENTS          APPLICATION              INDUSTRY STANDARD
--------------------------------------------- -------------------- ------------------------ -------------------------
Lvshaxing LKQG-1000 air disinfection machine  Ozone, ultraviolet   Air disinfection         Q/SUPE 09-2003
                                              radiation,
                                              electrostatic
--------------------------------------------- -------------------- ------------------------ -------------------------
An'erdian disinfection swab                   An'erdian            Skin and disinfection    Q/NYMN07-2003
--------------------------------------------- -------------------- ------------------------ -------------------------
Dian'erkang hot press bag                     Iron powder,         Drive the "feng" Stop    Q/NYMN01-2001
                                              active carbon        the pain  Dispel the
                                                                   "han"
--------------------------------------------- -------------------- ------------------------ -------------------------
Likang test paper of chlorine                 reaction regent      Indicator of             Q/SUVE 40-2003
                                                                   disinfectant
                                                                   concentration
--------------------------------------------- -------------------- ------------------------ -------------------------
Likang 121 steam pressure sterilization       Indication oil       Indication of            Q/SUVE 16-2005
chemical indicator (card and adhesive tape)                        sterilization effect
--------------------------------------------- -------------------- ------------------------ -------------------------
Likang 132 steam pressure sterilization       Indication oil       Indication of            Q/SUVE 17-2005
chemical indicator (label)                                         sterilization effect
--------------------------------------------- -------------------- ------------------------ -------------------------
Likang steam pressure sterilization           Indication oil       Indication of            Q/SUVE 18-2005
chemical indicator                                                 sterilization effect
--------------------------------------------- -------------------- ------------------------ -------------------------

         Retail products

         In 2005, we made efforts to expand our distribution reach to the retail market. As a result, our products have gained access to hotels, schools, supermarkets, and drugstores. We have repackaged commercial disinfectant products for sale to the consumer market. Since October 1999, we redeveloped four separate products for distribution to the retail market. Likang Disinfectant redeveloped the following products:

        -        Jin Zhongda collutory (mouth wash)          October 1999
        -        antibacterial lubricant                     October 1999
        -        Likang 84 disinfectant                      August   2005
        -        Dian'erkang aerosol disinfectant            October  2005

         Customers

         We sell our products on a wholesale and retail basis to the medical community in China. We have approximately 5,000 active and recurring customers including hospitals, medical suppliers and distribution companies throughout China. We maintain over 20 distribution contracts with wholesale dealers and agents. We generally offer payment terms of four to six months before payment for the products is due. For years ended December 31, 2006 and 2005 two affiliated entities which are our customers, Shanghai Likang Pharmaceutical Technology Company, Limited and Shanghai Likang Meirui Pharmaceuticals High-Tech Co. Ltd., represented approximately 40% and less than 1%, respectively, of our total net revenues. See Part III, Item 12. Certain Relationships and Related Transactions, and Director Independence appearing later in this annual report. We have contracts with all of our dealer and agent customers.

         Manufacturing

         We operate two factory facilities in Shanghai, one located in the Shanghai Jiading district and one located in the Shanghai Jinshan district. Products are manufactured primarily in liquid, tablet, and powder form, and recently we introduced liquid foams, chemical indicators and disinfectant appliances. Approximately 97.5% of Likang Disinfectant revenues for year ended December 31, 2006 were derived from products manufactured in these two factories.

         The Shanghai Jiading district factory is approximately 21,500 square feet, all of which is used for production. This factory meets the good manufacturing practice (GMP) standards established by the central government; however, the equipment utilized in the factory is not GMP certified for the production of medical and chemical products. As the equipment at this factory could not be upgraded to GMP certification, rather than purchase new equipment as described below we have been utilizing the contract manufacturing services of a related party which has a GMP certified factory and GMP certified equipment to manufacture certain of our disinfectant products. The main products produced at the Shanghai Jiading district factory are liquid and index disinfectant devices. The manufacturing facility has the capacity to produce approximately 9 million liters of liquid disinfectant annually. The manufacturing cycle for the liquids, from formulation to finish product, is one day.

         The Shanghai Jinshan district factory is approximately 4,300 square feet and is used in the manufacture of the tablet and powder forms of disinfectants. The manufacturing capacity is 300 metric tons of tablet and 180 metric tons of powder disinfectant annually. The average manufacturing cycle for the tablets and powders, from formulation to finished product, is one day.

Products which represent the remaining 2.5% of our year ended December 31, 2006 revenues are manufactured by third parties as set forth below:

------------------------------- ----------------------------------------------------------- ---------------------------
PRODUCT                         MANUFACTURER                                                    % OF REVENUE
------------------------------- ----------------------------------------------------------- ---------------------------
Lvshaxing Air Disinfectant      Shanghai Likang Meirui Pharmaceutical High-Tech Co., Ltd.
Machine
------------------------------- -----------------------------------------------------------           1%
Likang Surgery hand-washing     Shanghai Likang Meirui Pharmaceutical High-Tech Co., Ltd.
Table
------------------------------- ----------------------------------------------------------- ---------------------------
Junle disinfectant              Shanghai JunLe Daily Chemicals Co., Ltd.
------------------------------- -----------------------------------------------------------
Jiewang disinfectant            Hangzhou JieWang Disinfectant Co., Ltd
------------------------------- -----------------------------------------------------------         1.5%
Shenle disinfectant             Shanghai ShenLe Daily Chemicals Co., Ltd.
------------------------------- -----------------------------------------------------------
Sterilized Q-tip (very small    Shanghai DiCheng Health Products Manufacturing Co., Ltd
quantity)
------------------------------- ----------------------------------------------------------- ---------------------------

         Shanghai Likang Meirui Pharmaceutical High-Tech Co., Ltd. is a related party. See Part III, Item 12. Certain Relationships and Related Transactions, and Director Independence appearing later in this annual report.

         During fiscal 2006, following an upgrade of its facilities resulting in a GMP (good manufacturing processes) certification for both the factory and the equipment, we began utilizing the services of Shanghai Likang Biological High-Tech Company, Ltd., a related party, to manufacture certain of our products including our An'erdian and Dian'erkang lines of disinfectants. See Part III,
Item 12. Certain Relationships and Related Transactions, and Director Independence appearing later in this annual report.

         We believe that products which can be marketed as being manufactured at a GMP certified facility utilizing GMP certified equipment can generally be sold at higher prices than similar products manufactured in a non-GMP certified facility. While our cost for these products increased we have been able to increase our selling prices commensurately. We package our products in various packages to meet different needs of the market. We package our liquid and gel disinfectants in a variety of popular sizes ranging from 40 ml to 5 liter. Each of our tablet disinfectants contains 500 ml of active chlorine and we package these tablets in 50 tablet, 100 tablet and 200 tablet bottles. Finally, we package our powder disinfectants in 250 gram and 500 gram containers.

         We maintain an inventory of finished products equal to approximately 1 month average sales. Currently, we are manufacturing at about 50% of full capacity based upon our current product demand, and we have the ability to produce at full capacity if demand continues to increase.

         We have an in-house fulfillment and distribution operation which is used to manage the supply chain, beginning with the placement of the order, continuing through order processing, and then fulfilling and shipping the product to the customer. We maintain inventory and fill customer orders from both Jiading factory and Jinshan factory.

Raw Materials

         We purchase raw materials from six primary suppliers, including a related party, and we have signed purchase contracts with these suppliers in an effort to ensure a steady supply of raw materials. We have maintained stable business relations with these suppliers for over 10 years, and we believe that our relationships with these primary suppliers will remain stable. In the event the relationships falter, there are many suppliers with the capability to supply our company. We purchase raw materials on payment terms of 30 days to three months. Some of the suppliers import from foreign countries, as listed below, and we purchase directly from these suppliers.

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


Customer Service and Support

         We believe that a high level of customer service and support is critical in retaining and expanding our customer base. Customer care representatives participate in ongoing training programs under the supervision of our training managers. These training sessions include a variety of topics such as product knowledge and customer service advice. Our customer care representatives respond to customers' e-mails and calls that are related to order status, prices and shipping. If our customer care representatives are unable to respond to a customer's inquiry at the time of the call, we strive to provide solutions within 24 hours. We believe our customer care representatives are a valuable source of feedback regarding customer satisfaction. Our customer returns and credits average approximately 1% of our total sales.



New Product Development

         We are committed to research and development. Likang Disinfectant was created as a research and development organization by the Second Military Medical University of the Chinese Army in 1988. We develop our products internally and own all rights associated with these products.

         In 2005, we developed two new disinfectant products. Our An'erdian Type 3 Skin and Mucous Membrane Disinfectant, a skin disinfectant, was honored as a 2005 National Key New Product by the Chinese Ministry of Science & Technology. This product has numerous uses in gynecology, skin disease treatment as well as daily hygiene. We are currently in the patent application process for this product. We believe that another key new product will be Likang #84 Disinfectant, which was recently approved by the Chinese Public Health Department. This product is a liquid chemical disinfectant that contains the sodium hypochlorite and can be used in households on almost all surfaces. This new formula carries a shelf life of two years versus the competitors' similar products which have a limited shelf life of 90 days. As of the date of this Form 10K-SB we have not developed any new products for the year ended December 31,2006.

         In addition, we are conducting research on additional products, including the Lvshaxing Air Disinfectant Machine Type 1, Lvshaxing Air Disinfectant Machine Type 2 and Likang 5% (chloride content) Disinfectant Liquid. We are unable to predict at this time if our research will result in the introduction of new products. As of the date of this report we are still in the research and development stage regarding these new products.

         For the years ended December 31, 2006 and 2005, we spent approximately $18,000 and approximately $36,000, respectively, on research and development.

Marketing and Sales

         We were formed in 1988 as a research and development organization by the Second Military Medical University of the Chinese Army, our CEO, Mr. Xue Lian Bian, was a member of the staff of the university. We believe that this relationship provides us with certain marketing advantages. The university is a well recognized, prestigious institution in China and many of its graduates work at hospitals, medical suppliers and distribution companies throughout China in senior positions which place them in the decision making process when it comes to purchasing products such as ours. In addition, the students and faculty at the university provide a pool of talent from which we draw, both as potential employees or summer interns who go on to work at other companies, many of which are customers or potential customers for our products. In marketing our products, we seek to leverage these relationships.

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

         During fiscal 2007 we will seek to expand our distribution capability in the PRC through the possible purchase of independent sales networks. While we have allocated a portion of the proceeds from our recent private offering for such use, we have not identified any potential targets and we may inevitably choose not to pursue this strategy.

Recent Development - Disinfectant Educational Center

         On May 25, 2006, we entered into an agreement with China Pest Infestation Control and Sanitation Association, an association governed by the Chinese central government, to establish and operate a disinfectant educational center in Beijing, China. We will be responsible for the establishment and development of the disinfectant educational center, as well as its management and funding. The China Pest Infestation Control and Sanitation Association will be responsible for establishing a job training base in Beijing. We believe we were selected to participate in this program based upon our reputation and experience in the disinfectant industry.

         While the specific details and timeline related to the establishment of the disinfectant educational center are in the early planning stages, it is anticipated that the disinfectant educational center will offer a job training program to educate and train professionals to work as professionals in the disinfectant field The disinfectant educational center will be a tuition based education program for which graduates will receive a license from the China Pest Infestation Control and Sanitation Association. After completion of the program, it is envisioned that a personnel exchange service center of the Chinese central government's Health Department will function much like a placement office and assist the center's graduates in securing positions with companies seeking to fill positions in the PRC. From time to time we may also recruit graduates from the disinfectant educational center to join our company.

         In June 2006, we entered into an oral arrangement with Beijing JinMeiHua Sterilizing Technology Development Company, Limited ("JinMeiHua"), an unrelated party, to act as our agent to operate the disinfectant educational center and to be responsible for the job training program specifics. While JinMeiHua does not have any specific expertise in this area, we believe that JinMeiHua's reputation and government contacts will benefit the establishment and operation of the enterprise. Generally, JinMeiHua will be responsible for operating the disinfectant educational center and we will be responsible for providing the funding necessary therefore.

       It is expected that the China Pest Infestation Control and Sanitation Association, JinMeiHua and Likang Disinfectant will share in profits of the disinfectant educational center; however the precise revenue share has not been determined. It is also expected that the China Pest Infestation Control and Sanitation Association will receive at a maximum 50% of the profits from the disinfectant educational center. JinMeiHua will also receive a to-be-determined percentage of the profits for operating the disinfectant educational center. We advanced JinMeiHua $249,797 to begin the development of the disinfectant educational center. This project was abandoned in December, 2006. The investment made by Likang Disinfectant of $249,797 to Beijing JinMeiHua was returned to Likang Disinfectant in December 2006. Likang Disinfectant still plans to move forward with the development of a training school. The company desires to develop and training school in Shanghai, in closer proximity to the Company's headquarters. At the present time we cannot predict the amount of money necessary for this undertaking, and a timeframe to accomplish this has not been set.


Intellectual Property


         We have received 9 patents and have 2 pending patent applications with National Property Right Administration of the PRC. The patent approval process can take up to 36 months. The following is a list of Likang Disinfectant's patents and pending patent applications:

PATENT CATEGORY           PATENT NAME                        PATENT NO                      NOTES
------------------------- ---------------------------------- ------------------------------ -----------------------
Product Improvement       Improved bottle                    ZL 03 2 29616.9                Approved, expires
                                                                                            March 2013
------------------------- ---------------------------------- ------------------------------ -----------------------
Appearance design         Bottle (with the wing stretch)     ZL 00 3 14391.0                Approved, expires
                                                                                            April 2010
------------------------- ---------------------------------- ------------------------------ -----------------------
Appearance design         Packaging bottle                   ZL 2003 3 0108274.5            Approved, expires
                                                                                            November 2013
------------------------- ---------------------------------- ------------------------------ -----------------------
Appearance design         Test paper box of chlorine         ZL 2004 3 0022740.2            Approved, expires May
                                                                                            2014
------------------------- ---------------------------------- ------------------------------ -----------------------
Product Improvement       High strength water sterilizer     ZL 03 2 10513.4                Approved, expires
                          with Model H ultraviolet lamp                                     September 2013
------------------------- ---------------------------------- ------------------------------ -----------------------
Product Improvement       Sewage application                 ZL 2004 2 0037013.8            Approved, expires
                                                                                            June 2014
------------------------- ---------------------------------- ------------------------------ -----------------------
Product Improvement       Bracket that supports hanging      ZL 200520039668.3              Approved, expires
                          bottles                                                           October 2016
------------------------- ---------------------------------- ------------------------------ -----------------------
Product Improvement       Container with the vacuum pump     ZL200420090682.1               Approved on 2006-06-07
                                                                                            expires in June 2016
------------------------- ---------------------------------- ------------------------------ -----------------------
New invention             Anti HP Gel                        Application # 200410099002-7   Pending. Applied on
                                                                                            2004-12-24
------------------------- ---------------------------------- ------------------------------ -----------------------
New invention             Low smell and stimulus contain     ZL200410068135.8               Approved on
                          chlorine disinfectant tablet,                                     2006-08-30 Expires on
                          powder etc                                                        2016
------------------------- ---------------------------------- ------------------------------ -----------------------
New invention             A new skin and mucous membrane     Application # 200410025305.4   Pending. Applied on
                          disinfectant including                                            2004-6-21
                          preparation methods
------------------------- ---------------------------------- ------------------------------ -----------------------


         We have four registered trademarks with the China State Administration for industry and commerce trademark office for An'erdian, Jifro, Dian'erkang and Lvshaxing. During the year ended December 31, 2006 we were granted 3 patents which were pending. Two of the patents were based on product improvements and one of the patents relates to a new invention. We currently have two patents pending.

         We are not a party to any confidentiality or similar agreements with any of our employees or any third parties regarding our intellectual property. It is possible that a third party could, without authorization, utilize our propriety technologies without our consent. We can give no assurance that our proprietary technologies will not otherwise become known or independently developed by competitors.

Competition

         We operate in a highly fragmented, competitive national market for healthcare disinfectant products. According to a survey conducted in 2004 by the China Federation of Industrial Economics (CFIC), the disinfectant market in the PRC was approximately $6.25 billion (U.S.) The Chinese market demand for biocides are expected to increase by approximately 7.9% annually to 574,000 metric tons by the year 2010.(3)

      While the disinfectant industry in China is an emerging industry, and the industry is populated with small regional players, we estimate that there are over 1,000 manufacturers and distributors of disinfectant products in China and certain of our major competitors distribute products similar to ours, including those which also prevent the spread of airborne viruses such as avian flu and SARS. We compete with foreign companies, including 3M, who are distributing a full line of disinfectant products in China, as well as smaller, domestic manufacturers. Most of these domestic competitors, however, offer a limited line of products and there are few domestic companies with a nationwide presence. We believe that our national marketing and sales presence throughout all 22 provinces, as well as four autonomous regions, and four municipalities of China gives us a competitive advantage over many other disinfectant companies in China. In addition, prior to the adoption of industry standards in July 2002 by the central government of China, disinfectant products were generally marketed and sold based on pricing factors. We believe the recent standards implemented by the government will shift the customer demand from price to quality.

         Furthermore, we estimate the new government standards adopted in July 2002 have increased the barriers to entry and increased the requirements for competitors in the disinfectant industry. We believe that the new standards may lead to fewer competitors as companies falter in their efforts to adhere to the new standards. The implementation of these improved production standards and licenses has effectively decreased the competitiveness of small to medium sized manufacturers. The new standards are especially difficult for companies with limited product offerings and inferior technical content. As a result of this heightened license and permit system, all disinfectant manufacturers must comply with "qualified disinfectant product manufacturing enterprise requirements" established by the Ministry of Public Health. The requirements include standards for both hardware and software. Hardware would include facilities and machinery. Software would include the technology to monitor the facilities. Furthermore, the requirements will encompass the knowledge and capability of both the production staff and quality control procedures.

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

         o Research and development. Our efforts to respond to market demand for new products have resulted in the issuance to us of 26 hygiene licenses by the Ministry of Public Health of the central government of China. Based upon our knowledge of our competitors, we do not believe the majority of our competitors have received as many licenses since the enactment of the licensing standards in July 2002.

         o Manufacturing capacity. Our Shanghai Jiading district factory, which is devoted to liquid and index disinfectant devices, has the capacity to produce 9 million liters of disinfectant annually. Our Shanghai Jinshan district factory, which is devoted to tablet and powder form disinfectants have the capacity to manufacture 300 metric tons of tablet and 180 metric tons of powder annually. Both of our factories have production cycles from formulation to finished product of one day.

         o Trained service personnel. We believe our sales personnel are thoroughly educated in our product lines which enable them to better meet the needs of our customers.

         o Reliability and speed of delivery. We believe our products have developed a reputation of good quality and effectiveness, and our manufacturing capabilities enable us to produce and ship products to our customers promptly thus allowing our customers the ability to better manage their purchasing budgets.

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

         Our primary domestic competitors include:

     COMPETITOR                            PRODUCTS
  ----------------------  ----------------------------------------------
   3M Company            Hand disinfectant, skin and mucous disinfectant
  ----------------------  ----------------------------------------------
   Ace                   Skin and mucous disinfectant
  ----------------------  ----------------------------------------------
   Chengdu Kangaking     Medical equipment and devices
  ----------------------  ----------------------------------------------
   Hangzhou Yangchi      Sterilized Q-tip
  ----------------------  ----------------------------------------------
   Shandong Xinhua       Chemical indicators
  ----------------------  ----------------------------------------------

         Our primary foreign competitor is 3M Company which has had a presence in China for more than 20 years. 3M Company entered the hand disinfection market at the end of 2004 and primarily offers products in the areas of index and control devices and disinfectant machines. At present, 3M Company has five products for use in operating rooms and its products are found in provincial capital cities of China such as Shanghai, Beijing, Guangzhou, Hangzhou, Nanjin, Chengdu and Xi'an. 3M Company's product line in China is very narrow, with few overlapping products between 3M Company and our company.

         Another foreign competitor is Johnson & Johnson, which established operations in China in 1994. In China, Johnson & Johnson offers a variety of skin, hand, and medical equipment disinfectants. Prior to the recent initiatives by the government, disinfectant products were marketed based on pricing and despite the brand awareness of Johnson & Johnson, its products did not have widespread reception. Furthermore, Johnson & Johnson does not offer a wide variety of disinfectant products in China. Due to the difficulties in attaining a critical mass Johnson & Johnson recently withdrew from the surgical disinfectant market in China and has refocused its efforts on the disinfection of medical devices.

Government Regulations

         Our business and operations are located in the PRC. We are subject to local food, drug, and environmental laws related to certification of manufacturing and distributing of disinfectants. We are also licensed by the Shanghai City Government to manufacture and distribute disinfectants. We are in substantial compliance with all provisions of those licenses and have no reason to believe that they will not be renewed as required by the applicable rules of Shanghai. In addition, our operations must conform to general governmental regulations and rules for private companies conducting business in China.

         Pursuant to the July 2002 Ministry of Public Health 27th Order of the People's Republic of China, all disinfectant manufacturers in China must obtain a license to manufacture hygiene disinfectants. Prior to release, all disinfectant instruments must obtain the official hygiene permit document of the Ministry of Public Health and the approval of the provincial hygiene administrative department. The implementation of these improved production standards and licenses have effectively decreased the competitiveness of small to mid size manufacturers with single product and inferior technical content and support. Presently we meet all standards initiated by this ordinance and we have been granted 26 hygiene licenses by the Ministry of Public Health. We have filed applications for two additional products which as of the date of this report are still pending.

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

         PRC Legal System

         Since 1979, many laws and regulations addressing economic matters in general have been promulgated in the PRC. Despite development of its legal system, the PRC does not have a comprehensive system of laws. In addition, enforcement of existing laws may be uncertain and sporadic, and implementation and interpretation thereof inconsistent. The PRC judiciary system is relatively inexperienced in enforcing the laws that exist, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Even where adequate law exists in the PRC, it may be difficult to obtain swift and equitable enforcement of such law, or to obtain enforcement of a judgment by a court of another jurisdiction. The PRC's legal system is based on written statutes and, therefore, decided legal cases are without binding legal effect, although they are often followed by judges as guidance. The interpretation of PRC laws may be subject to policy changes reflecting domestic political changes. As the PRC legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. The trend of legislation over the past 20 years has, however, significantly enhanced the protection afforded foreign investors in enterprises in the PRC. However, there can be no assurance that changes in such legislation or interpretation thereof will not have an adverse effect upon our business operations or prospects.

         Economic Reform Issues

         Since 1979, the Chinese government has reformed its economic systems. Many reforms are unprecedented or experimental, and therefore, are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. We cannot predict if this refining and readjustment process may negatively affect our operations in future periods.

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

         To date, reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future. However, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

Employees

         Likang Disinfectant employs approximately 170 full time employees, ncluding our executive officers, as follows:


                         DEPARTMENT                      NUMBER OF EMPLOYEES
         ------------------------------------------- --------------------------
         Administrative center                                    8
         ------------------------------------------- --------------------------
         Accounting                                              13
         ------------------------------------------- --------------------------
         Production                                              95
         ------------------------------------------- --------------------------
         Logistics                                               26
         ------------------------------------------- --------------------------
         Sales and Marketing  (Shanghai)                         19
         ------------------------------------------- --------------------------
         Research and development                                 9
         ------------------------------------------- --------------------------
                           Total                                170
         ------------------------------------------- --------------------------


U.S. Advisor

         On August 24, 2005, we engaged China Direct Investments, Inc., whose staff includes Chinese-speaking individuals with experience in operation and regulatory framework applicable to U.S. public companies, as a consultant to advise our management in areas related to marketing and operational support in the U.S., media and public relations, mergers and acquisitions, financial advisory and SEC disclosure compliance. In addition, China Direct Investments. Inc., also provides us with translation services for both English and Chinese documents. China Direct Investments, Inc. is a subsidiary of China Direct, Inc. (OTCBB: CHND).

         Under the terms of the one year agreement, which was extended through December 2006, we issued China Direct Investments, Inc. 2,000,000 shares of our common stock, valued at $160,000, as compensation for its services, and granted China Direct Investments, Inc. three year warrants to purchase 2,125,000 shares of our common stock at an exercise price of $0.20 per share commencing in January 2006. We also agreed to pay China Direct Investments, Inc. additional fees for its services as may be mutually agreed upon. Messrs. Xuejian (James) Wang, Marc Siegel and David Stein are the officers, directors and shareholders of China Direct Investments, Inc.

         On January 1, 2007, the Company entered into a three year agreement with China Direct Investments, Inc. to provide business development and management services. In connection with this agreement, the Company issued 4,700,000 shares of the Company's common stock for the service period from January 1, 2006 to December 31, 2008. Accordingly, the Company recorded the deferred consulting expense of $282,000.


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

         On May 2, 2005, we closed a share exchange with all of the shareholders of Linkwell Tech in which we acquired 100% of the issued and outstanding shares of Linkwell Tech's common stock in exchange for 36,273,470 shares of our common stock, which at closing represented approximately 87.5% of the issued and outstanding shares of our common stock. As a result of the transaction, Linkwell Tech became our wholly owned subsidiary. Linkwell Tech was founded in June 2004. On June 30, 2004, Linkwell Tech acquired 90% of Likang Disinfectant through a stock exchange with Shanghai Likang Pharmaceuticals Technology Company, Limited, the then 90% shareholder of Likang. Shanghai Shanhai Group, an unaffiliated third party, owns the remaining 10% of Likang. Shanghai Shanhai Group is owned by Shanghai Shanhai Group Employee Share-holding Committee (16.25%) and Shanghai Baoshan District Dachang Town South Village Economic Cooperation Club (83.75%). Likang Disinfectant's officers and directors, Messrs. Xue Lian Bian and Wei Guan, own Shanghai Likang Pharmaceuticals Technology Company, Limited, owning 90% and 10%, respectively, of that company. The transaction in which Linkwell Tech acquired the 90% interest in Likang Disinfectant resulted in the formation of a U.S. holding company by Messrs. Bian and Guan as it did not result in a change in the underlying ownership interests of Likang.

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

         In July 2005, we changed our name to Linkwell Corporation. As described earlier in this Form 10K-SB under "Management's Discussion and Analysis or Plan of Operation - Sale of Aerisys Incorporated" in February 2006 we sold our interest in that subsidiary to our former CEO in exchange for the assumption of all liabilities related to it.

         In February 2006, we sold 100% of the stock of Aerisys to Mr. Gary Verdier, our former CEO, in exchange for the assumption of all liabilities and obligations of Aerisys. Prior to the share exchange agreement with Linkwell Tech in May 2005, Aerisys had represented our sole operations. Aerisys marketed and sold the Aerisys Intelligent Community (TM), a web-based software program and private, browser-based intranet product that allows schools to collaborate with parents and faculty each day on classroom, homework assignments, critical dates, team priorities and school news in a private forum, primarily to Kindergarten through 12th grade private schools. We had not been able to improve sales or business opportunities for Aerisys since May 2005.

RISK FACTORS

         An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this annual report before deciding to invest in our common stock.

RISKS RELATED TO OUR COMPANY

We engage in a number of material transactions with related parties which could result in a conflict of interest involving our management.

         We are materially dependent on certain related party transactions in the ongoing conduct of our business. Sales to our affiliates Shanghai
Likang Pharmaceuticals Technology Company, Limited and Shanghai Likang Meirui Pharmaceutical High-Tech Co., Ltd. represented approximately 41.8% of our total net revenues for year ended December 31, 2006 and approximately 36% of our total net revenues for year ended 2005. These related parties represented approximately 45.5% and approximately 44.5% of our accounts receivable at December 31, 2006 and 2005, respectively. In addition, we lease our principal executive offices from Shanghai Shanhai Group, the minority shareholder of our Likang subsidiary, and Shanghai Likang Meirui Pharmaceutical High-Tech Co., Ltd, an affiliated company of this minority shareholder, both of which supply us with raw materials and acts as contract manufacturers for certain of our products. We have also engaged in a number of other related party transactions including extending working capital loans to Shanghai Likang Pharmaceuticals Technology Company, Limited and Shanghai Likang Biological High-Tech Company, Ltd., purchasing real property from Shanghai Likang Pharmaceuticals Technology Company, Limited and utilizing the services of Shanghai Likang Biological High-Tech Company, Ltd. to process certain of our products. These affiliated transactions may from time to time result in a conflict of interest for our management. Because these transactions are not subject to the approval of our shareholders, investors in our company are wholly reliant upon the judgment of our management in these related party transactions.

The management of our company is located in the PRC and we are materially dependent upon advisory services of a U.S. company.

         None of the current members of our management team have any experience in U.S. public companies and these individuals are not fluent in English. We have engaged China Direct Investments, Inc. to provide us with various advisory and consulting services, including U.S. business methods and compliance with SEC disclosure requirements. We selected China Direct Investments, Inc. to provide these services to us in part because its staff includes Chinese-speaking individuals with experience in the operation and regulatory framework applicable to U.S. public companies. Until such time as we are able to expand our board of directors to include English-speaking individuals who have experience with the operation and regulatory framework applicable to U.S. public companies, we are materially dependent upon our relationship with China Direct Investments, Inc. Our contract with this company expires in December 2006. If for any reason China Direct Investments, Inc. should fail to provide the contracted services at the anticipated levels or fails to extend its services and we have not added members to our board of directors with the requisite experience we may be unable to prepare and file reports as required by the Securities Exchange Act of 1934 on a timely basis which could lead to our common stock being removed from the OTCBB. In this event, your ability to liquidate your investment would be negatively impacted and you could lose your entire investment in our company.

         On January 1, 2007, the Company entered into a three year agreement with China Direct Investments, Inc. to provide business development and management services. In connection with this agreement, the Company issued 4,700,000 shares of the Company's common stock for the service period from January 1, 2006 to December 31, 2008. Accordingly, the Company recorded the deferred consulting expense of $282,000.

We extend relatively long payment terms for accounts receivable, including on sales to related parties, which can negatively impact our cash flows.

         As is customary in the PRC, we extend relatively long payment terms to our customers, including on sales to related parties. Our terms of sale generally require payment within four to six months, which is considerably longer than customary terms offered in the United States. For the year ended December 31, 2005, the average turn on accounts receivable from non-related third parties was 127 days and the average turn on accounts receivable from related parties was 106 days. For the year ended December 31, 2006, the average turn on accounts receivable from non-related third parties was 30 days and the average turn on accounts receivable from related parties was 33 days. We also occasionally offer established customers, including related parties, longer payment terms of up to 240 days on new products as an incentive to purchase these products, which has served to further increase the average days outstanding for accounts receivable. In addition, we maintain a relatively low reserve for doubtful accounts when compared to a company operating in the U.S. Our payment terms can have the effect of adversely impacting our cash flow and our ability to fund our operations out of our operating cash flow. Our ability to continue to implement our growth strategy could suffer if our cash flows are adversely impacted which will have the effect of limiting our ability to increase our revenues in the future.

Certain agreements to which we are a party and which are material to our operations lack various legal protections which are customarily contained in similar contracts prepared in the United States.

         We are a Chinese company and all of our business and operations are conducted in China. We are a party to certain material contracts, including an agreement for the lease for our principal offices and manufacturing facility. While these contracts contain the basic business terms of the agreements between the parties, these contracts do not contain certain provisions which are customarily contained in similar contracts prepared in the U.S., such as representations and warranties of the parties, confidentiality and non-compete clauses, provisions outlining events of defaults, and termination and jurisdictional clauses. Because our material contracts omit these types of clauses, notwithstanding the differences in Chinese and U.S. laws we may not have the same legal protections as we would if the contracts contained these additional provisions. We anticipate that contracts we enter into in the future will likewise omit these types of legal protections. While we have not been subject to any adverse consequences as a result of the omission of these types of clauses, and we consider the contracts to which we are a party to contain all the material terms of our business arrangements with the other party, future events may occur which lead to a dispute under agreements which could have been avoided if the contracts were prepared in conformity with U.S. standards. Contractual disputes which may arise from this lack of legal protection will divert management's time from the operation of our business and require us to expend funds attempting to settle possible disputes. This possible diversion of management time will limit the time our management would otherwise devote to the operation of our business, and the diversion of capital could limit the funds we have available to pay our ongoing operating expenses.

Each of our product groups operate in highly competitive businesses.

         Each of our product groups are subject to competition from other manufacturers of similar products. There are approximately 1,000 manufacturers of similar disinfectant products in China, but only approximately 30 manufacturers, including our company, operate on a continuous basis with the remainder of the companies periodically entering the market in times of increased demand. While we believe we are one of the leading manufacturers of disinfectant products in the PRC, from time to time there is a sporadic oversupply of these products which can adversely impact our market share and competitive position in this product group. As a result, we may not be able to effectively compete in our product segments which could have the effect of limiting our ability to sustain our current level of operations or grow our revenues in future periods.

Because of the specialized, technical nature of the business, we are highly dependent on certain members of management, as well as our marketing, engineering and technical staff.

         The loss of the services of our current management and skilled employees could have a material and negative effect on our ability to effectively pursue our business strategy. In addition to manufacturing high volumes of our products and developing new products, we must attract, recruit and retain a sizeable workforce of technically competent employees, including additional skilled and experienced managerial, marketing, engineering and technical personnel. If we are unable to do so, our ability to grow our business and increase our revenues could be limited.

If we experience customer concentration, we may be exposed to all of the risks faced by our material customers.

         For the years ended December 31, 2006 and 2005 revenues from one customer, Shanghai Likang Pharmaceuticals Technology Company, Limited, an affiliate, represented approximately 40% and approximately 36%, respectively, of our total net revenues. Unless we maintain multiple customer relationships, it is likely that we will experience periods during which we will be highly dependent on a limited number of customers. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops conducting business with us. Moreover, to the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer's ability to stay in business and make timely payments to us.

We depend on factories to manufacture our products, which may be insufficiently insured against damage or loss.

         We have no direct business operation, other than our ownership of our subsidiaries located in China, and our results of operations and financial condition are currently solely dependent on our subsidiaries' factories in China. We do not currently maintain insurance to protect against damage and loss to our facilities and other leasehold improvements. Therefore, any material damage to, or the loss of, any of our facilities due to fire, severe weather, flooding or other cause, would not be shared with an insurance company, and if large enough, would have a material and negative effect on our financial condition. If the damage was significant, we could be forced to stop operations until such time as the faculties could be repaired.

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

         We utilize certain technologies in the purification of raw material used in our products which are proprietary in nature. We are not a party to any confidentiality or similar agreements with employees and third parties including consultants, vendors and customers and it is not likely that we will enter into these types of agreements in the future. It is possible that our employees or a third party could, without authorization, utilize our propriety technologies without our consent. The unauthorized use of this proprietary information by third parties could adversely affect our business and operations as well as any competitive advantage we may have in our market segment. We may not have adequate remedies for the protection of our proprietary technologies and these proprietary technologies could become known or independently developed by competitors, in which event our ability to effectively compete could be in jeopardy.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have reduced protections against interested director transactions, conflicts of interest and other matters.

         We are not subject to any law, rule or regulation requiring that we adopt any of the corporate governance measures that are required by the rules of national securities exchanges such as independent directors and audit committees. It is possible that if we were to adopt some or all of the corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Prospective investors should consider our current lack of corporate governance measures in formulating their investment decisions.

RISKS RELATED TO DOING BUSINESS IN CHINA

All of our assets and operations are located in the PRC and are subject to changes resulting from the political and economic policies of the Chinese government.

         Our business operations could be restricted by the political environment in the PRC. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a "socialist market economy" and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reform programs, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

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

         The PRC only recently has permitted provincial and local economic autonomy and private economic activities. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof. In such an event, we could be forced to cease operations.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

         Because all of our revenues are in the form of Renminbi, any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividends or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.

We may be unable to enforce our rights due to policies regarding the regulation of foreign investments in China.

         The PRC's legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system prevalent in the United States. The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. China's regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. These uncertainties regarding such regulations and policies present risks which may affect our ability to achieve our stated business objectives. If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in our industry could be limited which could result in a loss of revenue in future periods which could impact our ability to continue as a going concern.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate, including our ability to pay dividends.

         The PRC State Administration of Foreign Exchange, or SAFE, issued a public notice in January 2005 concerning foreign exchange regulations on mergers and acquisitions in China. The public notice states that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities. The public notice also states that the approval of the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of a PRC company's assets or equity interests to foreign entities for equity interests or assets of the foreign entities.

         In April 2005, SAFE issued another public notice further explaining the January notice. In accordance with the April 2005 notice, if an acquisition of a PRC company by an offshore company controlled by PRC residents has been confirmed by a Foreign Investment Enterprise Certificate prior to the promulgation of the January 2005 notice, the PRC residents must each submit a registration form to the local SAFE branch with respect to their respective ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transaction or use of assets in China to guarantee offshore obligations. The April 2005 notice also provides that failure to comply with the registration procedures set forth therein may result in restrictions on our PRC resident shareholders and our subsidiaries. Pending the promulgation of detailed implementation rules, the relevant government authorities are reluctant to commence processing any registration or application for approval required under the SAFE notices.

         In addition, on August 8, 2006, the Ministry of Commerce ("MOFCOM"), joined by the State-Owned Assets Supervision and Administration Commission of the State Council, State Administration of Taxation, State Administration for Industry and Commerce, China Securities Regulatory Commission and SAFE, amended and released the Provisions for Foreign Investors to Merge and Acquire Domestic Enterprises, new foreign-investment rules which took effect September 8, 2006, superseding much, but not all, of the guidance in the prior SAFE circulars. These new rules significantly revise China's regulatory framework governing onshore-offshore restructurings and how foreign investors can acquire domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

         These new rules may significantly affect the means by which offshore-onshore restructurings are undertaken in China in connection with offshore private equity and venture capital financings, mergers and acquisitions. It is expected that such transactional activity in China in the near future will require significant case-by-case guidance from MOFCOM and other government authorities as appropriate. It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM and other ministries apply the rules to ensure its domestic and offshore activities continue to comply with PRC law. Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance.

         It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of the SAFE notices and new rules. Our business operations or future strategy could be adversely affected by the SAFE notices and the new rules. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

         We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

         PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of accounts and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

Revised tax structure proposed by the National Peoples Congress could have a material impact on our performance.

         On December 24, 2006, the Chinese government officially submitted a draft of the new Enterprise Income Tax Law which seeks to unify China's dual tax system. Presently China has a dual tax policy with different rates of taxation for domestic enterprises as opposed to foreign investment enterprises. The new unified tax rate is proposed to be 25% for all entities, which is higher than the 15% rate currently applied to foreign investment entities, however low profit enterprises, whether foreign investment enterprises or domestic enterprises, may be subject to a lower tax rate of 20%. It is uncertain how this new policy, if adopted, would impact our subsidiaries, as all the components of the revised policy have not been determined.

RISKS RELATED TO OUR COMMON STOCK

We have not voluntarily implemented various corporate governance measures, in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

         Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. Although we have adopted a Code of Ethics, we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently do not have any independent directors. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Provisions of our Certificate of Incorporation and bylaws may delay or prevent a takeover which may not be in the best interests of our stockholders.

         Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our shareholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Florida Revised Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested shareholders.

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

ITEM 2.           DESCRIPTION OF PROPERTY

         Our facilities include our principal executive offices, located at No. 476 Hutai Branch Road, Baoshan District, Shanghai, China, and our two manufacturing facilities are located at 1104 Jiatang Road, Jiading District, Shanghai, 201807 and 2058 Linqiao Road, Zhuhang Town, Jinshan District, Shanghai, 201506. We own all of the manufacturing equipment in both of our factories. We lease our principal executive office building and warehouse space, which consists of approximately 22,800 square feet, from Shanghai Shanhai Group, a related party, under leases expiring in December 2010 for an annual rent of approximately $32,000, increasing during the lease years beginning in 2008 in amounts ranging from 8% to 10% annually.

         Until August 2005 we leased approximately 21,500 square feet of manufacturing space from Shanghai Likang Pharmaceutical Technology Company, Limited, an affiliate, under a lease originally expiring in December 2006 for an annual rent of approximately $11,500. In August 2005 we purchased this building, which includes an assignment of the land use permit, for $333,675. See Part II,
Item 12. Certain Relationships and Related Transactions, and Director Independence appearing later in this annual report.

         We lease approximately 4,300 square feet of manufacturing space from Shanghai Jinshan Zhuhang Plastics Lamps Factory, an unaffiliated third party, under a lease expiring in December 2006 for an annual rent of approximately $3,125. We also lease approximately 1,480 square feet of warehouse space from Shanghai Henglian Industrial Co. Limited, an unaffiliated third party, under two leases which expire between September and October 2007 for an annual rental rate of approximately $37,410. The Company leases its principal executive offices and warehouse space from Shanghai Shanhai Group for approximately $36,000 per year. Shanghai Shanhai Group also holds the land use permit for the principal executive office building. For the years ended December 31, 2006 and 2005, rent expense paid to this related party amounted to $38,462 and $31,664, respectively.

ITEM 3.           LEGAL PROCEEDINGS

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

                                                         High             Low
Fiscal 2005

First quarter ended March 31, 2005                      $0.20             $0.01
Second quarter ended June 30, 2005                      $0.40             $0.11
Third quarter ended September 30, 2005                  $0.32             $0.04
Fourth quarter ended December 31, 2005                  $0.74             $0.148

Fiscal 2006

First quarter ended March 31, 2006                      $0.26             $0.151
Second quarter ended June 30, 2006                      $0.36             $0.221
Third quarter ended September 30, 2006                  $0.264            $0.15
Fourth quarter ended December 31, 2006                  $0.32             $0.17

         On April 2, 2007, the last sale price of our common stock as reported on the OTCBB was $.21. As of April 2, 2007 there were approximately 148 record owners of our common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

         The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our Stock Option Plan and any compensation plans not previously approved by our stockholders as of December 31, 2006.



                                        Number of      Weighted average       Number of
                                      securities to     exercise price        securities
                                     be issued upon    of outstanding        remaining
                                       exercise of         options,         available for
                                       outstanding       warrants and      future issuance
                                        options,         rights (b)         under equity
                                      warrants and                          compensation
                                        rights (a)                        plans (excluding
                                                                            securities
                                                                          reflected in
                                                                           column (a)) (c)
-------------------------------------- -------------  --------------- ---------------------
Plan category
-------------------------------------- -------------  --------------- ---------------------
Plans approved by our stockholders:
-------------------------------------- -------------  --------------- ---------------------
2005 Equity Compensation Plan              0               NA               3,000,000
-------------------------------------- -------------  --------------- ---------------------
Plans not approved by stockholders:     NONE               NA                  NONE
-------------------------------------- -------------  --------------- ---------------------
None
-------------------------------------- -------------  --------------- ---------------------


         A description of each of these plans is contained later in this report under Part III, Item 10. Executive Compensation - Stock Option Plans.

Recent Sales of Unregistered Securities

         On January 1, 2007, the Company entered into a three year agreement with China Direct Investments, Inc. to provide business development and management services. In connection with this agreement, the Company issued 4,700,000 shares of the Company's common stock for the service period from January 1, 2006 to December 31, 2008. Accordingly, the Company recorded the deferred consulting expense of $282,000.

     On July 21, 2006, the holders of 850,000 shares of the outstanding Series B Preferred Stock converted those shares into 8,500,000 shares of common stock. On November 1, 2006, the remaining 650,000 shares of Series B Preferred Stock outstanding, together with accrued but unpaid dividends, were converted into 7,110,766 shares of common stock. Following the conversions on November 1, 2006, there are no shares of Series B Convertible Preferred Stock remaining outstanding. As of December 31, 2006, there are no accrued cumulative but undeclared dividends in arrears related to the Company's Series B Preferred Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

In May 2005, we closed a share exchange agreement with all of the shareholders of Linkwell Tech under which we acquired 100% of the issued and outstanding shares of Linkwell Tech's common stock in exchange for 36,273,470 shares of our common stock, which at closing represented approximately 87.5% of the issued and outstanding shares of our common stock. As a result of the transaction, Linkwell Tech became our wholly owned subsidiary. In June, 2004, prior to our share exchange with Linkwell Tech, Linkwell Tech acquired 90% of Likang Disinfectant through a stock exchange with Shanghai Likang Pharmaceuticals Technology Company, Limited, the then 90% shareholder of Likang Disinfectanti(pound) Shanghai Likang Pharmaceuticals Technology Company, Limited is owned by Messrs. Xuelian Bian and Wei Guan, our officer, directors and principal shareholders. Shanghai Shanhai Group, an unaffiliated third party, owns the remaining 10% of Likang Disinfectant. The transaction in which Linkwell Tech acquired the 90% interest in Likang Disinfectant resulted in the formation of a U.S. holding company by Messrs. Bian and Guan as it did not result in a change in the underlying ownership interests of Likang Disinfectant. For financial accounting purposes, the reverse merger transaction in which we acquired Linkwell Tech was treated as a recapitalization of our company with the former shareholders of the company retaining approximately 12.5% of the outstanding stock.

We regard Likang Disinfectant's business of disinfectant products for the commercial medical industry as the primary segment of our business. Our consolidated financials statements included elsewhere in this annual report for the periods after the date of the stock exchange between our company and Linkwell Tech reflect the change in the capital structure of our company due to the recapitalization. In August 2006, the Company incorporated a new subsidiary, Shanghai LiKang International Trade Co., Ltd. ("LiKang International"). The consolidated financial statements for the fiscal year ended December 31, 2006 reflect the operations of our company including Linkwell Tech, Likang Disinfectant and Likang International Trade Co. Ltd. for the periods presented while the results of operations for the fiscal year ended December 31, 2005 are those of Linkwell Tech and Likang Disinfectant.

Since 1988, we have developed, manufactured and distributed disinfectant health care products primarily to the medical industry in China. In the last few years China has witnessed a variety of public health crises, such as the outbreak of SARS, which demonstrated the need for increased health standards in China. In response, beginning in 2002 the Chinese government has undertaken various initiatives to improve public health and living standards, including continuing efforts to educate the public about the need for proper sanitation procedures and the establishment of production standards for the disinfectant industry in China. As a result of this heightened license and permit system, all disinfectant manufacturers must comply with "qualified disinfection product manufacturing enterprise requirements" established by the Ministry of Public Health. The requirements include standards for both hardware; including facilities and machinery, and software; including the technology to monitor the facilities, as well as the knowledge and capability of both the production staff and quality control procedures. Following the adoption of the industry standards in 2002, we have been granted 26 hygiene licenses by the Ministry of Public Health.

We believe that the government standards adopted in July 2002 have increased the barriers to entry for competitors in the disinfectant industry in China. The implementation of these improved production standards and license requirements has effectively decreased the competitive landscape as it pertains to small to mid size manufacturers since the new standards are especially difficult for companies with limited product offerings and inferior technical content. In addition, prior to the adoption of industry standards, disinfectant products were generally marketed and sold based on price as opposed to quality. We believe that as a result of the adoption of industry standards, the marketplace is evolving with a more stringent focus on product quality which we believe will enable us to increase our base of commercial customers thereby increasing our revenues.

Historically, our focus has been on the commercial distribution of our products. Our customers include hospitals, medical suppliers and distribution companies throughout China. Recently we have made efforts to expand our distribution reach to the retail market. We have repackaged certain of our commercial disinfectant products for sale to the consumer market and have commenced upon expanding our customer base to include hotels, schools, supermarkets, and drugstores. By virtue of the Chinese government's continuing focus on educating the Chinese population about the benefits of proper sanitation procedures, we believe that another key to increase our revenues is the continued expansion of the retail distribution of our products.

The disinfectant industry in China is an emerging industry which is populated with small, regional companies. We estimate that there are in excess of 1,000 manufacturers and distributors of disinfectant products in China; however, most domestic competitors offer a limited line of products and there are few domestic companies with a nationwide presence. We believe that our national marketing and sales presence throughout all 22 provinces, as well as four autonomous regions, and four municipalities in China gives us a competitive advantage over many other disinfectant companies in China, and will enable us to leverage the brand awareness for products with commercial customers to the retail marketplace.

Our present manufacturing facilities and production capacities are sufficient for the foreseeable future, and we believe that we otherwise have the assets and capital available to us necessary to enable us to increase our revenues in future periods as the overall market for disinfectant products in China continues to increase. During the balance of fiscal 2007 we will continue to focus our efforts on developing a retail market for our products, as well as expanding our traditional base of commercial customers. In addition, we may also consider the possible acquisition of independent sales networks which could be used to increase our product distribution as well as aligning our company with smaller, regional companies in our industry. We have not identified any potential acquisition targets as of the date of this report.

In August 2006, the Company incorporated a new subsidiary, Shanghai LiKang International Trade Co., Ltd. ("LiKang International"). Since its inception LiKang International has primarily served as an agent for third parties who desire to export goods from China, including computers, computer components, small medical equipment and instruments, meters, scales electromechanical devices. Since October 1, 2006, LiKang International expanded its scope of goods to include light weight construction materials, textile crafts, furniture, and chemical raw materials and took the ownership of the goods. For the year ended December 31, 2006, revenues from LiKang International represented approximately 9.3% of our total revenues. In this regard, we have allocated approximately $300,000 from our recent private offering to be used towards expanded marketing of our products in the PRC and approximately $400,000 for costs associated with investigating the feasibility of expanding our sales outside the PRC to the U.S. In addition, we may also consider the possible acquisition of independent sales networks which could be used to increase our product distribution as well as smaller, regional companies in our industry. While we have allocated approximately $400,000 of proceeds from our recent private offering, we have not identified any potential acquisition targets.

Sale of Aerisys Incorporated

         Prior to the transaction with Linkwell, our wholly-owned subsidiary Aerisys Incorporated had represented our sole operations. Aerisys marketed and sold the Aerisys Intelligent Community (TM), a web-based software program and private, browser-based intranet product that allows schools to collaborate with parents and faculty each day on classroom homework, assignments, critical dates, team priorities and school news in a private forum, primarily to K through 12 private schools. Revenues from Aerisys Incorporated represented slightly less than 1% of our total net revenues for the year ended December 31, 2005, and we were not able to improve sales or business opportunities for Aerisys since May 2005. In February 2006, we sold 100% of the stock of Aerisys Incorporated to Mr. Gary Verdier, our former CEO, in exchange for assumption of all liabilities and obligation of Aerisys Incorporated.

Results of Operations

Fiscal year ended December 31, 2006 ("Fiscal 2006") as compared to the fiscal year ended December 31, 2005 ("Fiscal 2005")



                                                   Fiscal                     Fiscal                     $                  %
                                                    2006                        2005                   Change             Change
                                            --------------------- ------------------------ ---------------------- --------------
Net Revenues                                       $   7,745,378           $    5,465,933          $   2,279,445          41.7%

Cost of sales                                          4,609,557                3,329,444              1,280,113          38.4%

Selling expenses                                         573,315                  331,258                242,057          73.1%

General and administration (GA) expenses               1,731,496                  869,555                861,941            99%

Total operating expenses                               2,304,811                1,200,813              1,103,998             92%
Operating income                                         831,010                  935,676               (104,666)         -11.2%
Total other (expense)                                   (142,647)                (101,214)               (41,433)          40.9%
Gain(loss) from discontinued operations                   12,794                 (20,817)                 33,611         -161.5%
Income taxes                                                  -                (177,177)                 177,177           -100%
Minority interest                                      (133,037)                 (92,339)                (40,698)          44.1%
                                            --------------------- ------------------------ ---------------------- --------------
Net income                                          $    568,120          $      544,129           $     23,991           4.4%
                                            ===================== ======================== ====================== ==============

Net income (loss) attributable to
    common shareholders                             $    471,880          $   (1,267,387)          $   1,739,267        -137.2%
                                            ===================== ======================== ====================== ==============



Other key indicators:


                                                                        FISCAL 2006    FISCAL 2005     % OF CHANGE
---------------------------------------------------------------------- ------------- -------------- ----------------
Cost of sales as a percentage of revenues                                     59.5%          60.9%            -1.4%
---------------------------------------------------------------------- ------------- -------------- ----------------
Gross profit margin                                                           40.5%          39.1%             1.4%
---------------------------------------------------------------------- ------------- -------------- ----------------
Selling expenses as a percentage of revenues                                   7.4%           6.1%             1.3%
---------------------------------------------------------------------- ------------- -------------- ----------------
G&A expenses as a percentage of revenues                                      22.3%          15.9%             7.4%
---------------------------------------------------------------------- ------------- -------------- ----------------
Total operating expenses as a percentage of revenues                          29.7%          22.0%             7.7%
---------------------------------------------------------------------- ------------- -------------- ----------------

Net revenues

Net revenues for fiscal year 2006 were $7,745,378 as compared to net revenues of $5,465,933 for fiscal year 2005, an increase of $2,279,445 or approximately 41.7%. Included in our net revenues for fiscal 2006 are $7,024,382 of revenues attributable to LiKang Disinfectant and $720,996 of revenues attributable to LiKang International. Revenues attributable to LiKang Disinfectant increased $1,558,449 for the fiscal year ended 2006 from the fiscal year 2005, which included an increase of $1,280,169 in related party sales and an increase of $278,280 in sales to third parties. As we incorporated LiKang International in the fiscal year 2006 we did not have comparable revenues during the fiscal year 2005.

We believe our increase in our net revenues from LiKang Disinfectant for the fiscal year 2006 was attributable to a recent surge in demand for disinfectant products. Recent health scares such as SARS and the avian flu have increased the public awareness of health standards in China. In response the Chinese government has implemented a series of initiatives to establish minimum health standards. As a result, public demand for disinfectant products has increased. In addition, during fiscal 2005 we raised our prices on some of our more popular products, including our Ai'ershi disinfectant tablets and our An'erdian skin disinfectant, in certain of our markets. Approximately 21% of the increase in revenues we reported for the fiscal 2006 from the comparable period in fiscal 2005 is attributable to an increase in the volume of products sold, which includes both new products introduced during fiscal 2006 as well as increased sales of other products, and approximately 79% of the increase in revenues is attributable to the increase in average selling prices. We cannot be assured that demand will continue to increase. Additionally we introduced new products such as Jifro 4% Chlorhexidine Gluconate, Dianerkang, 2% glutaraldehyde disinfectant, and the revised 84' disinfectant. Initially, these products have been received favorably by the public. There is no assurance that these products will continue to witness increased public demand.

Of our total net revenues for the fiscal year 2006, approximately 42% were attributable to sales to related parties and approximately 58% were attributable to sales to third parties, as compared to approximately 36% and approximately 64%, respectively, for fiscal year 2005. Included in our net revenues for fiscal year 2006 were revenues of $3,211,758 from sales of our products to Shanghai LiKang Pharmaceuticals Technology Company, Limited, a related entity; this represents an increase of $1,278,715, or approximately 66.2%, from the fiscal year 2005. Also included in our net revenues for the year ended 2006 were revenues of $21,668 from sales of our products to Shanghai LiKang Meirui Pharmaceuticals High-Tech Co., Ltd., a related party; this represents a decrease of $2,319 or approximately 9.7%, from Fiscal year 2005, as well as revenues of $3,773 and $13,462 from sales of raw materials to Shanghai LiKang Biological High-Tech Company, Ltd., a related party, for the fiscal year 2006 and 2005.

While we increased sales to non-related parties approximately 28.5% for the Fiscal year 2006 from the comparable period in fiscal 2005, sales to related parties increased $1,280,169, or approximately 65.4%, which accounts for our significant increase in revenues for the fiscal year 2006 from the fiscal year 2005. Shanghai LiKang Pharmaceuticals Technology Company, Limited sells our products using 72 independent sales representatives in other provinces of China. We attribute this increase in related party sales primarily to the effects of the overall demand for disinfectant products which has increased orders from Shanghai LiKang Pharmaceuticals Technology Company, Limited's customers for our products.

Cost of sales

Cost of sales includes raw materials and manufacturing costs, which includes labor, rent and an allocated portion of overhead expenses such as utilities directly related to product production. For the fiscal year 2006, cost of sales amounted to $4,609,557 or approximately 59.5% of net revenues as compared to cost of sales of $3,329,444 or approximately 60.9% of net revenues for the fiscal year 2005. For the fiscal year 2006, cost of sales for LiKang Disinfectant was $3,933,065, or approximately 56.0% of net revenues generated from LiKang Disinfectant, as compared to $3,329,444 or approximately 60.9% of net revenues for the fiscal year 2005. The decrease in cost of sales as a percentage of net revenues for the fiscal 2006 as compared to the fiscal 2005 is attributable to the effect of price changes implemented during the latter part of fiscal 2005.

Historically, LiKang Disinfectant's cost of sales is comprised of approximately 65% for raw material costs and approximately 35% for manufacturing costs. We purchase raw materials from six primary suppliers and we have purchase contracts with these suppliers in an effort to ensure a steady supply of raw materials. We also purchase raw materials and finished products from Shanghai LiKang Meirui Pharmaceutical High-Tech Co. Ltd., a related party. These purchases totaled $1,094 and $6,788 for the fiscal year 2006 and fiscal year 2005, respectively. We have not historically experienced a fluctuation in raw material prices and do not anticipate that the prices will vary much during fiscal 2007.

Included in LiKang Disinfectant's manufacturing costs are rent on our manufacturing facilities which included a building we leased from Shanghai LiKang Pharmaceuticals Technology Company, Limited, a related party, for approximately $11,500 annually, which we purchased during the later part of fiscal 2005. This served to reduce certain of our overhead expenses; however, during the latter part of fiscal 2005 we leased additional warehouse facilities under agreements which provide for annual rental of approximately $37,000 which are reflected in our overhead expenses for the fiscal year 2006. We experienced an increase in overhead costs such as utilities and rent during the fiscal year 2006 as compared to the fiscal year 2005.

During the fiscal year 2006 LiKang International's reported net revenues from August to September 30, 2006. Since October 1, 2006, LiKang International took the ownership and the risks of the products , therefore, the Company reported gross revenue and cost of goods sold accordingly. For the fiscal year ended December 31, 2006, LiKang International reported $676,492 in the cost of goods sold.

Gross profit

Gross profit for the year ending December 31, 2006 was $3,135,821 or approximately 40.5% of net revenues, as compared to $2,136,489 or approximately 39.1% of revenues for the year ending December 31, 2005. The gross profit reflects an overall increase in our sales prices as we expand into new markets. For example, our Ai'ershi disinfectant tablets are sold in Shanghai for approximately $.83 per bottle. However in newer markets such as DongBei Province, Ai'ershi disinfectant tablets are sold at approximately $1.64 per bottle. An'erdian skin disinfectant sold for approximately $.36 per bottle in BeiJing and Shanghai. We currently sell this product in western cities such as ChongQing and XiAn at approximately $.49 per bottle, an increase of 36%.

Operating expenses

Total operating expenses for the fiscal 2006 were $2,304,811, an increase of $1,103,998, or approximately 91.8%, from total operating expenses for the fiscal year 2005 of $1,200,813. This increase included the following:

For the fiscal year 2006, selling expenses were $573,315 as compared to $331,258 for the fiscal year 2005, an increase of $242,057, or approximately 73.1%. The increase is primary attributable to the following reasons:

         o Selling expenses incurred LiKang International which were $110,587 for the fiscal year 2006 as compared to $0 for the fiscal year 2005;

         o Consulting fees paid to third parties for the marketing of certain of our products in our LiKang Disinfectant operating segment. In 2006, we employed the resources of an external marketing professional for the sale of our line of 84 disinfectant liquid and disinfectant tablets. For the fiscal year 2006, we paid consulting fees for marketing of $45,863 compared to $36,015 for the fiscal year 2005 an increase of $9,848 or 27.3%. We anticipate that we will incur similar consulting expenses in future periods as we develop additional products and as we seek to introduce these products to market;

         o For the fiscal year 2006, advertising costs amounted to $21,323 compared to $6,461 for the fiscal 2005, an increase of $14,862 or 230%. This increase is attributable to increased marketing efforts in our LiKang Disinfectant operating segment;

         o For the fiscal year 2006, we incurred repairs and maintenance costs of $38,861 as compared to $20,016 for the fiscal year 2005, an increase of $18,845. Repairs and maintenance costs included machinery maintenance costs; and

         o For the fiscal year 2006, we incurred travel expenses of $76,509 for our LiKang Disinfectant operating segment as compared to traveling expenses of $30,036 for the fiscal year 2005, an increase of approximately $46,473. This increase is attributable to increased travel expenses related to the travel of our salespersons.

        o For the fiscal year 2006, we incurred costs of approximately of $55,000 in connection with sales training conferences as compared to $14,000 for the fiscal year 2005, an increase of approximately $41,000. This increase is attributable to increased marketing expenses. We expect selling expenses to increase as our revenues increase and we anticipate increased costs related to marketing, advertising, as well as sales training.

For the year ended December 31, 2006, general and administrative expenses were $1,731,496 as compared to $869,555 for the fiscal year 2005, an increase of $861,941, or approximately 98.9% and included the following:

        o General and administrative expenses incurred LiKang International which were $31,428 for the fiscal year 2006 as compared to $0 for the fiscal year 2005;

       o We incurred consulting fees of stock based compensation during the fiscal year 2006 of $398,945 as compared to $53,333 of consulting fees of stock based compensation for the fiscal year 2005, an increase of $345,612. We expect these costs to increase in 2007 due to our business development efforts in the United States;

        o For the fiscal year 2006, we incurred salaries, wages and related benefits of $426,465 as compared to $191,935 for the fiscal 2005, an increase of approximately $234,530. For the fiscal year 2006, labor related benefits amounted to $77,785 compared to $25,340 for the fiscal 2005, an increase of $52,445 or 207%. These labor related benefits include but are not limited to pension related expenses, unemployment funds, and other labor related benefit costs;

       o For the fiscal year 2006, we incurred rental expenses of $81,159 as compared to $65,455 for the fiscal year 2005, an increase of approximately $15,704. Of our reported total rent expense of $81,159, approximately $38,462 is paid to Shanghai Shanhai Group, a related party, under lease agreements for various properties;

       o For the fiscal year 2006, we incurred travel, meals and entertainment expenses of $130,640 as compared to $104,349 for the fiscal year 2005, an increase of approximately $26,291. We expect the same cost level in 2007 due to our business development efforts in the United States;

      o We recorded an increase in bad debt expense of approximately $198,015 due to an increase in the allowance for doubtful accounts based on our current analysis of accounts receivable.

      o We incurred additional operating expenses of approximately $9,043 from the comparable period in fiscal 2005 which were associated with an increase in our operations.

Income from Operations

We reported income from operations of $831,010 for the fiscal year 2006 as compared to income from operations of $935,676 for the fiscal year 2005, a decrease of $104,666 or approximately 11%. The decrease was primarily attributable to the increased operating expenses as we discussed above.

Other Income (Expense)

For the fiscal year 2006, total other expenses amounted to $142,647 as compared to $101,214 for the fiscal year 2005, an increase of $41,433. This increase is primarily attributable to:

         o An increase in registration rights penalty expenses of $32,000 incurred due to the fact that our registration statement was not declared effective by May 28, 2006. We accrued comparable expense of $44,000 for the fiscal year 2005. The registration statement was declared effective on November 8, 2006 at which time we ceased recording the registration rights penalty;

         o An increase in interest income of $4,114;

         o An increase in other expense of $14,203 which represents miscellaneous expenses;

          o We recorded interest expense of $41,589 for the fiscal year 2006 as compared to $42,720 for the fiscal year 2005, a decrease of $1,131 and

         o We also recorded interest expense - related party of $26,132 as compared to interest expense of $25,657 for the fiscal year 2005,an increase of $475. This interest expense - related party reflects interest due to Shanghai Shanhai Group, LiKang Disinfectant's minority shareholder, on a demand loan in the principal amount of $165,471 made to LiKang Disinfectant for working capital, together with $9,398 of fixed return due it on its initial investment in LiKang Disinfectant.

INCOME BEFORE DISCONTINUED OPERATIONS, INCOME TAXES AND MINORITY INTEREST

For the fiscal year 2006, our income before discontinued operations, income taxes and minority interest is $688,363 as compared to $834,462 for the fiscal year 2005, a decrease of $146,099 primarily as a result of decreased income from operations.

Discontinued Operations

         In January 2006, we sold 100% of the capital stock of our Aerisys subsidiary to its former CEO in exchange for an assumption of all liabilities related to it. The gain from discontinued operations of $12,794 for the year ended December 31, 2006 represents the gain on disposal of this subsidiary. For the year ending December 31, 2005, we had a loss from discontinued operations of $20,817.

Minority interest

          For the year ending December 31, 2006, we reported a minority interest expense of $133,037 as compared to $92,399 for the year ended December 31, 2005. The minority interest is attributable to Likang Disinfectant's minority shareholder, and had the effect of reducing our net income.

Net income

         We reported net income of $568,120 for the year ending December 31, 2006 as compared to net income of $544,129 for the year ending December 31, 2005.

Preferred stock dividends

              During the fiscal year 2006, we recorded a preferred stock dividend of $96,240 which relates accrued but undeclared and unpaid dividends on our Series B 6% Cumulative Convertible Preferred Stock and the reversal of accrued and unpaid dividends on our Series A Preferred Stock which was converted to common stock in June 2006. In November 2006 the holders of the outstanding shares of Series B 6% Cumulative Convertible Preferred Stock converted those shares, together with accrued but unpaid dividends, into shares of our common stock. For fiscal 2005 we recorded a preferred stock dividend of $11,240 which represents accrued but undeclared and unpaid dividends on our Series A Convertible Preferred Stock and our Series B 6% Cumulative Preferred Stock.

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



Net income (loss) attributable to common shareholders

             We reported net income attributable to common shareholders of $471,880 for the Fiscal year 2006 as compared to net loss attributable to common shareholders of $(1,267,387) for the fiscal year 2005. This translates to overall per-share income available to shareholders of $.01 for the fiscal year 2006 compared to per-share loss of $(.03) for the fiscal year 2005.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between December 31, 2006 and December 31, 2005:


                                           December 31,    December 31,           $ of               % of
                                               2006            2005              Change             Change
                                          --------------- ---------------- -------------------- ----------------
                         Working capital     $ 3,564,485     $  2,412,757       $    1,151,728            47.7%
                                    Cash       1,713,723        1,460,078              253,645            17.4%
                Accounts receivable, net       1,682,878        1,347,163              335,715            24.9%
             Accounts receivable-related       1,406,425          872,370              534,055            61.2%
                        Other receivable         414,000                0              414,000           100.0%
                             Inventories         536,483          968,224            (431,741)           -44.6%
                        Prepaid expenses         367,641           81,750              285,891           349.7%
                         Loan receivable          48,609          100,000             (51,391)           -51.4%
                    Total current assets       6,169,759        4,839,541            1,330,218            27.5%
             Property and equipment, net         774,733          686,234               88,499            12.9%
                            Other assets               0              734                (734)          -100.0%
                           Loans payable         652,382          628,869               23,513             3.7%
                  Loans Payable -related         165,471          161,533                3,938             2.4%
   Accounts payable and accrued expenses       1,328,720        1,411,944             (83,224)            -5.9%
                    Due to related party         204,267                0              204,267           100.0%
                      Income tax payable               0           75,489             (75,489)          -100.0%
                 Advances from customers         254,434          126,199              128,235           101.6%
               total current liabilities       2,605,274        2,426,784              178,490             7.4%
                       Total liabilities       2,605,274        2,426,784              178,490             7.4%



At December 31, 2006, we had a cash balance of $1,713,723. As of December 31, 2006, our cash position by geographic area is as follows:

         United States                                         $    1,091
         China                                                  1,712,632
                                                               ----------
         Total                                                 $1,713,723
                                                               ==========

Our working capital position increased $1,151,728 to $3,564,485 at December 31, 2006 from $2,412,757 at December 31, 2005. This increase in working capital is primarily attributable to an increase of approximately $414,000 in other receivable, an increase of approximately $621,992 in accounts receivable due us from related parties as discussed below, an increase of approximately $247,778 in accounts receivable due from third parties which was offset by decreases in inventories (approximately $431,741). The increase in accounts receivable due from both related parties and third parties and corresponding decreases in inventories reflects the effects of increased sales during the year ended December 31, 2006 and the corresponding receivables generated by those sales.

The increase in our current assets of $1,330,218 at December 31, 2006 as compared to December 31, 2005 was offset by an increase in our current liabilities of $178,490 at December 31, 2006 as compared to December 31, 2005. The increase in our current liabilities is primarily attributable to advances from customers as discussed later in this section which were offset by a decrease in accounts payable.

At December 31, 2006, our inventories of raw materials, work in process and finished goods, before a reserve for obsolete inventory totaled $536,483, a decrease of $431,741, or approximately 44.6%, from December 31, 2005. At December 31, 2006 we have reserved $127,160 for possible obsolescence of inventories which represents a minimal increase from inventory reserves of $122,577 at December 31, 2005. Our management determined the reserve was appropriate based upon its internal analysis of our sales and anticipated customer demand. We expect to maintain our inventory at these December 31, 2006 levels in future periods.

At December 31, 2006, allowance for doubtful accounts of accounts receivable from third parties was $144,639 as compared to $13,343 at December 31, 2005 and reflects our best estimate of probable losses. As is customary in the PRC, we extend relatively long payment terms to our customers. Our terms of sale generally require payment within four to six months, which is considerably longer than customary terms offered in the United States, however, we believe that our terms of sale are customary amongst our competitors for a company our size within our industry. For fiscal 2005, the average turn on accounts receivable from non-related third parties was 127 days and the average turn on accounts receivable from related parties as 106 days. For the year ended December 31, 2006, the average turn on accounts receivable from non-related third parties was 30 days and the average turn on accounts receivable from related parties was 33 days. The average accounts receivable increased from related third parties from $566,702 for the year ended December 31, 2005 to $1,139,398 for the year ended December 31, 2006. This increase caused our account receivable turnover from related parties to decrease from 3.45 to 2.74. Furthermore this caused the average turn on accounts receivable from related third parties to decrease from 106 days for the year ended 2005 to 33 days for the year ended 2006. For the year 2006, We reserved an allowance for doubtful accounts related to accounts receivable due from related parties of 87,937. Of the $1,406,425 accounts receivable due from related parties at December 31, 2006, $1,390,822, or approximately 98.9%, is due from Shanghai Likang Pharmaceuticals Technology Company, Limited which buys products from us for resale to non-related third party customers which are primarily hospitals, clinics and schools with which Shanghai Likang Pharmaceuticals Technology Company, Limited has maintained long standing business relationships and have demonstrated an excellent payment history. In addition, our officers and directors as the owners of Shanghai Likang Pharmaceuticals Technology Company, Limited and have orally guaranteed payment on all accounts receivable due our company from this related party.

We also occasionally offer established customers, including related parties, longer payment terms on new products as an incentive to purchase these products, which has served to further increase the average days outstanding for accounts receivable. As the market for these new products is established, we will discontinue offering this sales incentive.

At December 31, 2006 we have net accounts receivable due from a related party in the amount of $1,406,425 which included:

         o $1,390,822 in net accounts receivable due from Shanghai LiKang Pharmaceuticals Technology Company, Limited for the purchase of products from us; and

         o $15,603 accounts receivable due from Shanghai LiKang Meirui Pharmaceutical High-Tech Co. Ltd. for the purchase of products from us.

As described earlier in this section, we sell products to three related parties. Our terms of sale and settlement on sales to Shanghai LiKang Meirui Pharmaceutical High-Tech Co. Ltd. are the same as we offer third party customers. Shanghai LiKang Pharmaceuticals Technology Company, Limited purchases products from us on an as needed basis in order to fill customer orders they have received and do not maintain an inventory of our products. They tender payment to us upon receipt of payment from their customer. The accounts receivable from Shanghai LiKang Pharmaceuticals Technology Company, Limited are historically paid within approximately four to six months, which is the same receivable turn as we experience with our third party customers. Sales of product to Shanghai LiKang Biological High-Tech Company, Ltd. are made on a limited basis and consist of certain raw materials used in their manufacturing process. At December 31, 2006 Shanghai LiKang Biological High-Tech Company, Ltd. had no balance owing.

Generally, a customer will prepay for an order prior to shipment. At December 31, 2006, our balance sheet reflected advances from customers of $254,434, an increase of $128,235, or approximately 101.6%, from December 31, 2005. At December 31, 2006 we recorded advances from customers related to LiKang Disinfectant of $113,223 and advances from customers related to LiKang International of $141,211. The advances from customers at December 31, 2005 of $126,199 were solely for LiKang Disinfectant. Advances from customers consist of prepayments from third party customers to us for merchandise that had not yet shipped. We will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

Our balance sheet at December 31, 2006 also reflects a loan payable to a related party of $165,471 which is a working capital loan made to us by Shanghai Shanhai Group in January 2005. This loan bears interest at 10% per annum and is due on demand. At December 31, 2006 our balance sheet also reflects $204,267 due to a related party. This amount includes $156,697 which was advanced to us during the fiscal year 2006 by Messrs. Bian and Guan, our officers and directors, and represents the registered capital for LiKang International. Under the applicable rules of the PRC the registered capital for this new subsidiary was required to be funded by individuals. Also included in the amount due to related parties at December 31, 2006 is $47,570 which is due to Shanghai LiKang Biological High Tech Company which represents accounts payable.

Our balance sheet at December 31, 2006 reflects prepaid expenses and other current assets of $367,641, an increase of $285,891, or approximately 349.7%, from December 31, 2005. At December 31, 2006 we recorded prepaid expenses and other current assets related to LiKang Disinfectant of $105,260 and advances from customers related to LiKang International of $262,381. The prepaid expenses and other assets at December 31, 2005 of $81,750 were solely for LiKang Disinfectant. Prepaid expenses and other current assets consist of prepayments to third party customers from us for merchandise that had not yet shipped. We will recognize the payments as expenses as the Company takes delivery of the goods.

As described elsewhere herein, during the year fiscal year 2006, we established a new subsidiary, LiKang International, which primarily operates as an import and export company. As for the trading business, LiKang International sources goods from a variety of manufacturers in the PRC. Initially, prior to establishing a credit history, LiKang International will collect a 100% deposit on all purchase orders at the time of purchase. The deposit will include a fee LiKang International collects as an export/import service fee. The deposit is forwarded to the supplier to initiate the order. As the relationship develops and LiKang International is able to evaluate the creditworthiness of the customer, LiKang International may elect to reduce the level of the deposit due from the customer. Eventually, Likang International may waive the deposit altogether depending on the credit worthiness of the customer. At December 31, 2006, our balance sheet includes $262,381 in prepaid orders from LiKang International's customers.

Likang International, as an exporter of goods, receives incentives from the central government, to encourage the export of goods from China. The central government will pay a cash incentive of up to 17% of the gross amount of goods exported to the exporter. As a result of this government incentive, from time to time LiKang International may export goods at its cost or at a loss up to the amount of the government incentive. At December 31, 2006, our balance sheet includes other receivables of $414,000 which represents funds due from the central government of China for export incentives.

Furthermore, LiKang International will receive payment from the customer in the form of advances from customers and LiKang International may pay out to suppliers in the form of Prepaid Expense in excess of the advances from customers. The company will do this with the understanding that the government will provide incentives in the amount of up to 17% of the amount of advances from customers to encourage the export of goods.

Net cash provided by operating activities for the year ended December 31, 2006 was $135,560 as compared to net cash used in operating activities of $512,873 for the year ended December 31, 2005. For the year ended December 31, 2006, we used cash provided by operations to fund a net increase in accounts receivable of $983,378, including an increase of $621,992 in accounts receivables from related parties, and an increase in prepaid and other current assets $285,891. These increases were offset by our net income, a decrease in inventory and an increase in advances from customers, together with an add back of non-cash items of $854,985. For the year ended December 31, 2005, we used cash to fund a net increase in accounts receivable of $1,163,612, including an increase in accounts receivable - related parties of $944,741 in accounts receivables from related parties Additionally, we funded an increase in inventories of $26,913, repayments in amounts due to a related party of $258,242 and an increase in advances from customers of $135,506 which was offset by our net income of $544,129, the add back of non-cash items of $176,007 and an increase in accounts payable and accrued expenses of $259,200.

Net cash used in investing activities for the fiscal year 2006 was $97,948 as compared to $245,593 for the fiscal year 2005, a decrease of $147,645. This change is attributable to the purchase of additional manufacturing equipment during the fiscal year 2006 of $149,339 as compared to an expenditure of $148,053 on the purchase of manufacturing equipment during the fiscal year 2005. Additionally, the cash received in acquisition for the fiscal year 2006 was $0 as compared to $2,460 for the fiscal year 2005.

Net cash provided by financing activities was $204,267 for the fiscal year ended December 31, 2006 as compared to net cash provided by financing activities of $1,738,040 for the fiscal year 2005, a decrease of $1,533,773. During the fiscal year 2006, we received advanced funds from a related party of $204,267. We repaid loans payable of $63,157 to a Commercial Bank and received proceeds from loan payable of $63,157 from Da Chang Credit Union. For fiscal 2005, we received net proceeds from preferred stock offerings of approximately $1,672,000 and proceeds from loans payable of approximately $488,000 which was offset by a loan repayment of $422,705.

After giving effect to the effect of the exchange rate on our cash which provided a benefit of $11,766 for the fiscal year 2006, we reported a net increase in cash for the year ended December 31, 2006 of $253,645 as compared to a net increase in cash of $992,219 for the fiscal year ended 2005.

We currently have no material commitments for capital expenditures. As of December 31, 2006, we had approximately $652,000 in short term loans maturing during fiscal 2007. We plan on renewing these loans when they become due at term comparable to current terms. Other than our working capital and loans, we presently have no other alternative source of working capital available to us. We want to build an additional manufacturing line and upgrade our manufacturing facilities and technologies, in order to expand our disinfection products. Based upon our preliminary estimates this will require capital and other expenditures of approximately $1 million. Although at December 31, 2006 we had cash on hand of approximately $1,713,000, these funds are not sufficient to fund the additional line and upgrade our manufacturing facilities and technologies as well as providing working capital necessary for our ongoing operations and obligations. We will need to raise additional working capital to complete this project. We may seek to raise additional capital through the sale of equity securities. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to our company. At this time, we have no commitments to obtain additional capital.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

       A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included in this annual report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the company's operating results and financial condition.

       We record property and equipment at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are from five to 40 years. Expenditures for major renewals and improvements which extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. We review the carrying value of long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No.48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No.109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that entities recognize the impact of a tax position in their financial statements, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company believes that the adoption of FIN 48 will not have a material effect on the Company's financial statements.

In September 2006, the Staff of the SEC issued SAB No. 108: "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This Statement is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a significant impact on the company's consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156: "Accounting For Servicing of Certain Financial Instruments- an amendment of SFAS No. 140". This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for it's separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of SFAS No. 156 is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The adoption of SFAS No 156 is not expected have a significant impact on the company's consolidated financial statements.

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

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements are contained in pages F-1 through F-28, which appear at the end of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 8A. CONTROLS AND PROCEDURES


         As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2006, the end of the period covered by this annual report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer who also serves as our principal financial and accounting officer, to allow timely decisions regarding required disclosure.

         Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         Based on this evaluation, our Chief Executive Officer has concluded that (i) our controls and procedures are not effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, and
(ii) our controls and procedures are not effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.


         During fiscal 2006 we restated various of our financial statements as follows:

         o On May 8, 2006 our Board of Directors determined that our financial statements for the fiscal year ended December 31, 2005 should no longer be relied upon. The Board of Directors has concluded that $333,675 reflected on our balance sheet at December 31, 2005 was improperly recorded as Deposit - Related party when it should have been included in accounts receivable - related parties. This error was related to the accounting for a transaction recorded in the fourth quarter of fiscal 2005 in which Likang Disinfectant purchased a building from a related party, Shanghai Likang Pharmaceuticals Technology Company, Limited, and

         o On November 2, 2006 our Board of Directors determined that our restated financial statements for the fiscal year ended December 31, 2005, and our financial statements for the periods ended March 31, 2006 and June 30, 2006 should no longer be relied upon. With respect to our restated financial statements for the fiscal year ended December 31, 2005 and our financial statements for the period ended March 31, 2006 our Board of Directors has concluded that we had not (i) properly accrued undeclared and unpaid cumulative dividends on our Series A Convertible Preferred Stock and Series B 6% Cumulative Convertible Preferred Stock, (ii) properly accounted for an annual fixed return of $9,375 paid to a minority shareholder of the company's operating subsidiary, and (iii) properly accounted for reduction in the amount of $422,705 in the current portion of loans payable at December 31, 2005. With respect to our financial statements for the period ended June 30, 2006 our Board of Directors concluded that we had not (i) properly accrued undeclared and unpaid cumulative dividends on our Series A Convertible Preferred Stock and Series B 6% Cumulative Convertible Preferred Stock, (ii) properly accounted for an annual fixed return of $9,375 paid to a minority shareholder of the company's operating subsidiary, and (iii) properly recorded the minority interest attributable to our subsidiary Likang's minority shareholder.


         All of our employees and accounting staff are located in the PRC and we do not presently have a chief financial officer, comptroller or similarly titled senior financial officer who is bilingual and experienced in the application of U.S. GAAP. Subsequent to these restatements, we have taken the steps to eliminate the material weakness related to financial disclosure controls including the hiring of additional accounting consulting staff to review and oversee our application of generally accepted accounting principles in the United States to bring additional financial expertise to our organization and to facilitate the flow of information to our independent accountants. Since these restatements, this accounting consulting staff has assisted us in implementing additional practices to ensure that we (i) properly accrue undeclared and unpaid dividends, (ii) properly record related party transactions, and (iii) properly account for changes in loans payable. However, until we expand our full time staff to include a bilingual senior financial officer who has the requisite experience necessary, as well as supplement the accounting knowledge of our staff, notwithstanding the guidance provided to us by the accounting consulting staff we could continue to have material weaknesses in our disclosure controls that may lead to restatements of our financial statements in future periods.

         Other than the changes discussed above, there have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 8B. OTHER INFORMATION

         None.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

           NAME             AGE              POSITIONS
    ----------------------- --------- -----------------------------------------
    Xue Lian Bian           41        Chief Executive Officer, President
                                      and Chairman of the Board
    ----------------------- --------- -----------------------------------------
    Wei Guan                43        Vice President, Secretary and director
    ----------------------- --------- -----------------------------------------

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

            There are no family relationship between any of the executive officers and directors. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Key Employees

         Guoqiang Fan. Mr. Fan, 43, has been our Vice-General Manager in charge of marketing since May 2005 and has held the same position at Likang since 1997. From 1987 to 1997, Mr. Fan was employed at the Population College of Jiangsu Province as a teacher. Prior to his work as a teacher, Mr. Fan worked at Second Military Medical University's Shanghai Hospital as a pharmacist. Mr. Fan graduated from the Second Military Medical University School of Pharmacy with a degree in medicine.

         Gendi Li . Ms. Li, 55, has served as Likang's Controller since 2003. From 1996 to 2003, Ms. Li was employed as an Executive Accountant and Financial Manager for QiaoFu Construction Holding Company (Shanghai). From 1993 to 1996, Ms. Li was employed as an Executive Accountant and Head of the Finance Department at Shanghai Yuxin Machinery Co., Ltd. From 1968 to 1993, Ms. Li was employed in various financial positions, including Executive Accountant, and Head of the Finance Department at First Plastic Machinery Factory. Ms. Li graduated from the Shanghai Finance and Economics Institute.

          Wensheng Sun. Mr. Sun, 39, has been Likang's Vice-General Manager for Production since 1995 and has held the same position at Likang since 1995 following completion of his Masters degree in Medicine at the Second
Military Medical University School of Pharmacy.


Compliance With Section 16(a) of the Exchange Act

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended December 31, 2006 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2006, as well as any written representation from a reporting person that no Form 5 is required, we are aware that the above Board members failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended December 31, 2006, except as set forth below:

Code of Business Conduct and Ethics

         In December 2005, we adopted a Code of Business Conduct and Ethics applicable to our Chief Executive Officer, principal financial and accounting officers and persons performing similar functions. A Code of Business Conduct and Ethics is a written standard designed to deter wrongdoing and to promote:

        o        honest and ethical conduct,
        o full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, compliance with applicable laws, rules and regulations,
        o        the prompt reporting violation of the code, and
        o        accountability for adherence to the Code.

         A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as an exhibit to this annual report. We will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to, No. 476 Hutai Branch Road, Baoshan District, Shanghai China 200436, Attention: Corporate Secretary.

Committees Of The Board Of Directors

         Our Board of Directors has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Because we do not have any independent directors, our Board of Directors believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

         We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given that all of our operations are located in the PRC and our lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

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


         Our Board of Directors is comprised of individuals who were integral to our formation and who are involved in our day to day operations. While we would prefer that one or more of our directors be an audit committee financial expert, none of these individuals who have been key to our development have professional backgrounds in finance or accounting. When we are able to expand our Board of Directors to include one or more independent directors, we intend to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee or other committees of our Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

                           Summary Compensation Table

         The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2006.


                                                   SUMMARY COMPENSATION TABLE



                                                                              Non-Equity  Non-qualified
                                                                              Incentive    Deferred         All
                                                          Stock      Option      Plan     Compensation     Other
                          Year      Salary      Bonus     Awards     Awards  Compensation   Earnings     Compensation    Total
Name and principal                   ($)        ($)       ($)        ($)            ($)       ($)           ($)           ($)
position (a)              (b)        (c)        (d)       (e)        (f)            (g)       (h)           (i)           (j)
------------------------- ------ ---------- --------- ---------- ------------ ----------- ----------- ------------- -------------
Xue Lian Bian (1)         2006      10,250         0          0            0           0           0             0        10,250
------------------------- ------ ---------- --------- ---------- ------------ ----------- ----------- ------------- -------------
                          2005      10,250         0          0            0           0           0             0        10,250
------------------------- ------ ---------- --------- ---------- ------------ ----------- ----------- ------------- -------------


1 Mr. Bian has served as our Chief Executive Officer, President and director since May 2, 2005.


Employment Agreements

         We are not a party to any employment agreements


                  Outstanding Equity Awards at Fiscal Year-End

        The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2006:

                                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END



                                   OPTION AWARDS                                                     STOCK AWARDS

------------------------------------------------------------------------------------ -------------------------------------------
                                                                                                                      Equity
                                                                                                          Equity      Incentive
                                                                                                          Incentive   Plan
                                                                                                Market    Plan        Awards:
                                                                                                Value     Awards:     Market or
                                                Equity                                Number    of        Number of   Payout
                                                Incentive                             of        Shares    Unearned    Value of
                                                Plan Awards:                          Shares    or        Shares,     Unearned
                                                Number of                             or        Units     Units or    Shares,
                Number of      Number of        Securities                            Units     of        Other       Units or
                Securities     Securities       Underlying                            of        Stock     Rights      Other
                Underlying     Underlying       Unexercised                           Stock     That      that Have   Rights
                Unexercised    Unexercised      Unearned       Option                 That      Have      Not         That Have
                Options        Options          Options        Exercise   Option      Have      Not       Vested (#)  Not Vested
Name            (#)            (#)              (#)            Price      Expiration  Not       Vested    (i)         (#)
                Exercisable    Unexercisable    (d)            ($)        Date        Vested    ($)                   (j)
(a)             (b)            (c)                             (e)        (f)         (#)       (h)
--------------- -------------- ---------------- -------------- ---------- ----------- --------- --------- ----------- ------------
Xue Lian Bian         0               0               0            0          0          0         0          0            0
--------------- -------------- ---------------- -------------- ---------- ----------- --------- --------- ----------- ------------
OTHERS                 NA            NA                  NA          NA       NA         NA        NA         NA          NA



Stock Option Plans

Year 2000 Equity Compensation Plan

         On October 10, 2000, our Board of Directors adopted our Year 2000 Equity Compensation Plan under which a total of 540,000 shares of common stock are made available for the granting of awards, a portion or all of which may qualify as incentive stock options, non-incentive stock options and restricted stock grants. The purpose of the plan, which was approved by our shareholders on November 10, 2000, is to encourage stock ownership by our officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. If any option or restricted stock grant expires or terminates before it has been exercised in full, the shares of common stock allocable to the unexercised portion of such option or restricted stock grant may again be subject to an option or restricted stock grant under the 2000 Equity Compensation Plan. The number of shares available and subject to options, option prices and, to the extent applicable, the number of shares subject to any restricted stock grant will be adjusted upward or downward, as the case may be, in the event of any subdivision or consolidation of shares or other capital readjustment, stock dividend, merger, consolidation or similar transaction affecting the shares. At December 31, 2006 we did not have any options to purchase shares of our common stock outstanding under the plan. The 2000 Equity Compensation Plan is administered by our Board of Directors who have the sole authority to determine which eligible employees of our company receive options and restricted stock grants under the plan, the times when options and restricted stock grants are granted, the number of shares covered by the option and restricted stock grant, the provisions of any agreement and when options may be exercised or when restricted stock grants become vested. In addition, the Board has the power and authority to construe and interpret the Plan.

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

Non-Qualified Stock Option Plan

         On December 21, 2000 our Board of Directors adopted our Non-Qualified Stock Option Plan under which a total of 200,000 shares of common stock are made available for granting of non-qualified stock options to officers, directors, employees and key advisors or consultants. The purpose of the plan is to encourage the participants to contribute materially to our growth. If any option expires or terminates before it has been exercised in full, the shares of common stock allocable to the unexercised portion of such option may again be subject to an option under the Non Qualified Stock Option Plan. The number of shares available and subject to options and option prices will be adjusted upward or downward, as the case may be, in the event of any subdivision or consolidation of shares or other capital readjustment, stock dividend, merger, consolidation or similar transaction affecting the shares. At December 31, 2006 we did not have any options to purchase shares of our common stock outstanding under the plan.

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

2005 Equity Compensation Plan

         On June 28, 2005, our Board of Directors adopted our 2005 Equity Compensation Plan under which 5,000,000 shares of our common stock have been reserved for issuance upon the exercise of options or stock grants under the plan. Our officers, directors, key employees and consultants are eligible to receive stock grants and non-qualified options under the Plan. Only our employees are eligible to receive incentive options. The purpose of the 2005 Equity Compensation Plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes. As of December 31, 2006 we had no outstanding options or stock grants under the plan and there were 3,000,000 shares available for issuance under the 2005 Equity Compensation Plan.

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

         The term of each plan option and the manner in which it may be exercised is determined by the Board of Directors or the committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. The plan provides that, with respect to incentive stock options, the aggregate fair market value (determined as of the time the option is granted) of the shares of common stock, with respect to which incentive stock options are first exercisable by any option holder during any calendar year shall not exceed $1,000,000. Unless the plan is approved by our shareholders within one year of the effective date, no incentive stock options may be granted and all incentive stock options that may have been previously granted shall automatically be converted into non-qualified stock options. As of the date of this prospectus we have not submitted the 2005 Equity Compensation Plan to our shareholders for approval.

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


                            Compensation of Directors


            Our Board of Directors is presently comprised of our executive officers who do not receive compensation for their services as directors. At such time as we expand our Board of Directors to include independent members we will establish a policy for the compensation of those members.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


         At April 2, 2007 we had 73,081,675 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of April 2, 2007 by:

         o each person known by us to be the beneficial owner of more than 5% of our common stock;
         o      each of our directors;
         o      each of our executive officers; and
         o our executive officers, directors and director nominees as a group.

         Unless otherwise indicated, the business address of each person listed is in care of No. 476 Hutai Branch Road, Baoshan District Shanghai, China 200436. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

                                                           Amount and Nature of     Percentage of
Name of Beneficial Owner                                   Beneficial Ownership         Class
-------------------------------------------------------- ------------------------- ----------------
Xue Lian Bian                                                  [17,580,919]           [25.2]%
------------------------------------------------------- ------------------------- ----------------
Wei Guan                                                       [13,802,551]           [19.8]%
------------------------------------------------------- ------------------------- ----------------
All officers and directors as a group (two persons)            [31,383,470]           [44.9]%
------------------------------------------------------- ------------------------- ----------------

OTHER 5% OR GREATERS                                               NA                  NA
------------------------------------------------------- ------------------------- ----------------




ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE


         Likang Disinfectant is engaged in business activities with four related parties:

Shanghai Likang Pharmaceuticals Technology Company, Limited

         Messrs. Xue Lian Bian and Wei Guan, our officer, directors and principal shareholders, are the shareholders of Shanghai Likang Pharmaceuticals Technology Company, Limited, owning 90% and 10%, respectively. Shanghai Likang Pharmaceuticals Technology Company, Limited distributes our products to the commercial medical industry. For the fiscal year ended December 31, 2006 we recorded net revenues of $3,211,758 from sales to that related party. At December 31, 2006 Shanghai Likang Pharmaceuticals Technology Company, Limited owed us $1,406,425 as a related party receivable for products purchased from us.

         In December 2005 we loaned Shanghai Likang Pharmaceuticals Technology Company, Limited $100,000 for working capital purposes. The loan bears interest at the rate of 3% per annum. The principal and interest were paid in April 2006.

Shanghai Likang Meirui Pharmaceutical High-Tech Co., Limited.

         Shanghai Likang Meirui Pharmaceutical High-Tech Co., Ltd. is a supplier of both raw materials and finished products to Likang Disinfectant and it purchases products from us which it resells to the retail/consumer market in the PRC. Shanghai Shanhai Group is the majority owner of Shanghai Likang Meirui Pharmaceutical High-Tech Co., Ltd., owning a 68% interest.

         Specifically Shanghai Likang Meirui Pharmaceutical High-Tech Co., Ltd. provides Likang Disinfectant with Ozone producing device equipment and Ultraviolet radiation lamp lights. In addition, under the terms of a two year agreement entered into in January 2005 Shanghai Likang Meirui Pharmaceuticals High-Tech Co., Ltd. produces the Lvshaxing Air Disinfectant Machine and Likang Surgery hand-washing table for Likang. For the fiscal year ended December 31, 2006 we purchased products from this affiliate totaling $ 1,094. At December 31, 2006 we owed Shanghai Likang Meirui Pharmaceutical High-Tech Co., Ltd. $ 0 for purchases of products.

         In January 2005 Likang Disinfectant signed a two year agreement with Shanghai Likang Meirui Pharmaceutical High-Tech Co., Ltd. to market its products to the retail/consumer market using Shanghai Likang Meirui Pharmaceutical High-Tech Co. Ltd.'s proprietary sales network which caters to the retail/consumer market in China. For the fiscal year ended December 31, 2006 we recorded net revenues on sales to this affiliate of $ 21,668. At December 31, 2006, Shanghai Likang Meirui Pharmaceuticals High-Tech Company owed us $15,603.

Shanghai Shanhai Group.

         Shanghai Shanhai Group, which is the minority shareholder of our Likang Disinfectant subsidiary, is owned by Shanghai Shanhai Group Employee Share-holding Committee (16.25%) and Shanghai Baoshan District Dachang Town South Village Economic Cooperation Club (83.75%). These two entities are owned by the employees of Shanghai Shanhai Group. We lease our principal executive offices and warehouse space from Shanghai Shanhai Group. For fiscal year ended December 31, 2006 we paid rent expense to Shanghai Shanhai Group of $38,462.

            In January 2005, Likang Disinfectant borrowed $161,533 from Shanghai Shanhai Group for working capital purposes. The loan bears interest at 10% per annum and is payable on demand. For the year ended December 31, 2006, interest expense related to this note amounted to $16,734.

         In January 2005, Likang Disinfectant also entered into a five year agreement with Shanghai Shanhai Group whereby it agreed to pay Shanghai Shanhai Group a fixed amount of $9,375 annually a return on its original investment in Likang of RMB 500,000 (approximately $62,500 U.S.). We have recorded interest expense of $ 9,398 for the fiscal year ended December 31, 2006 for this obligation.


Shanghai Likang Biological Hi-Tech Company, Ltd.

         Shanghai Likang Biological High-Tech Company, Ltd is owned by Messrs. Xue Lian Bian, an executive officer and director of our company, and Shanghai Likang Pharmaceuticals Technology Company, Limited, another affiliate which is owned by Messrs. Bian and Wei Guan, who is also an executive officer and director of our company. Shanghai Likang Biological High-Tech Company, Ltd. manufactures and sells biological products, cosmetic products and develops technology for third parties. The transactions with Shanghai Likang Biological High-Tech Company, Ltd. included:

         o From time to time we sell Shanghai Likang Biological High-Tech Company, Ltd. certain raw materials. For the fiscal year ended December 31, 2006 we recorded sales of $3,773 on sales of raw materials to Shanghai Likang Biological High-Tech Company, Ltd. At December 31, 2006 Shanghai Likang Biological High-Tech Company, Ltd. owed us $0,

         o  In May 2006,  we advanced  Shanghai  Likang  Biological
High-Tech Company, Ltd. $124,899 for working capital purposes. The advance was non-interest bearing and was repaid in July 2006, and

         o From time to time, since June 2005 we have utilized the services of Shanghai Likang Biological High-Tech Company, Ltd. as a contract manufacturer for small portions of certain of our products. For the fiscal year ended December 31, 2006 we have paid $78,946 to Shanghai Likang Biological High-Tech Company, Ltd. for the processing of certain products on our behalf.

Other related party transactions

         In May 2005 in connection with our acquisition of Linkwell Tech, we issued an aggregate of 1,855,000 shares of common stock for services related to share exchange agreement. China Direct Investments, Inc. received 955,000 shares of our common stock as compensation for their services in negotiating the terms of the share exchange and it assigned CIIC Investment Banking Services (Shanghai) Company, Limited the remaining 900,000 shares of our common stock as a finder's fee for the identification of Linkwell Tech. China Direct Investments, Inc. and CIIC Investment Banking Services (Shanghai) Company, Limited are affiliates. These shares were valued at $240,000 based upon the fair market value of our common stock which was approximately $0.13 per share.

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

         There were no other related party transactions.

Director Independence

            None of the members of our Board of Directors are "independent" within the meaning of Marketplace Rule 4200 of the National Association of Securities Dealers, Inc.

ITEM 13. EXHIBITS

         The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:


EXHIBIT NO.         DESCRIPTION

 2.1  Stock Purchase Agreement between HBOA.Com, Inc., Philip J. Davis and John
      C. Lee dated November 17, 1999 (1)
 2.2 Amendment No. 1 to the Stock Purchase Agreement between HBOA.Com, Inc., Phillip J. Davis and John C. Lee dated December 28, 1999 (1)
 2.3 Stock Exchange Agreement dated May 2, 2005 by and among Kirshner Entertainment & Technologies, Inc., Gary Verdier, Linkwell Tech Group, Inc. and the shareholders of Linkwell (2)
 3.1  Articles of Incorporation (3)
 3.2  Articles of Amendment to Articles of Incorporation (4)
 3.3  Articles of Amendment to Articles of Incorporation (5)
 3.4  Articles of Amendment to Articles of Incorporation (6)
 3.5  Articles of Amendment to the Articles of Incorporation (11)
 3.6  Bylaws (3)
 3.7  Articles of Amendment to the Articles of Incorporation (12)
 4.1  Form of common stock purchase warrant (7)
 4.2  Form of Class A and Class B Common Stock Purchase Warrants (11)
10.1  HBOA Holdings, Inc. - Year 2000 Equity Compensation Plan (8)
10.2  HBOA Holdings, Inc. - Non Qualified Stock Option Plan (9)
10.3  Kirshner Entertainment & Technologies, Inc. 2005 Equity Compensation
      Plan (10)
10.4 Consulting and Management Agreement dated August 24, 2005 between Linkwell Corporation and China Direct Investments, Inc. (20)
10.5  Form of Subscription Agreement for $1,500,000 unit offering (11)
10.6 Form of agreement between Shanghai Likang Disinfectant High-Tech Company, Limited and its customers (12)
10.7 Form of agreement between Shanghai Likang Disinfectant High-Tech Company, Limited and its suppliers (12)
10.8 Sales Agreement dated as of January 1, 2005 between Shanghai Likang Disinfectant High-Tech Co., Ltd. and Shanghai Likang Meirui Pharmaceutical High-Tech Co., Ltd. (20)
10.9 Lease Agreement effective January 1, 2005 between Shanghai Likang Disinfectant High-Tech Co., Ltd. and Shanghai Shanhai Group for principal executive offices (20)
10.10 Lease Agreement effective January 1, 2002 between Shanghai Likang Pharmaceuticals Co., Ltd. and Shanghai Likang Disinfectant High-Tech Co. Ltd. (20)
10.11 Lease Agreement effective January 1, 2005 between Shanghai Jinshan
      Zhuhang Plastic Lamp Factory, Ltd. and Shanghai Likang Disinfectant High-Tech Co. Ltd. (20)
10.12 Manufacturing Agreement dated as of January 1, 2005 between Shanghai Likang Disinfectant High-Tech Co., Ltd. and Shanghai Likang Meirui Pharmaceutical High-Tech Co., Ltd. (20)
10.13 Stock Purchase Agreement effective February 6, 2006 between Linkwell Corporation, Aerisys Incorporated and Gary Verdier (13)

10.14 Transfer Agreement dated August 5, 2005 between Shanghai Likang Disinfectant High-Tech Company, Limited, Shanghai Likang Pharmaceuticals Technology Company and Xue Lian Bian (20)
10.15 Contract Management Agreement dated January 1, 2005 between Shanghai Shanhai Group and Shanghai Likang Disinfectant High-Tech Co., Ltd. (20)
10.16 Lease Agreement dated December 15, 2004 between Shanghai Shanhai Group and Shanghai Likang Disinfectant High-Tech Co., Ltd. (20)
10.17 Lease Agreement dated August 11, 2005 between Shanghai Henglain Industrial Co., Ltd. and Shanghai Likang Disinfectant High-Tech Co., Ltd. (20)
10.18 Lease Agreement dated September 16, between Shanghai Henglain Industrial Co., Ltd. and Shanghai Likang Disinfectant High-Tech Co., Ltd. (20)
10.19 Disinfection Education Center Agreement dated May 25, 2006 between Shanghai Likang Disinfectant High-Tech Co., Ltd. and China Pest Infestation Control and Sanitation Association (20)
10.20 Agreement between Linkwell Corporation and China Direct Investments, Inc.*
14.1  Code of Business Conduct and Ethics (20)
21.1  Subsidiaries of the small business issuer (20)
23.1  Consent of Sherb & Co., LLP*
31.1  Section 302 Certificate of Chief Executive Officer
31.2  Section 302 Certificate of principal financial and accounting officer *
32.1  Section 906 Certificate of Chief Executive Officer *


*        filed herewith

(1)  Incorporated by reference to the Form 10-SB as filed on June 17, 1999.
(2)  Incorporated by reference to the Report on Form 8-K as filed on December
     3, 1999.
(3)  Incorporated by reference to the Report on Form 8-K as filed on December
     8, 1999.
(4) Incorporated by reference to the Report on Form 8-K as filed on December 27, 2001.
(5) Incorporated by reference to the annual report on Form 10-KSB for the fiscal year ended December 31,2002.
(6)  Incorporated by reference to the Report on Form 8-K as filed on March
     17, 2005.
(7) Incorporated by reference to the Report on Form 8-K as filed on April 15, 2005.
(8)  Incorporated by reference to the Report on Form 8-K as filed on January
     31, 2002.
(9)  Incorporated by reference to the Report on Form 8-K as filed on February
     1, 2005.
(10) Incorporated by reference to the Report on Form 8-K as filed on August 17, 2006.
(11) Incorporated by reference to the Report on Form 8-K as filed on August 22, 2006.
(12) Incorporated by reference to the Report on Form 8-K as filed on September 15, 2006.
(13) Incorporated by reference to the Report on Form 8-K as filed on October 14, 2006.
(14) Incorporated by reference to the Report on Form 8-K as filed on October 27, 2006.
(15) Incorporated by reference to the Report on Form 8-K as filed on October 27, 2006.
(16) Incorporated by reference to the registration statement on Form
     S-8, SEC File No. 333-138297 as filed on October 30, 2006.
(17) Incorporated by reference to the registration statement on Form
     SB-2, SEC File No. 333-139752, as amended, as initially filed on December 29, 2006.
(18) Incorporated by reference to the registration statement on Form
     S-8, SEC File No. 333-125871, as filed on June 16, 2005.
(19) Incorporated by reference to the registration statement on Form
     S-8, SEC File No. 333-121963, as filed on January 11, 2005.
(20) Incorporated by reference to the registration statement on Form
     SB-2, SEC File No. 333-131666, as amended, as initially filed on February 8, 2006.
(21) Incorporated by reference to the registration statement on Form SB-2, SEC File No. 333-131666, as amended on November 2, 2006.
(22) Incorporated by reference to the Current Report on Form 8-K as filed on August 10, 2006.
(23) Incorporated by reference to the Registration Statement on Form S-8 as filed on December August 23, 2005.
(24) Incorporated by reference to the Current Report on Form 8-K as filed on November 7, 2006.
(25) Incorporated by reference to the Current Report on Form 8-K as filed on February 13, 2007.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES


         Sherb & Co., LLP served as our independent registered public accounting firm for fiscal 2006 and 2005. The following table shows the fees that were billed for the audit and other services provided by the firm for fiscal 2006 and



                                          FISCAL 2006         FISCAL 2005
-------------------------------------- --------------------- -----------------
Audit Fees                                   $75,000           $65,000
Audit-Related Fees                                -                   -
Tax Fees                                          -                  -
All Other Fees                                    -                  -
                                            ---------         --------
Total                                        $75,000           $65,000
                                            =========        =========


         Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

         Audit-Related Fees - This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

         Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

         All Other Fees - This category consists of fees for other miscellaneous items.

         Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to year ended December 31, 2006 were pre-approved by the entire Board of Directors.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Linkwell Corporation

                            By: /s/ Xue Lian Bian
                            ---------------------------
                            Xue Lian Bian, CEO, President,
                            Principal executive officer principal financial and accounting officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature                       Title                               Date


/s/ Xue Lian Bian    CEO, President, Chairman, Principal          April 2, 2007
-----------------    executive officer principal financial
Xue Lian Bian        and accounting officer



/s/ Wei Guan         Vice President, Secretary and director      April 2, 2007
------------
Wei Guan

                      LINKWELL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

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

       Notes to Consolidated Financial Statements....................F-7 to F-28

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Linkwell Corporation and Subsidiaries
Shanghai, China


         We have audited the accompanying consolidated balance sheet of Linkwell Corporation and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Linkwell Corporation and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.



/s/ Sherb & Co., LLP


Certified Public Accountants
Boca Raton, Florida
February 16, 2007

                                  LINKWELL CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEET
                                            December 31, 2006


                                                  ASSETS

CURRENT ASSETS:
    Cash                                                                                           $ 1,713,723
    Accounts receivable, net of allowance for doubtful accounts of $144,639                          1,682,878
    Accounts receivable - related parties, net of allowance for doubtful accounts of $87,937         1,406,425
    Other receivable                                                                                   414,000
    Inventories, net                                                                                   536,483
    Prepaid expenses and other current assets                                                          367,641
    Short term loan receivable                                                                          48,609
                                                                                               ----------------

        Total Current Assets                                                                         6,169,759

PROPERTY AND EQUIPMENT - Net                                                                           774,733
                                                                                                ---------------

        Total Assets                                                                               $ 6,944,492
                                                                                                ================


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loans payable                                                                                    $ 652,382
    Loan payable - related party                                                                       165,471
    Accounts payable and accrued expenses                                                            1,328,720
    Due to related party                                                                               204,267
    Advances from customers                                                                            254,434
                                                                                               ----------------
        Total Current Liabilities                                                                    2,605,274

MINORITY INTEREST                                                                                      394,320
                                                                                               ----------------

STOCKHOLDERS' EQUITY:
    Preferred stock (No Par Value; 10,000,000 Shares Authorized;
        No shares issued and outstanding)                                                                    -
    Common Stock ($0.0005 Par Value; 150,000,000 Shares Authorized;
        69,868,355 shares issued and outstanding)                                                       34,934
    Additional paid-in capital                                                                       5,290,536
    Accumulated deficit                                                                               (871,056)
    Deferred compensation                                                                             (646,222)
    Other comprehensive gain - foreign currency                                                        136,706
                                                                                               ----------------

        Total Stockholders' Equity                                                                   3,944,898
                                                                                               ----------------

        Total Liabilities and Stockholders' Equity                                                 $ 6,944,492
                                                                                               ================



                 See notes to consolidated financial statements
                                       F-3

            LINKWELL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         For the Year
                                                                      Ended December 31,
                                                              ----------------------------------
                                                                   2006              2005
                                                              ---------------   ----------------
NET REVENUES
     Non-affiliated companies                                    $ 4,508,179        $ 3,508,903
     Affiliated companies                                          3,237,199          1,957,030
                                                              ---------------   ----------------
     Total Net Revenues                                            7,745,378          5,465,933

COST OF SALES                                                      4,609,557          3,329,444
                                                              ---------------   ----------------

GROSS PROFIT                                                       3,135,821          2,136,489
                                                              ---------------   ----------------

OPERATING EXPENSES:
     Selling expenses                                                573,315            331,258
     General and administrative                                    1,730,178            869,555
                                                              ---------------   ----------------
        Total Operating Expenses                                   2,303,493          1,200,813
                                                              ---------------   ----------------

INCOME FROM OPERATIONS                                               832,328            935,676
                                                              ---------------   ----------------

OTHER INCOME (EXPENSE):
     Other income                                                     (4,367)             9,836
     Registration rights penalty                                     (76,000)           (44,000)
     Interest income                                                   5,441              1,327
     Interest expense - related party                                (26,132)           (25,657)
     Interest expense                                                (41,589)           (42,720)
                                                              ---------------   ----------------

        Total Other Expense                                         (142,647)          (101,214)
                                                              ---------------   ----------------

INCOME BEFORE DISCONTINUED OPERATIONS, INCOME TAXES
      AND MINORITY INTEREST                                          689,681            834,462

DISCONTINUED OPERATIONS:
 Gain ( Loss) from discontinued operations                            12,794            (20,817)
                                                              ---------------   ----------------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                     702,475            813,645

INCOME TAXES                                                          (1,318)          (177,177)
                                                              ---------------   ----------------

INCOME BEFORE MINORITY INTEREST                                      701,157            636,468

MINORITY INTEREST                                                   (133,037)           (92,339)
                                                              ---------------   ----------------

NET INCOME                                                           568,120            544,129

CUMULATIVE PREFERRED DIVIDENDS                                       (96,240)           (11,240)
DEEMED PREFERRED STOCK DIVIDENDS                                           -         (1,800,276)
                                                              ---------------   ----------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS            $   471,880        $(1,267,387)
                                                              ===============   ================

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
   Income (loss) from continuing operations                      $      0.01        $     (0.03)
   Loss from discontinued operations                                    0.00              (0.00)
                                                              ---------------   ----------------

   Net income (loss) per common share available to
   common shareholders                                           $      0.01        $     (0.03)
                                                              ===============   ================


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                          53,098,047         41,617,176
                                                              ===============   ================
   Diluted                                                        57,539,614         41,617,176
                                                              ===============   ================



                 See notes to consolidated financial statements
                                       F-4

                  LINKWELL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 2006 and 2005


                                          Series A Preferred Stock  Series B Preferred Stock      Common Stock
                                            ---------------------- ------------------------ -------------------------
                                             Number of              Number of                Number of
                                              Shares      Amount     Shares       Amount       Shares       Amount
                                            ----------- ---------- -----------  ----------- ------------ ------------

Balance, December 31, 2004                           -   $      -           -   $       -   36,273,470     $ 18,138

Recapitalization of company                          -          -           -            -    7,030,669        3,514

Sales of Series A preferred stock              375,345    277,276           -            -            -            -

Sales of Series B preferred stock                    -          -   1,500,000    1,395,000            -            -

Common stock issued for services                     -          -           -            -    2,000,000        1,000

Deemed preferred stock dividends                     -          -           -            -            -            -

Cumulative preferred stock dividend                  -          -           -            -            -            -

Comprehensive loss:
    Net income for the year

    Foreign currency translation
    adjustment                                       -          -           -            -            -            -
                                            ----------- ---------- -----------  ----------- ------------ ------------

Balance, December 31, 2005                     375,345    277,276   1,500,000    1,395,000   45,304,139       22,652

Conversion of Series A preferred stock        (375,345)  (277,276)          -            -    3,753,450        1,877

Conversion of Series B preferred stock               -          -  (1,500,000)  (1,395,000)  15,000,000        7,500

Common stock issued for services                     -          -           -            -    5,200,000        2,600

Common stock issued for preferred stock
dividends                                            -          -           -            -      610,766          305

Cumulative preferred stock dividend                  -          -           -            -            -            -

Amortization of deferred compensation                -          -           -            -            -            -

Comprehensive loss:
    Net income for the year                          -          -           -            -            -            -

    Foreign currency translation
    adjustment                                       -          -           -            -            -            -
                                            ----------- ---------- -----------  ----------- ------------ ------------

Balance, December 31, 2006                           -   $      -           -   $        -   69,868,355    $  34,934
                                            =========== ========== ===========  =========== ============ ============


                 See notes to consolidated financial statements
                                      F-5/A

                      LINKWELL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 2006 and 2005




                                              Additional                                  Other         Total
                                               Paid-in     Accumulated    Deferred     Comprehensive Stockholders'
                                               Capital       Deficit     Compensation      Loss         Equity
                                             ------------ ------------- -------------- ------------- --------------

Balance, December 31, 2004                   $   585,727   $   (75,549)   $        -     $       -    $   528,316

Recapitalization of company                       39,559             -             -             -         43,073

Sales of Series A preferred stock                      -             -             -             -        277,276

Sales of Series B preferred stock                      -             -             -             -      1,395,000

Common stock issued for services                 159,000                    (106,667)            -         53,333

Deemed preferred stock dividends               1,800,276    (1,800,276)            -             -              -

Cumulative preferred stock dividend                    -       (11,240)            -             -        (11,240)

Comprehensive loss:
    Net income for the year                                    544,129             -                      544,129

    Foreign currency translation
    adjustment                                         -             -             -        20,668         20,668
                                             ------------ ------------- ------------- ------------- --------------

Balance, December 31, 2005                     2,584,562    (1,342,936)     (106,667)       20,668      2,850,555

Conversion of Series A preferred stock           275,399             -             -             -              -

Conversion of Series B preferred stock         1,387,500             -             -             -              -

Common stock issued for services                 935,900             -      (938,500)            -              -

Common stock issued for preferred stock
dividends                                        107,175                           -             -        107,480

Cumulative preferred stock dividend                    -       (96,240)            -             -        (96,240)

Amortization of deferred compensation                  -             -       398,945             -        398,945

Comprehensive loss:
    Net income for the year                            -       568,120             -             -        568,120

    Foreign currency translation
    adjustment                                         -             -             -       116,038        116,038
                                             ------------ ------------- ------------- ------------- --------------

Balance, December 31, 2006                   $ 5,290,536   $  (871,056)   $ (646,222)    $ 136,706    $ 3,944,898
                                             ============ ============= ============= ============= ==============



                 See notes to consolidated financial statements
                                       F-5/B

                      LINKWELL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  For the Year
                                                                 Ended December 31,
                                                            -----------------------------
                                                                2006           2005
                                                            -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $   568,120   $    544,129
   (Gain)Loss from discontinued operations                        (12,794)        20,817
                                                            -------------- --------------
   Income from continuing operations                              555,326        564,946

   Adjustments to reconcile net income from operations to
     net cash provided by (used in) operating activities:
     Depreciation and amortization                                 91,657         42,373
     Minority interest                                            145,150         96,606
     Allowance for doubtful accounts                              131,296        (23,707)
     Allowance for doubtful accounts-related party                 87,937              -
     Loss on disposal of property and equipment                         -          7,402
     Stock-based compensation                                     398,945         53,333
   Changes in assets and liabilities:
     Accounts receivable                                         (361,386)      (218,871)
     Accounts receivable - related party                         (621,992)      (944,741)
     Other receivable                                            (414,000)             -
     Inventories                                                  431,741        (26,913)
     Prepaid and other current assets                            (285,891)        (3,508)
     Other assets                                                     734           (734)
     Accounts payable and accrued expenses                        (71,984)       259,200
     Accounts payable - related party                                   -       (258,242)
     Tax payable                                                  (75,489)        75,489
     Advances from customers                                      123,516       (135,506)
                                                            -------------- --------------

   Net Cash Provided by (Used in) Operating Activities            135,560       (512,873)

   Net Cash Used in Discontinued Operations                             -         (8,023)
                                                            -------------- --------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               135,560       (520,896)
                                                            -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash received in acquisition                                       -          2,460
     Increase in loan receivable                                  (48,609)      (100,000)
     Proceeds from loan receivable                                100,000              -
     Purchase of property, plant and equipment                   (149,339)      (148,053)
                                                            -------------- --------------

NET CASH USED IN INVESTING ACTIVITIES                             (97,948)      (245,593)
                                                            -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from loans payable                                   63,157        326,936
     Repayment of loans payable                                   (63,157)      (422,705)
     Proceeds from loan payable - related party                   204,267        161,533
     Gross proceeds from sale of preferred stock                        -      1,800,276
     Placement fees and other fees paid                                 -       (128,000)
                                                            -------------- --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         204,267      1,738,040
                                                            -------------- --------------

EFFECT OF EXCHANGE RATE ON CASH                                    11,766         20,668
                                                            -------------- --------------

NET INCREASE IN CASH                                              253,645        992,219

CASH  - beginning of year                                       1,460,078        467,859
                                                            -------------- --------------

CASH - end of year                                            $ 1,713,723    $ 1,460,078
                                                            ============== ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
   Cash paid for:
       Interest                                               $    67,721    $   68,377
                                                            ============== ==============
       Income taxes                                           $     1,318    $  101,688
                                                            ============== ==============

   Non-cash investing and financing activities:

       Accounts receivable - related party
       exchanged for building                                 $         -    $ 333,675
                                                            ============== ==============

       Series A preferred stock converted to common stock     $   277,276    $       -
                                                            ============== ==============

       Series B preferred stock converted to common stock     $ 1,395,000    $       -
                                                            ============== ==============

       Common stock issued for preferred stock dividends      $   107,480    $       -
                                                            ============== ==============

       Cumulative preferred stock dividends                   $    96,240    $   11,240
                                                            ============== ==============

                 See notes to consolidated financial statements.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Linkwell Corporation (formerly Kirshner Entertainment & Technologies, Inc.) (the "Company") was incorporated in the state of Colorado on December 11, 1996. On May 31, 2000, the Company acquired 100% of HBOA.Com, Inc. The Company focused on development of an Internet portal through which home based business owners, as well as commercial private label businesses, obtain the products, services, and information necessary to start, expand and profitably run their businesses. On December 28, 2000, the Company formed a new subsidiary, Aerisys Incorporated ("Aerisys"), a Florida corporation, to handle commercial private business. In June 2003, the Company formed its entertainment division and changed its name to reflect this new division. Effective as of March 31, 2003, we discontinued our entertainment division and our technology division, except for the Aerisys operations that continue on a limited basis.

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

Linkwell was founded on June 22, 2004, as a Florida corporation. On June 30, 2004, Linkwell acquired 90% of Shanghai LiKang Disinfectant High-Tech Company, Ltd. ("Likang Disinfectant") through a stock exchange. The transaction on which Linkwell acquired its 90% interest in LiKang Disinfectant resulted in the formation of a U.S. holding company by the shareholders of LiKang as it did not result in a change in the underlying ownership interest of LiKang Disinfectant . LiKang Disinfectant is a science and technology enterprise founded in 1988. LiKang Disinfectant is involved in the development, production, marketing and sale, and distribution of disinfectant health care products.

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

In August 2006, LiKang incorporated a new subsidiary, Shanghai LiKang International Trade Co., Ltd ("LiKang International"). The primary business of LiKang International involves import and export activities relating to computer, computer components, instruments and meters, electromechanical devices, constructional materials, metallic material, hardware, handiwork, knitting textile, furniture, chemical raw materials, and business consulting service, investment consulting, graphics design, conference services, exhibition services, equipment lease, import and export of technology.

LiKang International is 100% owned by Shanghai LiKang Disinfection High-Tech Co., Ltd. and conducts business in the same building with LiKang Disinfectant.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Basis of presentation

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

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2006 and 2005 include the allowance for doubtful accounts, stock-based compensation, the useful life of property and equipment and inventory reserve, and the valuation of derivative liabilities.

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

Accounts receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2006, the Company has established, based on a review of its third party accounts receivable outstanding balances, an allowance for doubtful accounts in the amount of $144,639. At December 31, 2006, the Company has established, based on a review of its related party accounts receivable outstanding balances, an allowance for doubtful accounts in the amount of $87,937.

Other Receivable

Other receivable consists of incentive earned or accrued that is not due to be received until after the balance sheet date. Likang International, as an exporter of goods, receives incentives from the central government, to encourage the export of goods from China. The central government will pay a cash incentive of up to 17% of the gross amount of goods exported to the exporter. As a result of this government incentive, from time to time, LiKang International may export goods at its cost or at a loss up to the amount of the government incentive. At December 31, 2006, our balance sheet includes other receivables of $414,000 which represents funds due from the central government of China for export incentives

Inventories

Inventories, consisting of raw materials and finished goods related to the Company's products are stated at the lower of cost or market utilizing the weighted average method.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Property and equipment

Property and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are from five to 20 years. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the year ended December 31, 2006.

Advances from customers

Advances from customers at December 31, 2006 of $254,434 consist of prepayments from third party customers to the Company for merchandise that had not yet shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Income (loss) per common share (Continued)

The Company's common stock equivalents at December 31, 2006 and 2005 include the following:

                                     2006                    2005
                               ------------------    ---------------
Convertible preferred stock              -               18,753,450
             Warrants           37,134,865               35,009,865
                               ------------------    ---------------
                                37,134,865               53,763,315
                               =================    ====================

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company.

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

Prior to October 1, 2006, LiKang International follows the guidance of EITF99-19 "Reporting Revenue Gross as a Principal versus Net as an agent". LiKang International records the net revenue when the supplier is the primary obligor in the arrangement. Since October 1, 2006, Likang International has become the primarly obligator for providing products to its customers and takes ownership of its inventory. Accordingly, effective October 1, 2006, Likang International records gross revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.

Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the US and in China. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. For the year ended December 31, 2006 and 2005, sales to related parties accounted for 42% and 36% of net revenues, respectively.

Comprehensive income

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders', changes in paid-in capital and distributions to stockholders.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Shipping costs

Shipping costs are included in selling and marketing expenses and totaled $173,840 and $101,205 for the years ended December 31, 2006 and 2005, respectively.

Advertising

Advertising is expensed as incurred. For the years ended December 31, 2006 and 2005, advertising expenses amounted to $21,323 and $6,461, respectively.

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

Registration rights agreements

The Company has adopted View C of EITF 05-4 "Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19" ("EITF 05-4"). Accordingly, the Company classifies as liability instruments, the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the SEC within contractually fixed time periods, and
(ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements. Under View C of EITF 05-4, (i) registration rights with these characteristics are accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer's own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments. At December 31, 2006, the Company has accrued a registration rights penalty payable of $120,000, which has been included on the accompanying consolidated balance sheet in accounts payable and accrued expenses. The Company has recorded a registration rights penalty which is reflected in its financial statements, this penalty is a reflection of the liquidating rights penalty provisions solely and does not reflect the increase in the dividend rate from 6% to 20%.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary is the local currency. The financial statements of the subsidiary are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented because the Chinese dollar (RMB) fluctuates with the United States dollar. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash at December 31, 2006 was $11,766.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and salaries paid for the development of the Company's products and fees paid to third parties. Research and development costs for the years ended December 31, 2006 and 2005 were approximately $18,000 and $36,000, respectively, and are included in cost of sales.

Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No.48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No.109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that entities recognize the impact of a tax position in their financial statements, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company believes that the adoption of FIN 48 will not have a material effect on the Company's financial statements.

In September 2006, the Staff of the SEC issued SAB No. 108: "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This Statement is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a significant impact on the company's consolidated financial statements.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Recent accounting pronouncements (continued)

In March 2006, the FASB issued SFAS No. 156: "Accounting For Servicing of Certain Financial Instruments- an amendment of SFAS No. 140". This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for it's separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of SFAS No. 156 is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The adoption of SFAS No 156 is not expected have a significant impact on the company's consolidated financial statements.

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

NOTE 2 - INVENTORIES

At December 31, 2006, inventories consisted of the following:

         Raw materials                                $   294,977
         Work in process                                   43,567
         Finished goods                                   325,099
                                                    --------------
                                                          663,643
         Less: reserve for obsolescence                  (127,160)
                                                    --------------
                                                       $  536,483
                                                    ==============

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 3 - PROPERTY AND EQUIPMENT

At December 31, 2006, property and equipment consist of the following:

                                    Useful Life
                                  ---------------
 Office equipment and furniture     5-7 Years                   $   111,685
 Autos and trucks                    10 Years                       178,287
 Manufacturing equipment              7 Years                       209,293
 Building and land                   20 Years                       505,077
                                                          ------------------
                                                                  1,004,342

 Less: accumulated depreciation                                    (229,609)
                                                          ------------------
                                                                 $  774,733
                                                         ===================

For the years ended December 31, 2006 and 2005, depreciation expense amounted to $91,657 and $42,373, respectively.


NOTE 4 - LOANS PAYABLE


Loans payable consisted of the following at December 31, 2006:

Note to De Chang Credit Union due on May 17, 2007
with interest at 7.02% per annum. Guaranteed by
Shanghai Shanhai                                                  $     332,587

Note to De Chang Credit Union due on December 3, 2007
with interest 7.34% per annum. Guaranteed by Shanghai
Shanhai and Chairman Bian                                               319,795
                                                                 ---------------

     Total                                                              652,382

Less: current portion of loans payable                                 (652,382)
                                                                ----------------

Loans payable, long-term                                          $           -
                                                                 ===============

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 5 - DISCONTINUED OPERATIONS

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company's 90% owned subsidiary, LiKang Disinfectant, is engaged in business activities with four related parties. Shanghai LiKang Meirui Pharmaceuticals High-Tech Company, Ltd. ("Meirui"), a company of which Shanghai Shanhai Group, LiKang Disinfectant's minority shareholder, owns 68%, provides certain contract manufacturing of two products for LiKang Disinfectant. Specifically, Meirui provides LiKang Disinfectant with ozone producing device equipment and ultraviolet radiation lamp lights. In addition, under the terms of a two year agreement entered into in January 2005, Meirui produces the Lvshaxing Air Disinfectant Machine and LiKang Surgery hand-washing table for LiKang Disinfectant. In January 2005, LiKang Disinfectant signed a two year agreement with Meirui to market its products to the retail consumer market using Meirui's proprietary sales network which caters to the retail/consumer market in China. For the years ended December 31, 2006 and 2005, the Company recorded net revenues of $21,668 and $23,987 to Meirui, respectively. Additionally, for the years ended December 31, 2006 and 2005, the Company purchased product from Meirui amounting to $1,094 and $48,489 respectively. At December 31, 2006, Meirui owed LiKang Disinfectant $15,603. In general, accounts receivable due from Meirui are payable in cash and are due within 4 to 6 months, which approximate normal business terms with unrelated parties.

Shanghai LiKang Pharmaceuticals Technology Company, Limited, which is owned by Messrs. Xuelian Bian (90%) and Wei Guan (10%), the Company's officers and directors, sells the Company's products to third parties. For the years ended December 31, 2006 and 2005, the Company recorded net revenues of $3,211,758 and $1,917,038 to Shanghai LiKang Pharmaceuticals Technology Company, Limited, respectively. At December 31, 2006, accounts receivable from sales due from Shanghai LiKang Pharmaceuticals Technology Company, Limited net of allowance for doubtful accounts was $1,406,425. In general, accounts receivable due from Shanghai LiKang Pharmaceuticals Technology Company, Limited are payable in cash and are due within 4 to 6 months, which approximate normal business terms with unrelated parties.

Shanghai Shanhai Group, who is the minority shareholder of LiKang Disinfectant, is owned by Group Employee Share-holding Commission (16.25%) and Baoshan District Dachang Town South Village Economic Cooperation Club (83.75%). The Company leases its principal executive offices and warehouse space from Shanghai Shanhai Group for approximately $36,000 per year. Shanghai Shanhai Group also holds the land use permit for the principal executive office building. For the years ended December 31, 2006 and 2005, rent expense paid to this related party amounted to $38,462 and $31,664, respectively. Additionally, in January 2005, the Company borrowed $165,471(RMB 1,310,000) from Shanghai Shanhai Group for working capital purposes, which is reflected on the accompanying balance sheet as loans payable - related party. The loan bears interest at 10% per annum and is payable on demand. For the year ended December 31, 2006, interest expense related to this note amounted to $16,734.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)

Shanghai LiKang Biological High-Tech Company, Ltd. ("Biological"), which is 60% owned by Messrs. Xuelian Bian, the Company's officer and director, and 40%-owned by Shanghai LiKang Pharmaceuticals Technology Company, Limited (owned by Messrs. Xuelian Bian (90%) and Wei Guan (10%), the Company's officers and directors) sells biological products, cosmetic products and develops technology for third parties. Additionally, the Company sells certain raw materials to Biological employed in the Biological production process. For the years ended December 31, 2006 and 2005, the Company recorded net revenues of $3,773 and $13,462 to Biological, respectively. Additionally, during the year ended December 31, 2006 and 2005, the Biological processed certain products on behalf of the Company for the $78,946 and $74. At December 31, 2006, the Company owed Biological $47,570. In general, accounts payable due to Biological are payable in cash and are due within 4 to 6 months, which approximate normal business terms with unrelated parties.

The Company's two officers and directors, from time to time, provided advances to the Company for working capital purposes. These advances are short-term in nature and non-interest bearing. The amount due to the executive officers at December 31, 2006 was $156,697, which were made to the LiKang International during the year and is included in due to related party on the accompanying balance sheet. The advances of $156,697 were contributed by XueLian Bian, our CEO and Chairman, and Wei Guan our Vice President and director. The advances were related to the registered capital commitment of our new subsidiary, LiKang International.

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

On June 30, 2005, the Company completed $277,276 (net of fees of $23,000) financing consisting of 375,345 shares of its 6% Series A Preferred Stock, and common stock purchase warrants to purchase an additional 3,753,450 shares. Each warrant entitles the holder to purchase one share of common stock for a period of five years, at an exercise price of $.10 per share, subject to adjustment. The net proceeds from the transaction will be used for general working capital purposes.

The Company granted the holders piggy back registration rights covering the shares of its common stock underlying the preferred stock and warrants.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 7 -  SHAREHOLDERS' EQUITY (CONTINUED)

Preferred Stock (Continued)

a) Series A Convertible Preferred Stock (Continued)

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

On June 15, 2006, the holders of the Company's outstanding Series A Convertible Preferred Stock converted 375,345 shares of such stock into 3,753,450 shares of common stock. Following the conversions on June 15, 2006, no shares of Series A Convertible Preferred Stock remaining outstanding. As of date of conversion, the Company's board of directors had not declared a dividend on its Series A Convertible Preferred Stock. Accordingly, all previously accrued and unpaid Series A Convertible Preferred Stock dividends were reversed. As of December 31, 2006, there are no accrued cumulative but undeclared dividends in arrears related to the Company's Series A Convertible Preferred Stock.

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

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 7 -  SHAREHOLDER' EQUITY (continued)

Preferred Stock (continued)

b) Series B 6% Cumulative Convertible Preferred Stock (Continued)

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

On July 21, 2006, the holders of 850,000 shares of the outstanding Series B Preferred Stock converted those shares into 8,500,000 shares of common stock. On November 1, 2006 the remaining 650,000 shares of Series B Preferred Stock outstanding, together with accrued but unpaid dividends, were converted into 7,110,766 shares of common stock. Following the conversions on November1, 2006, there are no shares of Series B Convertible Preferred Stock remaining outstanding. As of December 31, 2006, there are no accrued cumulative but undeclared dividends in arrears related to the Company's Series B Preferred Stock.

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

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 7 -  SHAREHOLDER' EQUITY (continued)

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

On August 24, 2005 and effective September 1, 2005, the Company entered into a one-year agreement with China Direct Investments, Inc. to provide business development and management services. In connection with this agreement, the Company issued 2,000,000 shares of the Company's common stock. The Company valued these services using the fair value of common shares on grant date at $.08 per share and recorded deferred consulting expense of $160,000 to be amortized over the service period. For the year ended December 31, 2006, the consulting expense was $106,667 and the deferred consulting compensation has been fully amortized.

On January 1, 2007, the Company entered into a three year agreement with China Direct Investments, Inc. to provide business development and management services. In connection with this agreement, the Company issued 4,700,000 shares of the Company's common stock for the service period from January 1, 2006 to December 31, 2008. Accordingly, the Company recorded the deferred consulting expense of $282,000.
..

On September, 2006, the Company entered into a three-year agreement with an consultant to provide business development and management services. In connection with this agreement, the Company issued 500,000 shares of the Company's common stock. The Company valued these services using the fair value of common shares on grant date at $.185 per share and recorded deferred consulting expense of $92,500 to be amortized over the service period. For the year ended December 31, 2006, amortization of consulting compensation amounted to $10,278.

Stock Options

Year 2000 Equity Compensation Plan

On October 10, 2000, the Company's Board of Directors adopted its Year 2000 Equity Compensation Plan under which a total of 540,000 shares of common stock are made available for the granting of awards, a portion or all of which may qualify as incentive stock options, non-incentive stock options and restricted stock grants. The purpose of the plan, which was approved by the Company's shareholders on November 10, 2000, is to encourage stock ownership by its officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of its business and an added incentive to continue to advance and contribute to us. If any option or restricted stock grant expires or terminates before it has been exercised in full, the shares of common stock allocable to the unexercised portion of such option or restricted stock grant may again be subject to an option or restricted stock grant under the 2000 Equity Compensation Plan. The number of shares available and subject to options, option prices and, to the extent applicable, the number of shares subject to any restricted stock grant will be adjusted upward or downward, as the case may be, in the event of any subdivision or consolidation of shares or other capital readjustment, stock dividend, merger, consolidation or similar transaction affecting the shares. At December 31, 2006, the Company did not have any options to purchase shares of its common stock outstanding under the plan.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


NOTE 7 -  SHAREHOLDER' EQUITY (continued)

Stock Options (Continued)

Year 2000 Equity Compensation Plan (Continued)

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

Non-Qualified Stock Option Plan

On December 21, 2000 the Company's Board of Directors adopted our Non-Qualified Stock Option Plan under which a total of 200,000 shares of common stock are made available for granting of non-qualified stock options to officers, directors, employees and key advisors or consultants. The purpose of the plan is to encourage the participants to contribute materially to its growth. If any option expires or terminates before it has been exercised in full, the shares of common stock allocable to the unexercised portion of such option may again be subject to an option under the Non Qualified Stock Option Plan. The number of shares available and subject to options and option prices will be adjusted upward or downward, as the case may be, in the event of any subdivision or consolidation of shares or other capital readjustment, stock dividend, merger, consolidation or similar transaction affecting the shares. At December 31, 2006, the Company did not have any options to purchase shares of our common stock outstanding under the plan.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 7 -  SHAREHOLDER' EQUITY (continued)

Stock Options (continued)

Non-Qualified Stock Option Plan (Continued)

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

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 7 -  SHAREHOLDER' EQUITY (continued)

Stock Options (continued)

2005 Equity Compensation Plan(Continued)


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

During the year ended December 31, 2006, the Company did not grant any stock options.

As of December 31, 2006, there are no unrecognized compensation costs since all options granted under the stock option plans are completely vested.

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

In January 2006, the Company granted common stock purchase warrants to purchase 2,125,000 shares of our common stock at an exercise price of $0.20 per share to China Direct Investments, Inc. as consideration for its services associated with the preferred stock offerings in December 2005. Accordingly, such warrants have been accounted for as offering costs.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 7 -  SHAREHOLDER' EQUITY (continued)

Common Stock Warrants (continued)

Stock warrant activity for the year ended December 31, 2006 is summarized as follows:

                                          Number of          Weighted average
                                           shares             exercise price
                                          ---------          ----------------
    Outstanding at December 31, 2004        389,750             $    1.88
       Granted                           34,620,115                   .24
       Exercised                                  -                     -
                                       ------------            -----------

   Outstanding at December 31, 2005      35,009,865             $    0.25

       Granted                            2,125,000                   .20
       Exercised                                  -                     -
                                       ------------            -----------

   Outstanding at December 31, 2006      37,134,865              $   0.25
                                       ============             ===========

     Weighted-average fair value
     of warrants Granted
     during the year                   $      0.16
                                       ===========


The following table summarizes the Company's stock warrants outstanding at December 31, 2006:


                                                   Warrants outstanding and exercisable
                                                 -------------------------------------------
                                                                Weighted
                                                                average
                                                               remaining       Weighted
           Range of                                              exercise       average
         exercise price                     Number                life           price
        ----------------        ----------------------------   ---------------  -----------
         $      0.10                      3,753,450                 3.48            $0.10
         $      0.20                     17,155,000                 3.75            $0.20
         $      0.30                     15,866,665                 4.00            $0.30
         $ 0.75-2.50                        359,750                 1.55            $2.02
                                --------------------------
                                         37,134,865
                                -------------------------



NOTE 8 - INCOME TAXES


The Company's parent and their US subsidiaries are subject top applicable Federal, State and Local tax statues. The Company's subsidiaries in China are governed by the Income Tax Law of the Peoples Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the "PRC Income Tax Law"). Pursuant to the PRC Income Tax Law, wholly-owned foreign enterprises are subject to tax at a statutory rate of approximately 33% (30% state income tax plus 3% local income tax).

The components of income (loss) before income tax consist of the following:



                                           Year Ended December 31,

                                          2006                 2005
                                   ------------------     -----------------
US Operations                        $   (520,000)        $  (266,000)
Chinese Operations                      1,210,000           1,100,000
                                   -------------------     -----------------
                                      $   690,000         $   834,000
                                   ===================     =================

The provision (benefit) for income taxes is composed of the following:




                                          Year Ended December 31,

                                          2006                   2005
                                     -------------------     -----------------
Federal                                 $           -           $          -
State                                               -                      -
Chinese Operations                                  -                177,000
                                      ------------------     -----------------
                                        $           -         $      177,000
                                     ===================     =================

The table below summarizes the reconciliation of the Company's income tax provision computed at the federal statutory rate and the actual tax provision as follows:


                                                                                 Year Ended December 31,
                                                                         -----------------------------------------
                                                                               2006                    2005
                                                                         ------------------      -----------------
Income tax provision at Federal statutory rate                            $        241,000           $    292,000
State income taxes, net of Federal benefit                                          32,000                 39,000
Permanent Differences                                                               30,000                      -
US operating loss not available against foreign                                    (80,000)               (73,000)
Abatement of foreign income taxes                                                 (399,000)              (186,000)
Increase in valuation allowance                                                    176,000                105,000
                                                                         ------------------      -----------------
                                                                           $             -          $     177,000
                                                                         ==================      =================



Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, " Accounting for Income Taxes" "SFAS 109". SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 8 - INCOME TAXES (Continued)



For their US Operations the Company has not recorded any net deferred tax assets, due to the uncertainty of recoverability on such assets. The Company's Chinese Operations are governed by the Income Tax Law of the Peoples Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the "PRC Income Tax Law"). Pursuant to the PRC Income Tax Law, foreign owned enterprises are subject to tax at a statutory rate of approximately 33% (30% state income tax plus 3% local income tax). The Company obtained approval from the Peoples Republic of China to have their state income taxes abated. Such approval is in effect for the year ended December 31, 2006.

The Company has net operating loss ("NOL") carryforwards for United States income tax purposes at December 31, 2006 expiring through the year 2026. Management estimates the NOL as of December 31, 2006 to be approximately $700,000. The utilization of the Company's NOL's may be limited because of a possible change in ownership as defined under Section 382 of Internal Revenue Code. The Company has recorded a valuation allowance for benefit available from these NOL's, as it is more likely than not that realization will not occur.

   NOL carryforwards                                   $      281,000
   Valuation allowance                                       (281,000)
                                                         --------------

   Deferred tax asset, net of allowance with
   regards to NOL's                                     $          -
                                                        ==============

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office and manufacturing space under leases in Shanghai, China that expire through February 2011.

Future minimum rental payments required under these operating leases are as follows:

                         Year Ended December 31,
                         ------------------------
                                  2007                      $ 64,367
                                  2008                        31,703
                                  2009                        31,916
                                  2010                        31,916
                                  2011                         2,874
                                                        ----------------

                Total minimum lease payments                $162,776
                                                        ================

For the years ended December 31, 2006 and 2005, rent expense amounted to $81,159 and $56,080, respectively.

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

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 10 - FOREIGN OPERATIONS

For the year ended December 31, 2006 and 2005, the Company derived all of its revenue from its subsidiaries located in the People's Republic of China.

Identifiable assets by geographic areas as of December 31, 2006 are as follows:

         Identifiable Assets at December 31, 2006
         United States                                $  101,091
         China                                         6,843,401
                                                     -----------
         Total                                        $6,944,492
                                                     ===========
NOTE 11 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. For the year ended December 31, 2006 and 2005, the Company operated in two reportable business segments - (1) the sale of commercial disinfectant products and (2) trading company that involves import and export activities. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Condensed information with respect to these reportable business segments for the year ended December 31, 2006 and 2005 is as follows:

Year Ended December 31, 2006:


                                                  Import and       Corporate
                                   Disinfectant     Export            and
                                     Products       Business         Other     Consolidated
                                   ------------    -----------     ----------   ------------
Net revenue-non affiliated company  $ 3,787,183   $   720,996    $        -    $ 4,508,179
Net Revenue-related party company     3,237,199             -             -      3,237,199
Interest expense (income)                62,496          (216)            -         62,280
Depreciation and amortization            91,657             -             -         91,657
Net income (loss)                     1,161,828       (86,220)     (507,488)       568,120
Long-lived asset expenditures           149,339             -             -        149,339
Segment Assets                        5,794,144     1,049,257       101,091      6,944,492


Net revenues for fiscal 2006 were $7,745,378. Included in our net revenues 2006 are $3,237,199 in related party sales and $4,508,179 in third party sales. Included in our net revenues for fiscal 2006 are $7,024,382 of revenues attributable to LiKang Disinfectant and $720,996 of revenues attributable to LiKang International.

The Segment Assets related to the Import and Export Business are comprised of cash of $317,451, accounts receivables $54,755other receivables $414,000, advances on purchases of $262,381 and inventory of $670.


Year Ended December 31, 2005:


                                                   Import and      Corporate
                                     Disinfectant     Export          and
                                       Products     Business         Other     Consolidated
                                    ------------   -----------    ----------   ------------
Net revenue-non affiliated company   $ 3,508,903     $    -     $         -     $ 3,508,903
Net Revenue-related party company      1,957,030          -               -       1,957,030
Interest expense (income)                 67,050          -               -          67,050
Depreciation and amortization             42,373          -               -          42,373
Net income (loss)                        831,053          -        (286,924)        544,129
Long-lived asset expenditures            148,053          -               -         148,053
Segment Assets                         4,190,660          -        1,335,849      5,526,509


Net revenues for fiscal 2005 were $5,465,933.Included in our net revenues 2005 are $1,957,030 in related party sales and $3,507,903 in third party sales.
As we organized LiKang International during the fiscal year 2006 we did not have comparable revenues during the fiscal year 2005.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 12 - OPERATING RISK

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


NOTE 13 SUBSEQUENT EVENTS

In January, 2007, Likang Disinfectant entered into a loan agreement to loan $640,000 to Likang Biological High-Tech Company, Ltd. The note is due on April 2, 2007 and bears a monthly interest rate of 0.558%.

As of the date of this report Linkwell Corporation a 90% owner Likang Disinfectant has commenced discussion and is in later stage negotiations with Likang Disinfectant's minority shareholder, Shanghai Shanhai Group. Shanghai Shanhai Group, which is the minority shareholder of our Likang subsidiary, is owned by Shanghai Shanhai Group Employee Share-holding Committee (16.25%) and Shanghai Baoshan District Dachang Town South Village Economic Cooperation Club (83.75%). These two entities are owned by the employees of Shanghai Shanhai Group.

Presently a final purchase price for the remaining 10% stake of Likang Disinfectant held by Shanghai Shanhai Group has not been determined. Linkwell Corporation expects to finalize the terms and close the transaction in April 2007.

As of the date of this report Linkwell Corporation and Shanghai Likang Biological High-Tech Company, Ltd., a company which is owned by Messrs. Xue Lian Bian, an executive officer and director of our company, and Shanghai Likang Pharmaceuticals Technology Company, Limited, another affiliate which is owned by Messrs. Bian and Wei Guan, are in negotiation to purchase all of the outstanding stock in both Shanghai Likang Biological High-Tech Company, Ltd. and Shanghai Likang Pharmaceutical Technology Company. It is contemplated that upon consummation of an agreement, Likang Pharmaceuticals' sales force will be trained and managed by Likang Disinfectant's management team. Presently a final purchase price has not been determined. Linkwell Corporation expects to finalize the terms and close the transaction in April 2007.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 13 SUBSEQUENT EVENTS (Continued)

On January 15, 2007 Linkwell Corporation received proceeds of $321,332 for the exercise of warrants to purchase 3,213,320 shares of Linkwell Common Stock at $0.10 per share.

On January 31, 2007 Linkwell Corporation entered into a non-binding letter of intent with a Fortune 500 company under which it will acquire a 10% equity interest in Linkwell's subsidiary Shanghai Likang Disinfectant High-Tech Company, Limited ("Likang"). The closing of the transaction is subject to certain conditions including the completion of satisfactory due diligence, approval by management of the acquiring company, approval, as required, by the Chinese government and execution of definitive agreements by the parties.