Form 10QSB
period 2007-03-31
Linkwell CORP
filed 2007-05-18
CIK 1042463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly report ended March 31, 2007

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

                                 not applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

                       APPLICABLE ONLY TO COPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: At May 18, 2007 there were 73,081,675 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one) Yes [ ] No [X]

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

         Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the risk of doing business in the People' Republic of China, our ability to implement our strategic initiatives, our access to sufficient capital, the effective integration of our subsidiaries in the PRC into a U.S. public company structure, economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

                           OTHER PERTINENT INFORMATION

         When used in this quarterly report, the terms:

         o "Linkwell," the "Company," "we," and "us" refers to Linkwell Corporation, a Florida corporation, our subsidiaries,

         o "Linkwell Tech" refers to our subsidiary Linkwell Tech Group, Inc., a Florida corporation,

         o "LiKang Disinfectant" refers to Shanghai LiKang Disinfectant High-Tech Company, Limited, a 90% owned subsidiary of Linkwell Tech, and

         o "LiKang International" refers to Shanghai LiKang International Trade Co., Ltd., a wholly owned subsidiary of Linkwell.

         We also use the following terms when referring to certain related parties:

         o "Shanhai" refers to Shanghai Shanhai Group, a Chinese company which is the minority owner of LiKang Disinfectant,

         o "Meirui" refers to Shanghai LiKang Meirui Pharmaceuticals High-Tech Co., Ltd., a company of which Shanhai is a majority shareholder,

         o "LiKang Pharmaceuticals" refers to Shanghai LiKang Pharmaceuticals Technology Co., Ltd., a company owned by our officers and directors, and

         o "Biological" refers to Shanghai LiKang Biological High-Tech Co., Ltd., a company owned by our officers and directors.

         The information which appears on our web site at www.linkwell.us is not part of this report.

                                   PART I - FINANCIAL INFORMATION

                               LINKWELL CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEET
                                           March 31, 2007
                                            (Unaudited)
                                               ASSETS
CURRENT ASSETS:
    Cash ............................................................................  $   858,386
    Accounts receivable, net of allowance for doubtful accounts of $130,407 .........    2,454,812
    Accounts receivable - related party, net of allowance for doubtful accounts of $0    2,146,896
    Other receivable ................................................................        1,292
    Inventories, net ................................................................      681,744
    Prepaid expenses and other current assets .......................................      276,246
    Due from related parties ........................................................      645,920
    Short term loan receivable ......................................................       44,513
                                                                                       -----------
        Total Current Assets ........................................................    7,109,809

PROPERTY AND EQUIPMENT - Net ........................................................      764,281
                                                                                       -----------

        Total Assets ................................................................  $ 7,874,090
                                                                                       ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Loans payable ...................................................................  $   658,838
    Loan payable - related party ....................................................      165,471
    Accounts payable and accrued expenses ...........................................    1,589,776
    Due to related parties ..........................................................        7,246
    Advances from customers .........................................................      129,336
                                                                                       -----------

        Total Current Liabilities ...................................................    2,550,667

MINORITY INTEREST ...................................................................      435,482
                                                                                       -----------

STOCKHOLDERS' EQUITY:
    Preferred stock (No Par Value; 10,000,000 Shares Authorized;
        No shares issued and outstanding) ...........................................            -
    Common Stock ($0.0005 Par Value; 150,000,000 Shares Authorized;
       73,081,675 shares issued and outstanding) ....................................       36,541
    Additional paid-in capital ......................................................    5,610,261
    Accumulated deficit .............................................................     (374,485)
    Deferred compensation ...........................................................     (568,014)
    Other comprehensive gain - foreign currency .....................................      183,638
                                                                                       -----------

        Total Stockholders' Equity ..................................................    4,887,941
                                                                                       -----------

        Total Liabilities and Stockholders' Equity ..................................  $ 7,874,090
                                                                                       ===========

                           See notes to consolidated financial statements

                                                -3-

                               LINKWELL CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)
                                                                         For the Three Months
                                                                           Ended March 31,
                                                                    ------------------------------
                                                                        2007              2006
                                                                    ------------      ------------
NET REVENUES
     Revenues .................................................     $  2,295,950      $    608,271
     Revenues - Related Party .................................          549,882         1,260,255
                                                                    ------------      ------------

     Total Net Revenues .......................................        2,845,832         1,868,526

COST OF SALES .................................................        1,853,120         1,227,448
                                                                    ------------      ------------

GROSS PROFIT ..................................................          992,712           641,078
                                                                    ------------      ------------

OPERATING EXPENSES:
     Selling expenses .........................................          266,785           105,559
     General and administrative ...............................          250,172           262,616
                                                                    ------------      ------------

        Total Operating Expenses ..............................          516,957           368,175
                                                                    ------------      ------------

INCOME FROM OPERATIONS ........................................          475,755           272,903
                                                                    ------------      ------------

OTHER INCOME (EXPENSE):
     Other income .............................................          120,514                 -
     Interest income ..........................................            1,093             1,557
     Interest expense - related party .........................           (4,297)           (4,145)
     Interest expense .........................................          (11,917)          (10,770)
                                                                    ------------      ------------

        Total Other Income (Expense) ..........................          105,393           (13,358)
                                                                    ------------      ------------

INCOME BEFORE DISCONTINUED OPERATIONS, INCOME TAXES
      AND MINORITY INTEREST ...................................          581,148           259,545

DISCONTINUED OPERATIONS:
 Gain (Loss) from discontinued operations .....................                -            12,794
                                                                    ------------      ------------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST ..............          581,148           272,339

INCOME TAXES ..................................................          (43,415)          (47,124)
                                                                    ------------      ------------

INCOME BEFORE MINORITY INTEREST ...............................          537,733           225,215

MINORITY INTEREST .............................................          (41,162)          (23,275)
                                                                    ------------      ------------

NET INCOME ....................................................     $    496,571      $    201,940
                                                                    ============      ============

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS .........     $    496,571      $    201,940
                                                                    ============      ============

NET INCOME PER COMMON SHARE
     Basic ....................................................     $       0.01      $       0.00
                                                                    ============      ============
     Diluted ..................................................     $       0.01      $       0.00
                                                                    ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic ....................................................       72,576,209        41,617,176
                                                                    ============      ============
     Diluted ..................................................       72,846,274        41,617,176
                                                                    ============      ============

                           See notes to consolidated financial statements

                                                -4-

                               LINKWELL CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                                                         For the Three Months
                                                                            Ended March 31,
                                                                     -----------------------------
                                                                         2007             2006
                                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..................................................      $   496,571       $   189,146

  Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
    Depreciation and amortization .............................           27,865            21,872
    Minority interest .........................................           41,162            23,275
    Allowance for doubtful accounts ...........................          (14,232)           19,402
    Allowance for doubtful accounts-related party .............          (87,937)                -
    Stock-based compensation ..................................           78,208            67,324
  Changes in assets and liabilities:
    Accounts receivable .......................................         (757,702)          137,900
    Accounts receivable - related party .......................         (652,534)       (1,070,531)
    Other receivables .........................................          412,708                 -
    Inventories ...............................................         (145,261)          496,644
    Prepaid and other assets ..................................           91,395           (10,086)
    Other assets ..............................................                -               739
    Accounts payable and accrued expenses .....................          261,056          (485,651)
    Tax payable ...............................................                -           (28,872)
    Advances from customers ...................................         (125,098)          227,608
                                                                     -----------       -----------

  Net Cash Used in Operating Activities .......................         (373,799)         (411,230)
                                                                     -----------       -----------

  Net loss from discontinued operations .......................                -            12,794
  Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operating activities:
      Net increase in assets of discontinued operations .......                -             9,956
      Net increase in liabilities of discontinued operations ..                -           (22,750)
                                                                     -----------       -----------

  Net Cash Used in Discontinued Operations ....................                -                 -
                                                                     -----------       -----------

NET CASH USED IN OPERATING ACTIVITIES .........................         (373,799)         (411,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease in loans receivable ..............................            4,096                 -
    Increase in loans receivable - related party ..............         (645,920)                -
    Purchase of property, plant and equipment .................           (7,476)          (66,842)
                                                                     -----------       -----------

NET CASH USED IN INVESTING ACTIVITIES .........................         (649,300)          (66,842)
                                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of loans payable ................................                -           (99,307)
    Repayment of loans payable - related party ................         (197,021)                -
    Proceeds from warrants exercised ..........................          321,332                 -
                                                                     -----------       -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ...........          124,311           (99,307)
                                                                     -----------       -----------

EFFECT OF EXCHANGE RATE ON CASH ...............................           43,451            (2,779)
                                                                     -----------       -----------

NET INCREASE IN CASH ..........................................         (855,337)         (580,158)
                                                                     -----------       -----------

CASH - beginning of year ......................................        1,713,723         1,460,078
                                                                     -----------       -----------

CASH - end of year ............................................      $   858,386       $   879,920
                                                                     ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for:
      Interest ................................................      $    16,213       $         -
                                                                     ===========       ===========
      Income taxes ............................................      $         -       $         -
                                                                     ===========       ===========

                          See notes to consolidated financial statements.

                                                -5-

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

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

Linkwell was founded on June 22, 2004, as a Florida corporation. On June 30, 2004, Linkwell acquired 90% of Shanghai LiKang Disinfectant High Tech Co., Ltd. ("LiKang Disinfectant") through a stock exchange. The transaction on which Linkwell acquired its 90% interest in LiKang Disinfectant resulted in the formation of a U.S. holding company by the shareholders of LiKang as it did not result in a change in the underlying ownership interest of LiKang Disinfectant. LiKang Disinfectant is a science and technology enterprise founded in 1988. LiKang Disinfectant is involved in the development, production, marketing and sale, and distribution of disinfectant health care products.

LiKang Disinfectant's products are utilized by the medical industry in China. LiKang Disinfectant develops, manufactures, sells and distributes disinfectant products.

On June 30, 2005, the Company's Board of Directors approved an amendment of its Articles of Incorporation to change the name of the Company to Linkwell Corporation. The effective date of the name change was after close of business on August 16, 2005.

In August 2006, LiKang Disinfectant created Shanghai LiKang International Trade Co., Ltd. ("LiKang International") as a wholly owned subsidiary. The primary business of LiKang International involves import and export activities.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, Linkwell Tech Group, Inc., and its 90% owned subsidiary, LiKang Disinfectant, including LiKang International. All significant inter-company balances and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in the three month period ending March 31, 2007 and 2006 include the allowance for doubtful accounts, stock based compensation, the useful life of property and equipment and inventory reserve, and the valuation of derivative liabilities.

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

ACCOUNTS RECEIVABLE

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2007, the Company has established an allowance for doubtful accounts in the amount of $130,407, based on a review of its accounts receivable balances.

INVENTORIES

Inventories, consisting of raw materials, work in progress and finished goods related to the Company's products are stated at the lower of cost or market utilizing the weighted average method.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are from five to 40 years. The cost of repairs and maintenance are expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 2007.

ADVANCES FROM CUSTOMERS

Advances from customers at March 31, 2007 amounted to $129,336. This amount consists of prepayments from customers to the Company for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

INCOME TAXES

The Company files federal and state income tax returns in the United States for its domestic operations, and files separate foreign tax returns for the Company's Chinese subsidiaries. Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

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

The Company's common stock equivalents at March 31, 2007 and 2006 include the following:

                                       2007            2006
                                    ----------      ----------
Convertible preferred stock ..               -      18,753,450
Common Stock Purchase Warrants      33,921,545      37,134,865
                                    ----------      ----------
                                    33,921,545      55,888,315
                                    ==========      ==========

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

The Company's revenues from the sale of products to related parties are recorded when the goods are shipped which occurs simultaneously with the shipment being made by our related parties to their customers. Upon shipment, title passes, and collectibility is reasonably assured. The Company receives purchase orders from our related parties on an as needed basis from the related party customers. Generally, the related party does not hold the Company's inventory. If the related party has inventory on hand at the end of a reporting period, the sale is reversed and the inventory is included on the Company's balance sheet.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Prior to October 1, 2006, LiKang International follows the guidance of EITF99-19 "Reporting Revenue Gross as a Principal versus Net as an agent". LiKang International records the net revenue when the supplier is the primary obligor in the arrangement. Since October 1, 2006, Likang International has become the primarily obligator for providing products to its customers and takes ownership of its inventory. Accordingly, effective October 1, 2006, Likang International records gross revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the U.S. and in China. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally wide distribution of our products and shorter payment terms then are customary in PRC. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. For the three months ended March 31, 2007 and 2006, sales to related parties accounted for approximately 19% and 67% of net revenues, respectively.

COMPREHENSIVE INCOME

The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

SHIPPING COSTS

Shipping costs are included in selling and marketing expenses and totaled $51,439 and $28,918 for the three months ended March 31, 2007 and 2006, respectively.

ADVERTISING

Advertising is expensed as incurred. For the three months ended March 31, 2007 and 2006, advertising expenses amounted to $30,080 and $14,052, respectively.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

REGISTRATION RIGHTS AGREEMENTS

The Company has adopted View C of EITF 05-4 "Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19" ("EITF 05-4"). Accordingly, the Company classifies as liability instruments, the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the SEC within contractually fixed time periods, and
(ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements. Under View C of EITF 05-4, (i) registration rights with these characteristics are accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer's own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments. At December 31, 2006 we reflected accrued registration rights penalty payable of $120,000 in connection with the Company's Series B Preferred Stock offering. During the period March 31, 2007, each of the investors from the Series B Preferred Stock offering elected to waive their right to penalties related to the Series B Preferred Stock offering. Accordingly, the full amount of the accrued penalty of $120,000, which has been waived, has been included as an element of other income in our consolidated statements of operations at March 31, 2007.

FOREIGN CURRENCY TRANSLATION

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", and are included in determining net income or loss.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION (CONTINUED)

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary is Renminbi, the local currency, or sometimes referred to as the Chinese dollar ("RMB"). The financial statements of the subsidiary are translated into United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented because the RMB fluctuates with the United States dollar. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash at March 31, 2007 was $43,451.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and salaries paid for the development of the Company's products and fees paid to third parties. Research and development costs for the three months ended March 31, 2007 and 2006 were approximately $32,737 and $20,555, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

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

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115" (Statement 159). Statement 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

NOTE 2 - INVENTORIES

At March 31, 2007, inventories consisted of the following:

         Raw materials ................   $ 375,639
         Work in process ..............       9,384
         Finished goods ...............     425,139
                                          ---------
                                          $ 810,162
         Less: reserve for obsolescence    (128,418)
                                          ---------
                                          $ 681,744
                                          =========

NOTE 3 - PROPERTY AND EQUIPMENT

At March 31, 2007, property and equipment consist of the following:

http://schemas.microsoft.com/office/word/2003/wordml013f
                                              Useful Life
                                              -----------
         Office equipment and furniture ..     5-7 Years     $   120,266
         Autos and trucks ................      10 Years         180,051
         Manufacturing equipment .........       7 Years         211,364
         Building and land ...............      20 Years         510,074
                                                             -----------
                                                             $ 1,021,755
         Less: accumulated depreciation ..                      (257,474)
                                                             -----------

                                                             $   764,281
                                                             ===========


For the three months ended March 31, 2007 and 2006, depreciation expense amounted to $27,865 and $21,872, respectively.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE 4 - LOANS PAYABLE

Loans payable consisted of the following at March 31, 2007:

         Note to De Chang Credit Union due May 17, 2007 with interest at 7.02% per annum. Guaranteed by Shanghai Shanhai $ 335,878

         Note to De Chang Credit Union due December 3, 2007 with
         interest 7.34% per annum. Guaranteed jointly by Shanghai
         Shanhai and Xuelian Bian ..................................    322,960
                                                                      ---------

                  Total ............................................    658,838

         Less: current portion of loans payable ....................   (658,838)
                                                                      ---------

         Loans payable, long-term ..................................  $       -
                                                                      =========

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company's 90% owned subsidiary, LiKang Disinfectant, is engaged in business activities with four related parties; Shanghai LiKang Meirui Pharmaceuticals High-Tech Co., Ltd. ("Meirui"), Shanghai Shanhai Group ("Shanhai"), Shanghai LiKang Pharmaceuticals Technology Co., Ltd. ("LiKang Pharmaceuticals"), and Shanghai LiKang Biological High-Tech Co., Ltd. ("Biological").

Shanghai LiKang Meirui Pharmaceuticals High-Tech Co., Ltd. ("Meirui"), a company of which Shanghai Shanhai Group, LiKang Disinfectant's minority shareholder, owns 68%, provides certain contract manufacturing of two products for LiKang Disinfectant. Specifically, Meirui provides LiKang Disinfectant with ozone producing equipment and ultraviolet radiation lamp lights. In addition, under the terms of a two year agreement entered into in January 2005, Meirui produces the Lvshaxing Air Disinfectant Machine and LiKang Surgery hand-washing table for LiKang Disinfectant. In January 2005, LiKang Disinfectant signed a two year agreement with Meirui to market its products to the retail consumer market using Meirui's proprietary sales network which caters to the retail/consumer market in China. For the three months ended March 31, 2007 and 2006, the Company recorded net revenues of $5,389 and $4,044 to Meirui, respectively. Additionally, for the three months ended March 31, 2007 and 2006, the Company purchased products from Meirui amounting to $1,087 and $48,489 respectively. At March 31, 2007, Meirui owed LiKang Disinfectant $1,087. In general, accounts receivable due from Meirui are payable in cash and are due within 4 to 6 months, which approximate normal business terms with independent third parties.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

Shanghai LiKang Pharmaceuticals Technology Co., Ltd., ("LiKang Pharmaceuticals") which is owned by Messrs. Xuelian Bian (90%) and Wei Guan (10%), the Company's officers and directors, sells the Company's products to third parties. For the three months ended March 31, 2007 and 2006, the Company recorded net revenues of $544,493 and $751,638 to LiKang Pharmaceuticals, respectively. At March 31, 2007, accounts receivable from sales due from LiKang Pharmaceuticals was $2,138,153. In general, accounts receivable due from LiKang Pharmaceuticals are payable in cash and are due within 4 to 6 months, which approximate normal business terms with independent third parties.

Shanghai Shanhai Group, the minority shareholder of LiKang Disinfectant, is owned by Group Employee Share-holding Commission (16.25%) and Baoshan District Dachang Town South Village Economic Cooperation Club (83.75%). The Company leases its principal executive offices and warehouse space from Shanghai Shanhai Group for approximately $36,000 per year. Shanghai Shanhai Group also holds the land use permit for the principal executive office building. For the three months ended March 31, 2007 and 2006, rent expense paid to this related party amounted to $9,876 and $32,660, respectively. Additionally, in January 2005, the Company borrowed $165,471(RMB 1,310,000) from Shanghai Shanhai Group for working capital purposes, which is reflected on the accompanying balance sheet as loan payable-related party. The loan bears interest at 10% per annum and is payable on demand. For the three months ended March 31, 2007, interest expense related to this note amounted to $4,297.

Shanghai LiKang Biological High-Tech Co., Ltd. ("Biological"), which is 60% owned by Messrs. Xuelian Bian, the Company's officer and director, and 40% owned by LiKang Pharmaceuticals (owned by Messrs. Xuelian Bian (90%) and Wei Guan (10%), the Company's officers and directors) sells biological products, cosmetic products and develops technology for third parties. Additionally, the Company sells certain raw materials to Biological employed in the Biological production process. At March 31, 2007, the Company owed Biological $22,543. In general, accounts payable due to Biological are payable in cash and are due within 4 to 6 months, which approximate normal business terms with independent third parties.

On January 2, 2007, the Company loaned $645,920 (RMB 5, 000,000) to Biological for working capital purposes, which is reflected on the accompanying balance sheet as due from related party. The loan bears interest at .558% per month, maturing September 30, 2007.

On January 10, 2006 and effective January 1, 2006, the Company entered into a three year agreement with China Direct Investments, Inc. to provide business development and management services. In connection with this agreement, the Company issued 4,700,000 shares of the Company's common stock. The Company valued these services using the fair value of common shares on grant date at $.18 per share and recorded deferred consulting expense of $846,000 to be amortized over the service period. For the three months ended March 31, 2007, amortization of deferred consulting expense amounted to $70,500.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE 6 - STOCKHOLDERS' EQUITY

COMMON STOCK

On September, 2006, the Company entered into a three year agreement with a consultant to provide business development and management services. In connection with this agreement, the Company issued 500,000 shares of the Company's common stock. The Company valued these services using the fair value of common shares on grant date at $.185 per share and recorded deferred consulting expense of $92,500 to be amortized over the service period. For the three months ended March 31, 2007, amortization of deferred consulting compensation amounted to $7,708.

STOCK OPTIONS

2000 Equity Compensation Plan

On October 10, 2000, the Company's Board of Directors adopted its 2000 Equity Compensation Plan under which a total of 540,000 shares of common stock are made available for the granting of awards, a portion or all of which may qualify as incentive stock options, non-incentive stock options and restricted stock grants. The purpose of the plan, which was approved by the Company's shareholders on November 10, 2000, is to encourage stock ownership by its officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of its business and an added incentive to continue to advance and contribute to us. If any option or restricted stock grant expires or terminates before it has been exercised in full, the shares of common stock allocable to the unexercised portion of such option or restricted stock grant may again be subject to an option or restricted stock grant under the 2000 Equity Compensation Plan. The number of shares available and subject to options, option prices and, to the extent applicable, the number of shares subject to any restricted stock grant will be adjusted upward or downward, as the case may be, in the event of any subdivision or consolidation of shares or other capital readjustment, stock dividend, merger, consolidation or similar transaction affecting the shares. At March 31, 2007, the Company did not have any options to purchase shares of its common stock outstanding under the plan.

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

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

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

NON-QUALIFIED STOCK OPTION PLAN

On December 21, 2000 the Company's Board of Directors adopted our Non-Qualified Stock Option Plan under which a total of 200,000 shares of common stock were made available for granting of non-qualified stock options to officers, directors, employees and key advisors or consultants. The purpose of the plan is to encourage the participants to contribute materially to its growth. If any option expires or terminates before it has been exercised in full, the shares of common stock allocable to the unexercised portion of such option may again be subject to an option under the Non Qualified Stock Option Plan. The number of shares available and subject to options and option prices will be adjusted upward or downward, as the case may be, in the event of any subdivision or consolidation of shares or other capital readjustment, stock dividend, merger, consolidation or similar transaction affecting the shares. At March 31, 2007, the Company did not have any options to purchase shares of our common stock outstanding under the plan.

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

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

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

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

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

During the three months ended March 31, 2007, the Company did not grant any stock options.

As of March 31, 2007, there are no unrecognized compensation costs since all options granted under the stock option plans are completely vested.

COMMON STOCK WARRANTS

In June 2005, in connection with the Company's Series A Preferred Stock offering, the Company granted warrants to purchase 3,753,450 shares of its common stock at $0.10 for a period of five years.

In December 2005, in connection with the Company's Series B Preferred Stock offering, the Company granted warrants to purchase 15,000,000 shares of its common stock at $0.20 per share expiring December 28, 2010 and granted warrants to purchase 15,866,665 shares of its common stock at $.30 per share expiring December 28, 2010.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK WARRANTS (CONTINUED)

In January 2006, the Company granted common stock purchase warrants purchasing 2,125,000 shares of common stock at an exercise price of $0.20 per share to China Direct Investments, Inc. as consideration for its services associated with the preferred stock offering in December 2005.

Stock warrant activity for the three months ended March 31, 2007 is summarized as follows:

                                               Number of       Weighted average
                                                 Shares         exercise price
                                               ----------      ----------------

         Outstanding at December 31, 2006      37,134,865            $0.25
                                               ==========            =====

         Granted ........................               -                -
         Exercised ......................       3,213,320             0.10
                                               ----------            -----

         Outstanding at March 31, 2007 ..      33,921,545            $0.25
                                               ==========            =====

         Weighted-average fair value of
         warrants Granted during the year                            $0.00
                                                                     =====

The following table summarizes the Company's stock warrants outstanding at March 31, 2007:

                               Warrants outstanding and exercisable
                               ------------------------------------
                                             Weighted         Weighted
          Range of                            average          average
          exercise                           remaining        exercise
           price             Number            life            price
         ----------        ----------        ---------        --------
         $     0.10           540,130           3.25           $ 0.10
         $     0.20        17,155,000           3.50           $ 0.20
         $     0.30        15,866,665           3.75           $ 0.30
         $0.75-2.50           359,750           1.30           $ 2.02
                           ----------
                           33,921,545
                           ==========

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE 7 - FOREIGN OPERATIONS

For the three months ended March 31, 2007 and 2006, the Company derived all of its revenue from its subsidiaries located in the People's Republic of China.

Identifiable assets by geographic areas as of March 31, 2007 and 2006 are as follows:

         Identifiable Assets at March 31, 2007:

         United States ..........   $  300,975
         China ..................    7,573,115
                                    ----------
         Total ..................   $7,874,090
                                    ==========

NOTE 8 - SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. For the three months ended March 31, 2007 and 2006, the Company operated in two reportable business segments - (1) the sale of commercial disinfectant products and (2) trading company that involves import and export activities. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Condensed information with respect to these reportable business segments for the three months ended March 31, 2007 and 2006 is as follows:

Three months ended March 31, 2007:

                                               IMPORT AND     CORPORATE
                                DISINFECTANT     EXPORT         AND
                                  PRODUCTS      BUSINESS       OTHER      CONSOLIDATED
                                ------------   ----------    ----------   ------------
Net revenue .................    $1,146,001    $1,149,949    $        -    $2,295,950
Net revenue-related party ...       549,882             -             -       549,882
Interest expense (income) ...        15,121             3             -        15,124
Depreciation and Amortization        10,270             -             -        10,270
Net income (loss) ...........       370,458        88,147        35,426       494,032
Long-lived asset expenditures         7,011           465             -         7,476
Segment Assets ..............    $6,611,492    $  961,623    $  300,975    $7,874,090

Net revenues for the three months ended March 31, 2007 were $2,845,832. Included in our net revenues for the three months ended March 31, 2007 are $549,882 in related party sales and $2,295,950 in sales to independent third parties. Included in our net revenues for the three months ended March 31, 2007, is $1,695,883 of revenues attributable to LiKang Disinfectant and $1,149,949 of revenues attributable to LiKang International.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE 8 - SEGMENT INFORMATION (CONTINUED)

The Segment Assets related to the import and export business are comprised of cash of $246,944, accounts receivables of $587,753, other receivables of $1,292, advances on purchases of $124,492, inventory of $677, and property and equipment of $465.

Three months ended March 31, 2006:

                                               IMPORT AND     CORPORATE
                                DISINFECTANT     EXPORT         AND
                                  PRODUCTS      BUSINESS       OTHER      CONSOLIDATED
                                ------------   ----------    ----------   ------------
Net revenue .................    $  608,271    $        -    $        -    $  608,271
Net revenue-related party ...     1,260,255             -             -    $1,260,255
Interest expense (income) ...        13,358             -             -        13,358
Depreciation and amortization        21,872             -             -        21,872
Net income (loss) ...........       279,821             -       (77,881)      201,940
Long-lived asset expenditures        66,842             -             -        66,842
Segment Assets ..............    $5,308,060    $        -    $  135,871    $5,443,931

Net revenues for the three months ended March 31, 2006, were $1,868,526. Included in our net revenues are $1,260,255 in related party revenues and $608,271 in sales to independent third parties. As we incorporated LiKang International during fiscal 2006 we did not have comparable revenues for the three months ended March 31, 2006.

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

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE 9 - OPERATING RISK (CONTINUED)

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

NOTE 10 - SUBSEQUENT EVENTS

On April 6, 2007, our wholly-owned subsidiary Linkwell Tech Group, Inc., a Florida corporation ("Linkwell Tech") entered into two material stock purchase agreements.

In one agreement, Linkwell Tech agreed to acquire a 100% equity interest in Biological a related party transaction with Xuelian Bian, an individual, Wei Guan, an individual, and LiKang Pharmaceuticals. Pursuant to the terms of the agreement, Mr. Bian and LiKang Pharmaceuticals will receive 1,000,000 shares of Linkwell Corporation restricted common stock. The transaction is due to close on or before June 30, 2007. Following the transaction, our wholly-owned subsidiary Linkwell Tech will own 100% ownership equity interest of Biological.

In another agreement, Linkwell Tech, which already owned a 90% equity interest in LiKang Disinfectant, entered into an agreement to purchase the remaining 10% equity interest of LiKang Disinfectant from Shanhai. Pursuant to the terms of the agreement, Shanhai will receive 3,000,000 shares of Linkwell Corporation restricted common stock. The transaction is due to close on or before June 30, 2007. Following the transaction, our wholly-owned subsidiary Linkwell Tech will own 100% ownership equity interest of LiKang Disinfectant.

On April 10, 2007, Shanghai LiKang Disinfectant entered into an agreement with Shanghai Youlai Chemical Technology Co., Ltd. to manufacture and supply disinfectant products specifically used on containers inspected by the China Customs Department at its ports in Shanghai, China.

On April 18, 2007, LiKang Disinfectant entered into an agreement with Kodak (China) International Trading Co., Ltd., to provide special disinfectant products for the medical use on X-ray display box products.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2007 and 2006 (unaudited), should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Form 10-QSB.

OVERVIEW

         Since 1988 we have developed, manufactured and distributed disinfectant health care products primarily to the medical industry in China. In the last few years China has witnessed a variety of public health crises, such as the outbreak of SARS, which demonstrated the need for increased health standards in China. In response, beginning in 2002 the Chinese government has undertaken various initiatives to improve public health and living standards, including continuing efforts to educate the public about the need for proper sanitation procedures and the establishment of production standards for the disinfectant industry in China. As a result of this heightened license and permit system, all disinfectant manufacturers must comply with "qualified disinfection product manufacturing enterprise requirements" established by the Ministry of Public Health. The requirements include standards for hardware such as facilities and machinery, and software, including the technology to monitor the facilities, as well as heightened knowledge and capabilities of the production staff regarding quality control procedures. Following the adoption of the industry standards in 2002, we have been granted 26 hygiene licenses by the Ministry of Public Health.

         We believe that the government standards adopted in July 2002 have increased the barriers to entry for competitors in the disinfectant industry in China. The implementation of these improved production standards and license requirements has effectively decreased the competitive landscape as it pertains to small to medium size manufacturers since the new standards are especially difficult for companies with limited product offerings and inferior technical content. In addition, prior to the adoption of industry standards, disinfectant products were generally marketed and sold based on price as opposed to quality. We believe that as a result of the adoption of industry standards, the marketplace is evolving with a more stringent focus on product quality which we believe will enable us to increase our base of commercial customers thereby increasing our revenues.

         Historically our focus has been on the commercial distribution of our products. Our customers include hospitals, medical suppliers and distribution companies throughout China. We have made efforts to expand our distribution reach to the retail market. We have repackaged certain of our commercial disinfectant products for sale to the consumer market and have commenced upon expanding our customer base to include hotels, schools, supermarkets, and pharmacies. By virtue of the Chinese government's continuing focus on educating the Chinese population about the benefits of proper sanitation procedures, we believe that another key to increasing our revenues is the continued expansion of the retail distribution of our products.

         The disinfectant industry in China is an emerging industry populated with small, regional companies. We estimate that there are in excess of 1,000 manufacturers and distributors of disinfectant products in China; however, most domestic competitors offer a limited line of products and there are only a few domestic companies with a nationwide presence. We believe that our national marketing and sales presence throughout all 22 provinces, as well as four autonomous regions, and four municipalities in China gives us a competitive advantage over many other disinfectant companies in China, and will enable us to leverage the brand awareness for our products with commercial customers to the retail marketplace.

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

         In August 2006, we incorporated a new subsidiary, LiKang International. Since its organization, LiKang International has primarily served as an agent for third parties who desire to export goods from China, including computers, computer components, small medical equipment and instruments, meters, scales electromechanical devices. In October 2006, LiKang International expanded its scope of goods to include light weight construction materials, textile crafts, furniture, and chemical raw materials with LiKang International taking ownership of the products for later resale.

         Following the formation of LiKang International during third quarter of fiscal 2006, we now report our operations in two segments, LiKang Disinfectant and LiKang International. For the three months ended March 31, 2007 revenues from LiKang Disinfectant represented approximately 59.6% of our net revenues and revenues from LiKang International represented approximately 40.4% of our total net revenues.

RESULTS OF OPERATIONS

For the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.

                                             Three Months Ended
                                                  March 31,             $ Change        %
                                             2007           2006       2007 v 2006    Change
                                         --------------------------    -----------    ------
                                                (unaudited)
Revenues .............................   $ 2,295,950    $   608,271     1,687,679      +277%
Revenues-related parties .............       549,882      1,260,255      (710,373)      -56%
                                         -----------    -----------
Total Net Revenues ...................     2,845,832      1,868,526       977,306       +52%

Cost of sales ........................     1,853,120      1,227,448       625,672       +51%
                                         -----------    -----------

Gross profit .........................       992,712        641,078       351,634       +55%

Operating expenses:
Selling expenses .....................       266,785        105,559       161,226      +153%
General and administration expenses ..       250,172        262,616       (12,444)       -5%
                                         -----------    -----------
Total operating expenses .............       516,957        368,175       148,782       +40%
                                         -----------    -----------

Operating income .....................       475,755        272,903       202,852        74%

Other income (expense): ..............       120,514              -       120,514      +100%
Interest income ......................         1,093          1,557          (464)      -30%
Interest expense - related party .....        (4,297)        (4,145)         (152)       +4%
Interest expense .....................       (11,917)       (10,770)       (1,147)      +11%
                                         -----------    -----------
Total other income (expense) .........       105,393        (13,358)      118,751         NM
                                         -----------    -----------

Income before discontinued operations,
  income taxes and minority interest .       581,148        259,545       321,603      +124%

Income taxes .........................       (43,415)       (47,124)       (3,709)       -8%
                                         -----------    -----------

Income before minority interest ......       537,733        225,215       312,518      +139%
Minority interest ....................       (41,162)       (23,275)       17,887       +77%
                                         -----------    -----------
Net income ...........................   $   496,571    $   201,940       294,631      +146%
                                         ===========    ===========

Other key indicators:
                                                THREE MONTHS ENDED
                                                    MARCH 31,                %
                                                2007         2006         CHANGE
                                                ----         ----         ------

Cost of sales as a percentage of revenues ..    65.1%        65.7%        -0.57%
Gross profit margin ........................    34.9%        34.3%         0.57%
Selling expenses as a percentage of revenues     9.4%         5.6%         3.73%
G&A expenses as a percentage of revenues ...     8.8%        14.1%        -5.26%
Total operating expenses as a percentage of
  revenues .................................    18.2%        19.7%        -1.54%

NET REVENUES

         Net revenues for the three months ended March 31, 2007 were $2,845,832 as compared to net revenues of $1,868,526 for the three months ended March 31, 2006, an increase of $977,306 or approximately 52%. Included in our net revenues for the three months ended March 31, 2007 are revenues of $1,695,883 attributable to LiKang Disinfectant and revenues of $1,149,949 attributable to LiKang International. Of our total net revenues for the three months ended March 31, 2007, $549,882 or approximately 19%, were attributable to related parties as compared to net revenues of $1,260,255, or approximately 67%, of our total net revenues for the comparable period in fiscal 2006. All revenues from related parties are attributable to LiKang Disinfectant. As described below, we expect the percentage of our total revenues attributable to related party sales to continue to decrease during the balance of fiscal 2007.

         LiKang International, which commenced operations in the third quarter of fiscal 2006, did not have revenues during the comparable period in fiscal 2006. We expect revenues from LiKang International will increase during the remainder of fiscal 2007.

         Revenues associated with LiKang Disinfectant decreased $172,643, or approximately 9%, during the first quarter of fiscal 2007 when compared to the first quarter of fiscal 2006. All of LiKang Disinfectant's sales are made in China. The decrease in our revenues from LiKang Disinfectant in the fiscal 2007 period is attributable to reduced demand for disinfectant products during the period. The Asian region has witnessed relatively few outbreaks of infectious diseases, such as SARS and avian flu, over the past 12 months as compared to a series of outbreaks in 2005 which translated to increase demand for LiKang Disinfectant's products during the first quarter of fiscal 2006. In addition, Historically, the period from January 1 through June 30 annually is typically a period of reduced volume for LiKang Disinfectant as compared to the second half of the calendar year. We expect to continue to witness this historical cyclical demand for our disinfectant products.

         LiKang Disinfectant's revenues associated with sales to third parties increased $537,730, or approximately 88% while revenues associated with sales to related parties decreased $710,373, or approximately 56%. LiKang Disinfectant generated revenues from sales to third parties of $1,146,001 for the first quarter of fiscal 2007 as compared to $608,271 for the first quarter of fiscal 2006, it generated revenues from sales to related parties of $549,882 for the first quarter of fiscal 2007 as compared to $1,260,255 for the first quarter of fiscal 2006.

         Of the $549,882 of revenues derived from related parties during the three months ended March 31, 2007, $544,493, or approximately 99%, was from LiKang Pharmaceuticals, a decrease of $207,145, or approximately 28%, from the comparable period in fiscal 2006. The balance of the revenues from related parties during the first quarter of fiscal 2007 included $5,389 from Meirui, an increase of $1,345 or approximately 33%, from the three months ended March 31, 2006. LiKang Disinfectant has made a conscious effort to market and promote its line of disinfectant products in less competitive markets. We believe that the higher margins it can generate in these less competitive markets will more than offset its increased shipping and certain other sales related expenses. As we continue to promote and market our products into newer markets it is expected that LiKang Disinfectant revenues generated from related parties will decrease as a percentage of revenues. Conversely LiKang Disinfectant expects to continue to witness an increase in revenues associated with independent third parties.

COST OF SALES

         For the three months ended March 31, 2007 and 2006, overall cost of sales as a percentage of revenues remained relatively constant at approximately 65%.

         During the first quarter of fiscal 2007, cost of sales related to LiKang Disinfectant was $917,004 or approximately 54% of net revenues, as compared to cost of sales of $1,227,448 or approximately 66% of net revenues for the three months ended March 31, 2006. Cost of sales includes raw materials and manufacturing costs, which includes labor, rent and an allocated portion of overhead expenses such as utilities directly related to product manufacturing. The decrease in cost of sales as a percentage of revenues is attributable to increased unit sales prices. For the three months ended March 31, 2007 LiKang Disinfectant increased unit sales prices on disinfectant product sold outside of competitive markets such as Shanghai and Beijing. LiKang Disinfectant increased unit prices on Ai'ershi disinfectant tablets from approximately $.83 per bottle in more competitive markets to as much as $1.64 per bottle for units sold in less competitive markets such as DongBei Province. As an example, LiKang Disinfectant increased the unit sales price on the An'erdian skin disinfectant from approximately $.36 per bottle in Beijing and Shanghai to $.49 per bottle in western cities such as ChongQing and XiAn. LiKang Disinfectant continues to promote and market its disinfectant products in less competitive markets where it can garner a higher per unit price as opposed to more competitive markets like Shanghai and Beijing. LiKang Disinfectant expects raw material costs to remain constant, however, LiKang Disinfectant expects to continue to witness increases in per unit sales prices, which in turn should reduce its cost of sales as a percentage of revenues.

         Historically, LiKang Disinfectant's cost of sales is comprised of approximately 65% for raw material costs and approximately 35% for manufacturing costs. We purchase raw materials from six primary suppliers and we have purchase contracts with these suppliers in an effort to ensure a steady supply of raw materials. We also purchase raw materials and finished products from Meirui, a related party. These purchases totaled $1,087 and $48,489 for the three months ended March 31, 2007 and March 31, 2006, respectively. Historically we have not experienced a fluctuation in raw material prices and do not anticipate that the prices will vary significantly during fiscal 2007.

         For the three months ended March 31, 2007, cost of sales related to LiKang International was $936,116, or approximately 81% of revenues. Its cost of sales includes the cost of products purchased for resale. LiKang International expects cost of sales will be in the range of 80% to 85% for the remainder of 2007.

GROSS PROFIT

         For the three months ended March 31, 2007 gross profit increased $351,633, or approximately 55%, as compared to the three months ended March 31, 2006. Gross profit as a percentage of revenues remained relatively constant at approximately 35% for the three months ended March 31, 2007 and 2006.

TOTAL OPERATING EXPENSES

         Total operating expenses for the three months ended March 31, 2007 increased $148,782, or approximately 40%, from the three months ended March 31, 2006. This increase includes the following:

         Selling Expenses

         For the three months ended March 31, 2007, selling expenses were $266,785 as compared to $105,559 for the three months ended March 31, 2006 an increase of $161,226, or approximately 152.7%. Included in selling expenses during the first quarter of fiscal 2007 were expenses of $196,291 attributable to LiKang Disinfectant, and increase of $90,732, or approximately 86%, from the first quarter of fiscal 2006, and expenses of $79,494 attributable to LiKang International which included insurance, shipping and freight. We did not have any selling expenses for LiKang International during the three months ended March 31, 2006.

         The increase in selling expenses for LiKang Disinfectant is primarily attributable to increases in advertising and conference expenses ($18,106), office expenses which includes telephone expense ($26,262) directly tied to sales efforts, salaries, wages and staff benefits directly related to the sales efforts ($33,960), shipping and freight $(22,521) and travel expense $(19,919) which were offset by decreases in consulting fees ($21,719), insurance $(1,674) and low consumables and customer service costs ($4,154).

         We anticipate that selling expenses will continue to increase as our revenues increase.

         General and Administrative

         For the three months ended March 31, 2007 general and administrative expenses were $250,172 as compared to $262,616 for the three months ended March 31, 2006, a decrease of $12,444, or approximately 3.7%.

         We incurred non-cash consulting fees during the three months ended March 31, 2007 of $78,208 as compared to $67,324 for the three months ended March 31, 2006, an increase of $10,884 or approximately 16%. Non-cash consulting fees represents the amortization of fees to consultants under agreements entered into during fiscal 2006 which we pay in shares of our common stock. We expect these costs will continue to increase in 2007 due to our continued business development efforts in the United States During the first quarter of fiscal 2007. We also incurred general and administrative expenses of approximately $11,941 from LiKang International for which there were no comparable expenses during the first quarter of fiscal 2006. We expect general and administrative expenses related to LiKang International will increase as we continue to promote the services of LiKang International.

         These increases were offset by a decrease of $30,577 of employee bonus expense and related social benefits expense and $7,024 of insurance costs during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006. The amounts paid in the three months ended March 31, 2006 were reduced as a result of prepayments made prior to December 31, 2005. The Company expects costs related to employee bonus expenses and insurance costs for LiKang Disinfectant will return to historic levels and these costs will increase as it adds staff to it LiKang International division.

INCOME FROM OPERATIONS

         We reported income from operations of $473,214 for the three months ended March 31, 2007 as compared to income from operations of $272,903 for the three months ended March 31, 2006, an increase of $200,312 or approximately 73%. The increase was primarily attributable to our increase in profit related to LiKang Disinfectant as a result of the increased revenues and the increase in revenues associated with LiKang International.

OTHER INCOME (EXPENSE)

         Our total other income for the three months ended March 31, 2007 was $105,393 as compared to total other expense of $13,358 for the three months ended March 31, 2006, an increase of $118,751. The increase is primarily the result of the following;

         o an increase of $120,514 in other income which is primarily attributable to the forgiveness of $120,000 in accrued registration rights penalties associated with our Series B 6% cumulative convertible preferred stock offering,

         o a decrease of $464 in interest income and an increase of $1,299 in total interest expenses are primarily attributable to exchange rate fluctuations between the U.S. Dollar and the Renminbi.

INCOME BEFORE DISCONTINUED OPERATIONS, INCOME TAXES AND MINORITY INTEREST

         For the three months ended March 31, 2007, our income before discontinued operations, income taxes and minority interest is $581,148 as compared to $259,545 for the three months ended March 31, 2006, an increase of $321,603, or approximately 123%. The income before discontinued operations, income taxes and minority interest of $581,148 is comprised of $411,620 contributed by LiKang Disinfectant, $131,562 contributed by LiKang International, and $37,966 contributed by our parent company which represents the gain on the waiver of previously accrued registration rights penalties of $120,000 offset by corporate operating expenses.

DISCONTINUED OPERATIONS

         In January 2006, we sold 100% of the capital stock of our Aerisys subsidiary to its former CEO in exchange for an assumption of all liabilities related to it. The gain from discontinued operations of $12,794 for the first quarter of fiscal 2006 represents the gain on disposal of this subsidiary. We did not have a comparable transaction in the fiscal 2007 period.

INCOME TAXES

         For the three months ended March 31, 2007 we reflected income taxes of $43,415 as compared to $47,124 for the three months ended March 31, 2006, a decrease of $3,709 or approximately 8%. For the three months ended March 31, 2007, $43,415 of income taxes reflects taxes due on operations of LiKang International. LiKang Disinfectant has previously received a waiver from the PRC on taxes due through December 31, 2007. LiKang Disinfectant has previously received a 50% waiver from the PRC on taxes due through December 31, 2010.

MINORITY INTEREST

         For the three months ended March 31, 2007, we reported a minority interest expense of $41,162 as compared to $23,275 for the three months ended March 31, 2006 an increase of $17,887. The minority interest is attributable to LiKang Disinfectant's minority shareholder, and had the effect of reducing our net income.

NET INCOME

         As a result of these factors we reported net income of $496,571 for the three months ended March 31, 2007 as compared to net income of $201,940 for the three months ended March 31, 2006, an increase of $294,631 or approximately 146%.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. The following table provides certain selected balance sheet comparisons between March 31, 2007 and December 31, 2006:

                                              March 31,   December 31,     $ of         % of
                                                2007          2006         Change      Change
                                             ----------    ----------    ---------     ------
Working capital .........................    $4,559,142    $3,564,485      994,657      +28%
Cash ....................................    $  858,386    $1,713,723     (855,337)     -50%
Accounts receivable, net ................    $2,454,812    $1,682,878      771,934      +46%
Accounts receivable-related parties, net     $2,146,896    $1,406,425      740,471      +53%
Other receivable ........................    $    1,292    $  414,000     (412,708)    -100%
Inventories, net ........................    $  681,744    $  536,483      145,261      +27%
Prepaid expenses and other current assets    $  276,246    $  367,641      (91,395)     -25%
Short term loan receivable ..............    $   44,513    $   48,609       (4,096)      -8%
Due from related parties ................    $  645,920    $        -      645,920     +100%
Total current assets ....................    $7,109,809    $6,169,759      940,050      +15%
Property and equipment, net .............    $  764,281    $  774,733      (10,452)      -1%
Total assets ............................    $7,874,090    $6,944,492      929,598      +13%
                                             ----------    ----------    ---------     -----

Loans payable ...........................    $  658,838    $  652,382        6,456        NM
Loan payable -related party .............    $  165,471    $  165,471            -         -
Accounts payable and accrued expenses ...    $1,589,776    $1,328,720      261,056      +20%
Due to related parties ..................    $    7,246    $  204,267     (197,021)    -96%%
Advances from customers .................    $  129,336    $  254,434     (125,098)     -49%
Total current liabilities ...............    $2,550,667    $2,605,274       54,607       +2%
Total liabilities .......................    $2,550,667    $2,605,274       54,607       +2%

Minority interest .......................    $  435,482    $  394,320       41,162      +10%
                                             ----------    ----------    ---------     -----
Total stockholders' equity ..............    $4,887,941    $3,944,898    $ 943,043      +24%
                                             ----------    ----------    ---------     -----

NM = not meaningful

         At March 31, 2007, we held cash of $858,386 and working capital of $4,559,142. At March, 31, 2007, our cash position by geographic area is as follows:

         United States   $200,975
         China .......    657,411
         Total .......   $858,386

         Our working capital increased $994,657, or approximately 28% from $4,559,142 at March 31, 2007 from $3,564,485 at December 31, 2006. The increase in working capital is primarily attributable to increases in accounts receivable, accounts receivable - related parties, due from related parties and inventories which was offset by decreases in cash, other receivables, prepaid expenses and other current assets and short term loan receivable.

         At March 31, 2007 we had accounts receivable, net of allowance for doubtful accounts, due from third parties of $2,454,812 as compared to $1,682,878 at December 31, 2006. At March 31, 2007 we had accounts receivable, net of allowance for doubtful accounts, due from related parties of $2,146,896 as compared to $1,406,425 at December 31, 2006. Of the accounts receivable due from related parties at March 31, 2007, $2,138,253, or approximately 99.6%, is due from LiKang Pharmaceuticals which buys products from us for resale to non-related third party customers which are primarily medical facilities with which LiKang Pharmaceuticals has maintained long standing business relationships and have demonstrated an excellent payment history. In addition, our officers and directors as the owners of LiKang Pharmaceuticals have orally guaranteed payment on all accounts receivable due our company from this related party. Accordingly, we do not establish a reserve for doubtful accounts on receivables due from related parties. The balance of the accounts receivable due from related parties at March 31, 2007 reflects amounts due us from Meirui $8,643.

         As is customary in the PRC, we extend relatively long payment terms to our customers including related parties. Our terms of sale generally require payment within four to six months, which is considerably longer than customary terms offered in the United States. However, we believe that our terms of sale are customary amongst our competitors for a company our size within our industry. We also occasionally offer established customers, including related parties, longer payment terms on new products as an incentive to purchase these products, which has served to further increase the average days outstanding for accounts receivable. As the market for these new products is established, we will discontinue offering this sales incentive.

         For the three months ended March 31, 2007, the average turn on accounts receivable from third parties was 81 days and the average turn on accounts receivable from related parties was 299 days. For the fiscal year ended December 31, 2006, the average turn on accounts receivable from third parties was 30 days and the average turn on accounts receivable from related parties was 33 days. The accounts receivable from related parties increased $771,934 from $1,406,425 for the year ended December 31, 2006 to $2,146,896 for the three months ended March 31, 2007. This increase caused our account receivable turnover from related parties to decrease from 2.74 to 0.30. Furthermore this caused the average turn on accounts receivable from third parties to increase from 30 days for the fiscal year ended December 31, 2006, to 81 days for the three months ended March 31, 2007. The decrease in accounts receivable turnover ratio for the first quarter of fiscal 2007 as compared to fiscal 2006 is due in part to the Chinese holiday season which caused slow down in collection procedure and longer payment time.

         At March 31, 2007, our inventories of raw materials, work in process and finished goods, net of a reserve for obsolete inventory, totaled $681,744, as compared to $536,483 at December 31, 2006. At March 31, 2007 we have reserved $128,418 for possible obsolescence of inventories which represents a minimal increase from inventory reserves of $122,577 at December 31, 2006. Our management has determined that the reserve was appropriate based upon its internal analysis of our sales and anticipated customer demand. We expect to maintain our inventory at these levels for the remainder of 2007.

         At March 31, 2007, we reflect a loan due from a related party of $645,920 as compared to $0 at December 31, 2006. This amount represents funds loaned by LiKang Disinfectant to Biological for working capital purposes. The loan bears interest at 0.558% per month (or approximately 6.7% per annum), and matures on September 30, 2007. As described elsewhere in this report, in April 2007 we entered into an agreement to purchase Biological and it is anticipated that the transaction will close prior to the due date of this loan. These amounts will be satisfied prior to close.

         The increases in our total assets were offset by the following:

         o a decrease of $855,337 in cash, which is primarily attributable to cash used to fund the short term loan to Biological as described above,

         o a decrease of $412,708 in other receivables. At December 31, 2006 we reflected other receivables of $414,000 which represented amounts due from the central government of China for export incentives related to LiKang International. $412,708 of this amount was received during the three months ended March 31, 2007,

         o a decrease of $91,395 in prepaid expenses and other current assets. At March 31, 2007, we reflect prepaid expenses of $276,246 as compared to $367,641 at December 31, 2006. At March 31, 2007 prepaid expenses include $151,754 related to LiKang Disinfectant which consists of prepayments to third party vendors from us for merchandise that had not yet been shipped and $124,492 related to LiKang International which consists of down payments to various professional services for our logistic services related to the sale and transfer of products sold by LiKang International. The decrease from December 31, 2006 to March 31, 2007 reflects reduced payments to vendors related to LiKang Disinfectant. We expect that prepaid expenses related to LiKang Disinfectant will continue to decrease while prepaid expenses related to LiKang International will increase during the remainder of 2007,

         o a decrease of $4,096 in short term loan receivable. At December 31, 2006 we had a short term loan receivable of $48,609 which represented an amount due from a third party company. $4,096 represents the payment received during the three month ended March 31, 2007.

         o a decrease of $10,452 in property and equipment, net of accumulated depreciation which reflects depreciation during the three months ended March 31, 2007.

         As a result of the foregoing, our total assets increased $929,598, or approximately 13%, to $7,874,090 at March 31, 2007 from December 31, 2006. Of the total assets of $7,874,090, $961,623 relates to LiKang International, $200,975 relates to cash on deposit in the U.S. and $6,809,397 relates to LiKang Disinfectant. LiKang Disinfectant assets consist of cash of $410,467, $1,867,059 of accounts receivable, net of allowance for doubtful accounts, accounts receivable-related parties of $2,146,896, other receivables of $44,513, inventories of $681,744, and prepaid expenses of $276,246. LiKang International assets consist of $246,944 of cash, $587,753 of accounts receivable, net of allowance for doubtful accounts, $1,292 of other receivables, $677 of inventory, and prepaid expenses of $124,492. Linkwell Corp., the parent company held assets of $300,975 which reflect cash of $200,975 and receivable of $100,000 due from LiKang Pharmaceuticals.

         Our total liabilities increased $54,607 from December 31, 2006. Principal changes in our total liabilities at March 31, 2007 from December 31, 2006 include the following:

         o an increase of $6,456 in loans payable which reflects the effect of the prevailing exchange rates, and.

         o an increase of $261,056 in accounts payable and accrued expenses which primary attributed to the increase of our inventory level.

         These increases were offset by the following:

         o a decrease of $197,021 in due to related parties. At March 31, 2007 due to related parties was $7,246 as compared to $204,267 at December 31, 2006. At March 31, 2007 due to related parties consists of $146,282 due to Messrs. Bian and Guan, our officers and directors, respectively, $22,453, due to

Biological, $1,087 due to Meirui, and $177,068 due from LiKang Pharmaceuticals. The amounts due to Messrs. Bian and Guan, reflects the balance of funds which were advanced to us during the fiscal year 2006 for the registered capital of LiKang International. Under the applicable rules of the PRC the registered capital for this new subsidiary was required to be funded by individuals. The $177,068 due from LiKang Pharmaceutical is comprised of $100,000 received from the exercise of warrants received from our series A preferred stock offering, and $77,068 is related to sales of disinfectant products made to third parties. These sales were made independent of LiKang Pharmaceuticals. The third party sent payment to LiKang Pharmaceuticals in error. At December 31, 2006 we reflected a due to related party of $204,267 which consisted of $156,697 due to Messrs. Bian and Guan, our officers and directors, respectively and $47,570 due to Biological. During the three months ended March 31, 2007 we repaid $10,415 to Messrs. Bian and Guan, our officers and directors, respectively and $25,117 to Biological.

         o a decrease of $125,098 in advances from customers. Advances from customers consist of prepayments from third party customers to us for merchandise that had not yet been shipped. We will recognize the deposits as revenue as customers take delivery of the goods, in compliance with our revenue recognition policy. The decrease in advances from customers at March 31, 2007 from December 31, 2006 reflects the shipment of orders to these customers during the first quarter of fiscal 2007.

         As a result of the foregoing our total liabilities decreased to $2,550,667 at March 31, 2007 as compared to $2,605,274 at December 31, 2006, a decrease of $54,607 or approximately 2%. Of the total liabilities of $2,550,667 at March 31, 2007 they consist primarily of loans payable of $658,838, loan payable-related party of $165,471, accounts payable of $1,439,100, accrued expenses of $150,676, and advances from customers of $129,336 related to prepayments from third party customers for merchandise that had not yet been shipped

         At March 31, 2007 we reflect a minority interest of $435,482 which reflects the 10% interest in LiKang Disinfectant held by Shanhai. As described later in this report, we anticipate that we will acquire this minority interest during the second quarter of fiscal 2007.

         For the three months ended March 31, 2007 our cash position decreased to $858,386 from $1,713,723 at December 31, 2006, a decrease of $855,337 or approximately 50%. This decrease is comprised of net income of $496,571, cash provided by financing activities of $124,311 and the effective of the exchange rate on cash of $43,451 which was offset by cash used in operating activities of $373,799and cash used in investing activities of $649,300.

         Net cash used in operating activities for the three months ended March 31, 2007 was $373,799 as compared to net cash used in operating activities of $411,230 for the three months ended March 31, 2006. For the three months ended March 31, 2007, we used cash used in operating activities to fund a net increase in accounts receivable of $1,410,236 which included an increase of $652,534 in accounts receivables-related parties and increase in account receivable associated with third parties of $757,702, as well we increased inventories $145,261. In addition, accounts payable and accrued expenses increased $261,056 during the period. These increases were offset by our net income of $496,571, decreases in other receivables of $412,708, prepaid assets of $91,395 and an add back of non-cash items of $45,066. For the first quarter of fiscal 2006 we used cash in operating activities to fund an increase in accounts receivable - related party of $1,070,531 and an increase in prepaid and other assets of $10,086. These increases were offset by our net income of $189,146, an increase of $227,608 in advances from customers and decreases of $137,900 in accounts receivable, $496,644 of inventories, $739 of other assets, $485,651 of accounts payable and accrued expenses and $28,872 of tax payable, an add back of non-cash items of $131,873 and the effect of discontinued operations.

         Net cash used in investing activities for the three months ended March 31, 2007 was $649,300 as compared to net cash used in investing activities of $66,842 for the three months ended March 31, 2006, an increase of $582,458. This change is attributable to an increase of $645,920 in due from related parties. Additionally, the cash spent in purchasing of property, plant and equipment decreased by $59,366 to $7,476 as compared to $66,842 for the three months ended March 31, 2006. These were offset by a decrease of $4,096 in loans receivable.

         Net cash provided by financing activities was $124,311 for the three months ended March 31, 2007 as compared to net cash used in financing activities of $99,307 for the three months ended March 31, 2006, an increase of $223,618. During the three months ended March 31, 2007, we made repayments to a related party of $197,021 and we received net proceeds from warrants exercised of approximately $321,332. As well in the three months ended March 31, 2006, we repaid loans payable of $99,307 to a Commercial Bank.

         After giving effect to the effect of the exchange rate on our cash which provided a benefit of $43,451 for the three months ended March 31, 2007, we reported a net decrease in cash for the three months ended March 31, 2007 of $855,337 as compared to a net decrease in cash of $580,158 for the three months ended March 31, 2006.

         As described earlier in this section, we sell products to three related parties. Our terms of sale and settlement on sales to Meirui are the same as we offer third party customers. At March 31, 2007 Meirui owed us $8,643 and we owe it $1,087. LiKang Pharmaceuticals purchases products from us on an as needed basis in order to fill customer orders they have received and do not maintain an inventory of our products. They tender payment to us upon receipt of payment from their customer. The accounts receivable from LiKang Pharmaceuticals are historically paid within approximately four to six months, which is the same receivable turn rate as we experience with our third party customers. At March 31, 2007 LiKang Pharmaceuticals owed us $2,138,253. Sales of product to Biological are made on a limited basis and consist of only certain raw materials used in their manufacturing process. Biological also processes certain products for us. At March 31, 2007, Biological did not owe us any money and we owed it $22,453.

         We currently have no material commitments for capital expenditures. At March 31, 2007, we had approximately $658,000 in short term loans maturing during fiscal 2007. We plan on renewing these loans when they become due at term comparable to current terms. Other than our working capital and loans, we presently have no other alternative source of working capital available to us. We want to build an additional manufacturing line and upgrade our manufacturing facilities and technologies, in order to expand our disinfection products. Based upon our preliminary estimates this will require capital and other expenditures of approximately $1 million. In addition, unless there are further postponements by the Securities and Exchange Commission of the enactment of Section 404 of the Sarbanes-Oxley Act of 2002 as it relates to small business issuers such as our company, in connection with our annual report for our fiscal year ending December 31, 2007 our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not internal control over financial reporting is effective. In order to comply with this requirement we will need to engage a consulting firm to undertake an analysis of our internal controls as we do not have the expertise to conduct the necessary evaluation. While we have yet to engage such a consulting firm, we expect to incur consulting fees in developing the necessary documentation and testing procedures required. We are unable at this time to predict the amount of these fees

         Although at March 31, 2007 we had cash on hand of approximately $858,000, these funds are not sufficient to fund the additional line and upgrade our manufacturing facilities and technologies as well as providing working capital necessary for our ongoing operations and obligations. We will need to raise additional working capital to complete this project. We may seek to raise additional capital through the sale of equity securities. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to our company. At this time, we have no commitments to obtain additional capital.

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

         A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements included in this quarterly report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about the Company's operating results and financial condition.

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

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2007, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer who also serves as our principal financial and accounting officer, to allow timely decisions regarding required disclosure.

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

During fiscal 2006 we were required to restate our fiscal 2005 financial statements as well as certain financial statements for fiscal 2006 periods to correct accounting errors related to the recognition of interest expense, accounting for dividends on our preferred stock and corrections in our calculation of minority interest. All of our employees and accounting staff are located in the PRC and we do not presently have a chief financial officer, comptroller or similarly titled senior financial officer who is bilingual and experienced in the application of U.S. GAAP. During fiscal 2006 we began a search for an appropriate candidate who can fill such a position; however, we are unable to predict when such a person will be hired. During fiscal 2006 we also began providing additional training to our accounting staff in the application of U.S. GAAP. As a result of these matters, our management believes that a deficiency in our internal controls continues to exist. Based upon these historic accounting errors and lack of a chief financial officer and sufficient trained accounting staff, our management has determined that there is a deficiency in our internal controls over financial reporting and that our disclosure controls and procedures were ineffective at March 31, 2007. Until we expand our staff to include a bilingual senior financial officer who has the requisite experience necessary, as well as supplement the accounting knowledge of our staff, it is likely that we will continue to have material weaknesses in our disclosure controls.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

On April 6, 2007, our wholly-owned subsidiary Linkwell Tech entered into two material stock purchase agreements.

In one agreement, Linkwell Tech agreed to acquire Biological in a related party transaction with Messrs. Xuelian Bian and Wei Guan, our officers and directors, and LiKang Pharmaceuticals , a company owned by Messrs. Bian and Guan. Messrs. Bian and Mr. Guan own LiKang Pharmaceuticals and Mr. Bian and LiKang Pharmaceuticals own Biological. Pursuant to the terms of the agreement, Mr. Bian and LiKang Pharmaceuticals will receive 1,000,000 shares of our common stock in exchange for 100% of Biological. The transaction is due to close on or before June 30, 2007.

In another agreement, Linkwell Tech, which already owned a 90% equity interest in LiKang Disinfectant, entered into an agreement to purchase the remaining 10% equity interest Shanhai. Pursuant to the terms of the agreement, Shanhai will receive 3,000,000 shares of our common stock in exchange for the 10% interest in LiKang Disinfectant. The transaction is due to close on or before June 30, 2007.

On January 2, 2007 we lent Biological $645,920 for working capital purposes. The loan is unsecured, bears interest at 0.558% per month, or approximately 6.70% per annum, and is due on September 30, 2007. Biological is owned by our officers and directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

10.21 Stock Purchase Agreement for 100% equity interest of Shanghai Likang Biological High-Tech Company, Limited (1)

10.22 Stock Purchase Agreement for 10% equity interest of Shanghai Likang Disinfectant High-Tech Company, Limited (1)

10.23 Loan agreement between Likang Disinfectant and LiKang Biological, as translated, dated January 2, 2007

10.24 Consulting agreement dated September 8, 2006 between Linkwell Corp and Zhiyan Shi

31.1     Rule 13a-14(a)/15d-14(a) certification of CEO

31.2     Rule 13a-14(a)/15d-14(a) certification of principal accounting officer

32.1     Section 1350 certification of CEO and principal accounting officer

(1) Incorporated by reference to the Current Report on Form 8-K as filed with the SEC on April 13, 2007.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Linkwell Corporation

Date:  May 18, 2007                     By: /s/ Xuelian Bian
                                        --------------------
                                        Xuelian Bian
                                        Chief Executive Officer and President
                                        and principal executive and principal
                                        financial accounting officer