Form 10QSB
period 2007-06-30
Linkwell CORP
filed 2007-08-17
CIK 1042463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934

                  For the quarterly report ended June 30, 2007

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

APPLICABLE ONLY TO COPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: At August 8, 2007 there were 73,531,675 shares of common stock issued and outstanding.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2007

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
         Consolidated Balance Sheet (Unaudited) As of June 30, 2007           6
         Consolidated Statements of Operations (Unaudited)
            For the Three and Six Months Ended June 30, 2007 and 2006         7
         Consolidated Statements of Cash Flows (Unaudited)
            For the Six Months Ended June 30, 2007 and 2006                   8
         Notes to Unaudited Consolidated Financial Statements                 9
Item 2.  Management's Discussion and Analysis or Plan of Operation           25
Item 3.  Controls and Procedures                                             32


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   33
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         33
Item 3.  Default Upon Senior Securities                                      33
Item 4.  Submission of Matters to a Vote of Security Holders                 33
Item 5.  Other Information                                                   33
Item 6.  Exhibits                                                            35


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

                         PART I - FINANCIAL INFORMATION

                      LINKWELL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 and 2006

                      LINKWELL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2007
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS:
  Cash                                                       $          742,818
  Accounts receivable, net of allowance for doubtful
   accounts of $83,004                                                5,487,196
  Other receivables                                                     171,945
  Inventories, net                                                      633,762
  Prepaid expenses and other current assets                             213,088
                                                             -------------------
  Total Current Assets                                                7,248,809

Intangible assets, net                                                   34,668
Property and equipment, net                                             759,788
Due from related parties                                                655,755
                                                             -------------------

Total Assets                                                 $        8,699,020
                                                             ===================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Loans payable                                              $          668,870
  Loan payable - Related party                                          165,471
  Accounts payable, accrued expenses and other payables               1,503,558
  Due to related party                                                  473,118
  Advances from customers                                                20,855
                                                             -------------------
  Total Current Liabilities                                           2,831,872
                                                             -------------------

MINORITY INTEREST                                                       497,898
                                                             -------------------

STOCKHOLDERS' EQUITY:
  Preferred stock (No Par Value; 10,000,000 Shares
       Authorized; No shares issued and outstanding)                          -
  Series A convertible preferred stock (No Par Value;
       500,000 Shares Authorized; 375,345 shares issued
       and outstanding)                                                       -
  Series B convertible preferred stock (No Par Value;
       1,500,000 Shares Authorized; 1,500,000 shares
       issued and outstanding)                                                -
   Common Stock ($0.0005 Par Value; 150,000,000 Shares
       Authorized 73,081,675 shares issued and outstanding)              36,541
  Additional paid-in capital                                          5,610,261
  Accumulated deficit                                                  (23,999)
  Deferred compensation                                               (489,806)
  Other comprehensive gain - foreign currency                           235,553
                                                            --------------------
  Total Stockholders' Equity                                          5,369,250
                                                            --------------------
Total Liabilities and Stockholders' Equity                  $         8,699,020
                                                            ====================

                 See notes to consolidated financial statements

                      LINKWELL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  For the Three Months                 For the Six Months
                                                                    Ended June 30,                       Ended June 30
                                                           ---------------------------------    ---------------------------------
                                                                2007              2006               2007              2006
                                                           ---------------    --------------    ---------------    --------------
NET REVENUES
  Non-affiliated companies                                 $    2,646,528     $     794,191     $    4,942,478     $   1,402,462
  Affiliated companies                                            485,692           669,060          1,035,574         1,929,315
                                                           ---------------    --------------    ---------------    --------------
  Total Net Revenues                                            3,132,220         1,463,251          5,978,052         3,331,777
COST OF SALES                                                   2,003,578           762,592          3,856,698         1,990,040
                                                           ---------------    --------------    ---------------    --------------
GROSS PROFIT                                                    1,128,642           700,659          2,121,354         1,341,737
                                                           ---------------    --------------    ---------------    --------------
OPERATING EXPENSES:
  Selling expenses                                                336,941            99,648            603,726           205,207
  General and administrative                                      336.387           322,422            586,559           585,038
                                                           ---------------    --------------    ---------------    --------------
Total Operating Expenses                                          673,328           422,070          1,190,285           790,245

INCOME FROM OPERATIONS                                            455,314           278,589            931,069           551,492
                                                           ---------------    --------------    ---------------    --------------
OTHER INCOME (EXPENSE):                                                 -
  Other income                                                    (2,479)                              118,035                 -
  Registration rights penalty                                           -          (30,000)                  -          (30,000)
  Interest income                                                     717               866              1,810             2,423
  Interest expense - related party                                (4,343)           (8,849)            (8,640)          (12,994)
  Interest expense                                               (10,659)           (9,011)           (22,576)          (19,781)
                                                           ---------------    --------------    ---------------    --------------
Total Other Expense                                              (16,764)          (46,994)             88,629          (60,352)
                                                           ---------------    --------------    ---------------    --------------
INCOME BEFORE DISCONTINUED OPERATIONS, INCOME
 TAXES AND MINORITY INTEREST                               $      438,550     $    231,595      $    1,019,698     $     491,140
                                                           ---------------    --------------    ---------------    --------------
Gain ( Loss) From Discontinued Operations                               -                 -                  -            12,794
                                                           ---------------    --------------    ---------------    --------------
INCOME BEFORE INCOME TAXES AND MINORITY INTERES                   438,550           231,595          1,019,698           503,934
INCOME TAXES                                                     (36,189)          (15,258)           (79,604)          (62,382)
                                                           ---------------    --------------    ---------------    --------------
INCOME BEFORE MINORITY INTEREST                                   402,361           216,337            940,094           441,552
MINORITY INTEREST                                                (51,175)          (27,585)           (92,337)          (50,860)
                                                           ---------------    --------------    ---------------    --------------
NET INCOME                                                 $      351,186     $     188,752     $      847,757     $     390,692
                                                           ===============    ==============    ===============    ==============
CUMULATIVE PREFERRED DIVIDENDS                                          -                                    -          (53,692)
DEEMED PREFERRED STOCK DIVIDENDS                                        -           (7,743)                  -                 -
                                                           ---------------    --------------    ---------------    --------------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS      $      351,186     $     181,009     $      847,757     $     337,000
                                                           ===============    ==============    ===============    ==============
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:

  Basic                                                    $         0.01     $        0.00     $         0.01     $        0.01
                                                           ===============    ==============    ===============    ==============
  Diluted                                                            0.01              0.00               0.01              0.01
                                                           ===============    ==============    ===============    ==============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                        73,081,675        60,469,126         72,835,810        60,387,088
                                                           ===============    ==============    ===============    ==============
  Diluted                                                      75,179,150        66,146,196         74,933,286        63,991,243
                                                           ===============    ==============    ===============    ==============

                 See notes to consolidated financial statements

                      LINKWELL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      For the Six Months
                                                                        Ended June 30,
                                                            ---------------------------------------
                                                                  2007                  2006
                                                            ------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                            $         847,757     $        377,898

      Adjustments to reconcile net income from operations
         to net cash provided by (used in) operating
         activities:
         Depreciation and amortization                                 20,996               44,680
         Minority interest                                            103,578               54,094
         Allowance for doubtful accounts                             (61,635)               48,616
         Allowance for doubtful accounts-related party               (87,937)                    -
         Stock-based compensation                                     156,416              134,647
      Changes in assets and liabilities:
         Accounts receivable                                      (1,346,514)             (13,722)
         Accounts receivable - related party                        (901,808)            (592,025)
         Other receivable                                             242,055                    -
         Inventories                                                 (97,279)              527,276
         Prepaid and other current assets                             154,553             (76,950)
         Other assets                                                       -                  734
         Accounts payable and accrued expenses                        175,064            (488,374)
         Tax payable                                                    (228)             (74,967)
         Advances from customers                                    (233,579)              254,900
                                                            ------------------    -----------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (1,028,561)              196,807
                                                            ------------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Decrease in loan receivable                                   48,609                    -
         Increase in loan receivable - related party                (655,755)            (249,797)
         Purchase of property, plant and equipment                   (17,781)             (84,739)
         Purchase of Intangible Assets                               (34,668)                    -
                                                            ------------------    -----------------
NET CASH USED IN INVESTING ACTIVITIES                               (659,595)            (334,536)
                                                            ------------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of loans payable                                         -             (24,361)
         Repayment of loan payable - related party                    268,851            (124,899)
         Proceeds from Warrants Exercised                             321,332               32,474
                                                            ------------------    -----------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   590,183            (116,786)
                                                            ------------------    -----------------

EFFECT OF EXCHANGE RATE ON CASH                                       127,068                6,999
                                                            ------------------    -----------------
NET INCREASE IN CASH                                                (970,905)            (247,516)
                                                            ------------------    -----------------

CASH  - beginning of year                                           1,713,723            1,460,078
                                                            ------------------    -----------------

CASH - end of period                                        $         742,818     $      1,212,562
                                                            ==================    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
      Cash paid for:
            Interest                                        $          16,213     $         28,088
                                                            ==================    =================
            Income taxes                                    $               -     $         61,969
                                                            ==================    =================


                 See notes to consolidated financial statements

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


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

       LiKang Disinfectant's products are utilized by the hospital and medical industry in China LiKang Disinfectant has developed a line of disinfectant product offerings. LiKang Disinfectant regards the hospital disinfecting products as the primary segment of its business. LiKang Disinfectant has developed and manufactured several series products in the field of skin mucous disinfection, hand disinfection, surrounding articles disinfection, medical instruments disinfection and air disinfection.

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

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION

Certain reclassifications have been made to the prior year to conform to current year presentation.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary, Linkwell Tech Group, Inc., and its 90%-owned subsidiary, LiKang Disinfectant. All significant inter-company balances and transactions have been eliminated.

USE OF ESTIMATES

       The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in the six month period ended June 30, 2007 and 2006 include the allowance for doubtful accounts, stock-based compensation, the useful life of property and equipment and intangible assets, the inventory reserve, and the valuation of derivative liabilities.

FAIR VAULE OF FINANCIAL INSTRUMENTS

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

ACCOUNTS RECEIVABLE

       The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2007, the Company has established an allowance for doubtful accounts in the amount of $83,004, based on a review of its accounts receivable outstanding balances.

INVENTORIES

       Inventories, consisting of raw materials, work in process and finished goods related to the Company's products are stated at the lower of cost or market utilizing the weighted average method.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


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

IMPAIRMENT OF LONG-LIVED ASSETS

       In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the six months ended June 30, 2007.

ADVANCES FROM CUSTOMERS

       Advances from customers at June 30, 2007 of $20,855 consist of prepayments from third party customers to the Company for merchandise that had not yet been shipped by the company. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME (LOSS) PER COMMON SHARE (CONTINUED)

The Company's common stock equivalents at June 30, 2007 and 2006 include the following:

                                        2007                  2006
                               --------------------   ------------------
Convertible preferred stock              -                18,753,450
Warrants                             33,921,545           37,134,865
                               --------------------   ------------------
                                     33,921,545           55,888,315
                               ====================   ==================


REVENUE RECOGNITION

       The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company(pound)(0)

       The Company's revenues from the sale of products are recorded when the goods are shipped, title passes, and collectibility is reasonably assured.

       The Company's revenues from the sale of products to related parties are recorded when the goods are shipped which occurs simultaneously with the shipment being made by our related parties to their customers. Upon shipment, title passes, and collectibility is reasonably assured. The Company receives purchase orders from our related parties on an as need basis from the related party customers. Generally, the related party does not hold the Company's inventory. If the related party has inventory on hand at the end of a reporting period, the sale is reversed and the inventory is included on the Company's balance sheet.

       Prior to October 1, 2006, LiKang International follows the guidance of EITF99-19 "Reporting Revenue Gross as a Principal versus Net as an agent." LiKang International records the net revenue when the supplier is the primary obligor in the arrangement. Since October 1, 2006, LiKang International has become the primarily obligor for providing products to its customers and takes ownership of its inventory. Accordingly, effective October 1, 2006, LiKang International records gross revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determined, and collectibility is reasonable assured.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK

       Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the U.S. and in China. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally wide distribution of our products and shorter payment terms then customary in PRC. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. For the six months ended June 30, 2007 and 2006, sales to related parties accounted for 17% and 58% of net revenues, respectively.


COMPREHENSIVE INCOME

       The Company uses Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

SHIPPING COSTS

       Shipping costs are included in selling and marketing expenses and totaled $168,089 and $52,309for the six months ended June 30, 2007 and 2006, respectively.

ADVERTISING

       Advertising is expensed as incurred. For the six months ended June 30, 2007 and 2006, advertising expenses amounted to $47,491 and $15,121, respectively.

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

NON-EMPLOYEE STOCK BASED COMPENSATION

       The cost of stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue ("EITF 96-18"), "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18").

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REGISTRATION RIGHTS AGREEMENTS

       The Company has adopted View C of EITF 05-4 "Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19" ("EITF 05-4"). Accordingly, the Company classifies as liability instruments, the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the SEC within contractually fixed time periods, and
(ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements. Under View C of EITF 05-4, (i) registration rights with these characteristics are accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer's own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments. At December 31, 2006 we reflected accrued registration rights penalty payable of $120,000 in connection with the Company's Series B Preferred Stock offering. During the six months ended June 30,2007, each of the investors from the Series B Preferred Stock offering elected to waive their right to penalties related to the Series B Preferred Stock offering. Accordingly, the full amount of the accrued penalty of $120,000, which has been waived, has been included as an element of other income in our consolidated statements of operations at June 30, 2007.

FOREIGN CURRENCY TRANSLATION

       Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

       The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary is Renminbi, the local currency, or sometimes referred to as the Chinese Yuan ("RMB"). The financial statements of the subsidiary are translated into United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash at June 30, 2007 was $235,553.

RESERCH AND DEVELOPMENT

       Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and salaries paid for the development of the Company's products and fees paid to third parties. Research and development costs for the six months ended June 30, 2007 and 2006 were approximately $8,006 and $9,594, respectively.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

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

       In September 2006, the Staff of the SEC issued SAB No. 108: "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This Statement is effective for fiscal years ended after November 15, 2006. The adoption of SAB No. 108 did not have a significant impact on the company's consolidated financial statements.

       In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115" (Statement 159). Statement 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations

       In June 2007, the FASB Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-11, "Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards" ("EITF 06-11"). EITF 06-11 provides accounting guidance on how to recognize the realized tax benefits associated with the payment of dividends under a share-based payment arrangement. EITF 06-11 requires that the realized tax benefits associated with dividends on unvested share-based payments be charged to equity as an increase in additional paid-in capital and included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations

       In June 2007, the EITF reached a consensus on EITF Issue No. 07-3 "Accounting for Advance Payments for Goods or Services to be Received for Use in Future Research and Development Activities" ("EITF 07-3"). EITF 07-3 provides clarification surrounding the accounting for non-refundable research and development advance payments, whereby such payments should be recorded as an asset when the advance payment is made and recognized as an expense when the research and development activities are performed. The adoption of SAB No. 108 did not have a significant impact on the company's consolidated financial statements.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


NOTE 2 - INVENTORIES

At June 30, 2007, inventories consisted of the following:

         Raw materials                         $          382,412
         Work in process                                   44,850
         Finished goods                                   335,761
                                               ------------------
             Total                                        763,023
         Less: reserve for obsolescence                 (129,261)
                                               ------------------
             Inventory, net                    $          633,762
                                               ==================


NOTE 3 - PROPERTY AND EQUIPMENT

At June 30, 2007, property and equipment consist of the following:

                                          Estimated Life
                                          --------------
         Office equipment and furniture      5-7 Years        $        131,425
         Autos and trucks                    10 Years                  182,793
         Manufacturing equipment              7 Years                  215,446
         Building and land                   20 Years                  517,841
                                                              -----------------
             Total                                                   1,047,505
         Less: accumulated depreciation                              (287,717)
                                                              -----------------

             Property and equipment, net                      $        759,788
                                                              =================

For the six months ended June 30, 2007 and 2006, depreciation expense amounted to $20,996 and $44,680, respectively.


NOTE 4 - LOANS PAYABLE

Loans payable consisted of the following at June 30, 2007:

         Note to De Chang  Credit  Union  due on June 3, 2008
         with  interest  at 7.88% per annum. Guaranteed by
         Shanghai Shanhai                                         $    340,993
         Note to De Chang  Credit  Union due on  December  3,
         2007 with  interest  7.34% per annum. Guaranteed by
         Shanghai Shanhai and Chairman Bian                             27,877
                                                                  -------------
             Total                                                $    668,870
                                                                  =============

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


NOTE 5 - RELATED PARTY TRANSACTIONS

       The Company's 90% owned subsidiary, LiKang Disinfectant, is engaged in business activities with four related parties; Shanghai LiKang Meirui Pharmaceuticals High-Tech Company, Ltd. ("Meirui"), Shanghai Shanhai Group ("Shanhai"), Shanghai LiKang Pharmaceuticals Technology Co., Ltd. ("LiKang Pharmaceuticals"), and Shanghai LiKang Biological High-Tech Co., Ltd. ("Biological").

       Shanghai LiKang Meirui Pharmaceuticals High-Tech Co., Ltd. ("Meirui"), a company of which Shanghai Shanhai Group, LiKang Disinfectant's minority shareholder, owns 68%, provides certain contract manufacturing of two products for LiKang Disinfectant. Specifically, Meirui provides LiKang Disinfectant with ozone producing equipment and ultraviolet radiation lamp lights. In addition, under the terms of a two year agreement entered into in January 2005, Meirui produces the Lvshaxing Air Disinfectant Machine and LiKang Surgery hand-washing table for LiKang Disinfectant. In January 2005, LiKang Disinfectant signed a two year agreement with Meirui to market its products to the retail consumer market using Meirui's proprietary sales network which caters to the retail/consumer market in China. For the six months ended June 30, 2007 and 2006, the Company recorded net revenues of $14,667 and $7,949 to Meirui, respectively. At June 30, 2007, Meirui owed LiKang Disinfectant $18,356. In general, accounts receivable due from Meirui are payable in cash and are due within 4 to 6 months, which approximate normal business terms with independent third parties.

       Shanghai LiKang Pharmaceuticals Technology Co., Ltd., ("LiKang Pharmaceuticals"), which is owned by Messrs. Xuelian Bian (90%) and Wei Guan (10%), the Company's officers and directors, sells the Company's products to third parties. For the six months ended June 30, 2007 and 2006, the Company recorded net revenues of $1,020,906 and $ 1,920,473 to Shanghai LiKang Pharmaceuticals, respectively. At June 30, 2007, accounts receivable from sales due from LiKang Pharmaceuticals was $2,377,812. In general, accounts receivable due from LiKang Pharmaceuticals are payable in cash and are due within 4 to 6 months, which approximate normal business terms with independent third parties.

       Shanghai Shanhai Group, the minority shareholder of LiKang Disinfectant, is owned by Group Employee Share-holding Commission (16.25%) and Baoshan District Dachang Town South Village Economic Cooperation Club (83.75%). The Company leases its principal executive offices and warehouse space from Shanghai Shanhai Group for approximately $36,000 per year. Shanghai Shanhai Group also holds the land use permit for the principal executive office building. For the six months ended June 30, 2007 and 2006, rent expense paid to this related party amounted to $665,372 and $32,310, respectively. Additionally, in January 2005, the Company borrowed $165,471(RMB 1,310,000) from.Shanghai Shanhai Group for working capital purposes, which is reflected on the accompanying balance sheet as loans payable - related party. The loan bears interest at 10% per annum and is payable on demand. For the six months ended June 30, 2007, interest expense related to this note amounted to $8,640.

       Shanghai LiKang Biological High-Tech Company, Ltd. ("Biological"), which is 60% owned by Messrs. Xuelian Bian, the Company's officer and director, and 40%-owned by LiKang Pharmaceuticals (owned by Messrs. Xuelian Bian (90%) and Wei Guan (10%), the Company's officers and directors) sells biological products, cosmetic products and develops technology for third parties. Additionally, the Company sells certain raw materials to Biological employed in the Biological production process. Additionally, for the six months ended June 30, 2007, the Company purchased product from Biological amounting to $44,196.

        On January 2, 2007, the Company loaned $655,755(RMB 5,000,000) to Bioligical for working capital purpose, which is reflected on the accomanying balance sheet as due from related party. The loan bears interest at 0.558% per month, maturing on September 30, 2007.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


NOTE 6 -  SHAREHOLDER' EQUITY

COMMON STOCK

        On January 10, 2006 and effective January 1, 2006, the Company entered into a three year agreement with China Direct Investments, Inc. to provide business development and management services. In conncetion with this agreement, the Company issued 4,700,000 shares of the Company's common stock. The Company valued these service using the fair value of common shares on grant date at $0.18 per share and recorded deferred consulting expense of $846,000 to be amortized over the service period. For the six months ended June 30, 2007, amortization of deferred consulting expenses amounted to $141,000.

        On September, 2006, the Company entered into a three-year agreement with a consultant to provide business development and management services. In connection with this agreement, the Company issued 500,000 shares of the Company's common stock. The Company valued these services using the fair value of common shares on grant date at $0.185 per share and recorded deferred consulting expense of $92,500 to be amortized over the service period. For the six months ended June 30, 2007, amortization of consulting compensation amounted to $15,416.

2000 EQUITY COMPENSATION PLAN

       On October 10, 2000, the Company's Board of Directors adopted its 2000 Equity Compensation Plan under which a total of 540,000 shares of common stock are made available for the granting of awards, a portion or all of which may qualify as incentive stock options, non-incentive stock options and restricted stock grants. The purpose of the plan, which was approved by the Company's shareholders on November 10, 2000, is to encourage stock ownership by its officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of its business and an added incentive to continue to advance and contribute to us. If any option or restricted stock grant expires or terminates before it has been exercised in full, the shares of common stock allocable to the unexercised portion of such option or restricted stock grant may again be subject to an option or restricted stock grant under the 2000 Equity Compensation Plan. The number of shares available and subject to options, option prices and, to the extent applicable, the number of shares subject to any restricted stock grant will be adjusted upward or downward, as the case may be, in the event of any subdivision or consolidation of shares or other capital readjustment, stock dividend, merger, consolidation or similar transaction affecting the shares. At June 30, 2007, the Company did not have any options to purchase shares of its common stock outstanding under the plan.

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

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


NOTE 6 -  SHAREHOLDERS' EQUITY (CONTINUED)

2000 EQUITY COMPENSATION PLAN (CONTINUED)

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

NON-QUALIFIED STOCK OPTION PLAN

       On December 21, 2000 the Company's Board of Directors adopted our Non-Qualified Stock Option Plan under which a total of 200,000 shares of common stock were made available for granting of non-qualified stock options to officers, directors, employees and key advisors or consultants. The purpose of the plan is to encourage the participants to contribute materially to its growth. If any option expires or terminates before it has been exercised in full, the shares of common stock allocable to the unexercised portion of such option may again be subject to an option under the Non Qualified Stock Option Plan. The number of shares available and subject to options and option prices will be adjusted upward or downward, as the case may be, in the event of any subdivision or consolidation of shares or other capital readjustment, stock dividend, merger, consolidation or similar transaction affecting the shares. At June 30, 2007, the Company did not have any options to purchase shares of our common stock outstanding under the plan.

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

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


NOTE 6 -  SHAREHOLDERS' EQUITY (CONTINUED)

NON-QUALIFIED STOCK OPTION PLAN (CONTINUED)

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

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


NOTE 6 -  SHAREHOLDERS' EQUITY (CONTINUED)

NON-QUALIFIED STOCK OPTION PLAN (CONTINUED)

2005 Equity Compensation Plan (Continued)

       During the three months ended June 30, 2007, the Company did not grant any stock options.

       As of June 30, 2007, there are no unrecognized compensation costs since all options granted under the stock option plans are completely vested.


COMMON STOCK WARRANTS

       Stock warrant activity for the six months ended June 30, 2007 is summarized as follows:

                                                             Weighted Average
                                          Number of Shares    exercise price
                                         -----------------  ------------------
     Outstanding at December 31, 2006        37,134,865           $ 0.25
                                         -----------------
     Granted                                      -                  -
     Exercised                                3,213,320           $ 0.10
                                         -----------------
     Outstanding at June 30, 2007            33,921,545           $ 0.25
                                         =================


The following table summarizes the Company's stock warrants outstanding at June 30, 2007:

                                           Warrants outstanding and exercisable
                                           ------------------------------------

            Range of                          Weighted            Weighted
            exercise                           average            average
              price        Number            remaining           exercise
         ------------  ------------            life                 price
         $      0.10       540,130         -------------        -------------
         $      0.20    17,155,000               2.88                0.10
         $      0.30    15,866,665               3.15                0.20
         $ 0.75-2.50       359,750               3.40                0.30
                       ------------              0.95                2.02
                        33,921,545
                       ============

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


NOTE 7 - FOREIGN OPERATIONS

       For the six months ended June 30, 2007 and 2006, the Company derived all of its revenue from its subsidiaries located in the People's Republic of China. Identifiable assets by geographic areas as of June 30, 2007 as follows:

       Identifiable Assets at June 30, 2007:
         United States                $    100,000
         China                           8,599,020
                                      -------------
         Total                        $  8,699,020
                                      -------------

NOTE 8 - SEGMENT INFORMATION

       The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. For the six months ended June 30, 2007 and 2006, the Company operated in two reportable business segments - (1) the sale of commercial disinfectant products and (2) trading company that involves import and export activities. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Condensed information with respect to these reportable business segments for the six months ended June 30, 2007 and 2006 is as follows:

Six months ended June 30, 2007:


                                                                  IMPORT AND            CORPORATE
                                               DISINFECTANT         EXPORT                 AND
                                                PRODUCTS          BUSINESS                OTHER               CONSOLIDATED
---------------------------------------    -----------------    -----------------    ------------------    ---------------------
Net revenue                                $      2,588,836     $      2,353,642     $               -     $          4,942,478
Net revenue-related party                         1,035,574                    -                     -                1,035,574
Interest income (expenses)                         (29,915)                  509                     -                 (29,406)
Depreciation and Amortization                        20,981                   15                     -                   20,996
Net income (loss)                                   831,034              157,940             (141,218)                  847,757
Long-lived asset expenditures                        17,309                  472                     -                   17,781
Segment Assets                             $      7,527,571     $      1,071,449     $         100,000     $          8,699,020

       Net revenues for the six months ended June 30, 2007 were $5,978,052. Included in our net revenues for the six months ended June 30, 2007 are $1,035,574 in related party sales and $4,942,478 in sales to independent third parties. Included in our net revenues for the six months ended June 30, 2007, is $3,624,410 of revenues attributable to LiKang Disinfectant and $2,353,642 of revenues attributable to LiKang International.

       The Segment Assets related to the import and export business are comprised of cash of $411,261, accounts receivables of $515,031, other receivables $5,502, advances on purchases of $137,150, inventory of $2,078, and property and equipment of $417.

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


NOTE 8 - SEGMENT INFORMATION (CONTINUED)
Six months ended June 30, 2006:


                                                                  CORPORATE
                                        DISINFECTANT                 AND
                                         PRODUCTS                   OTHERS               CONSOLIDATED
-----------------------------------   ------------------       -----------------     --------------------
Net revenue                           $       3,331,777        $              -      $         3,331,777
Net revenue-related party                     1,929,315                       -                1,929,315
Interest income (expense)                        30,352                       -                   30,352
Depreciation and Amortization                    44,680                       -                   44,680
Net income (loss)                               390,692                       -                  390,692
Long-lived asset expenditures                    84,739                       -                   84,739
Segment Assets                        $       5,704,893        $        134,627      $         5,839,520

       Net revenues for the six months ended June 31, 2006, were $3,331,777.Included in our net revenues are $1,929,315 in related party sales and $1,402,462 in third party sales. As we incorporated LiKang International during the second half of the fiscal year 2006, the table above did not have comparable revenues for LiKang International.


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

                      LINKWELL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


NOTE 9 - OPERATING RISK (CONTINUED(pound)(C)

(d) Political risk

       Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.


NOTE 10 SUBSEQUENT EVENTS

       On July 4, 2007, our wholly-owned subsidiary Linkwell Tech Group, Inc., a Florida corporation ("Linkwell Tech") entered into a material stock purchase agreements. In the agreement, Linkwell Tech, which already owned a 90% equity interest in LiKang Disinfectant, entered into an agreement to purchase the remaining 10% equity interest of LiKang Disinfectant from Shanhai. Pursuant to the terms of the agreement, Shanhai will receive RMB2,831,221.27. Based on the best estimation of the management, the transaction is due to close on or before September 30, 2007. Following the transaction, our wholly-owned subsidiary Linkwell Tech will own 100% ownership equity interest of LiKang Disinfectant.

       On July 12, 2007, the Company issued 450,000 shares of its restricted common stock to First Trust Group, INC. to compensate the services rendered.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       The following discussion contains forward-looking statements. Forward looking statements are identified by words and phrases such as "anticipate", "intend", "expect" and words and phrases of similar import. We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements due to risks, uncertainties and assumptions that are difficult to predict, including those set forth in Item 1A above. We encourage you to read those risk factors carefully along with the other information provided in this Report and in our other filings with the SEC before deciding to invest in our stock or to maintain or change your investment. We undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law.

      You should read this MD&A in conjunction with the Consolidated Financial Statements and Related Notes in Item 1.

       In August 2006, the Company incorporated a new subsidiary, Shanghai LiKang International Trade Co., Ltd. ("LiKang International"). Since its inception, LiKang International has primarily served as an agent for third parties who desire to export goods from China, including computers, computer components, small medical equipment and instruments, meters, scales electromechanical devices. In October, 2006, LiKang International expanded its business to include light weight construction materials, textile crafts, furniture, and chemical raw materials.

       Following the consolidation of LiKang International during third quarter of fiscal 2006, we now report our operations in two segments, LiKang Disinfectant and LiKang International for the six months period ended June 30, 2007. For the comparable period of this report, the information included LiKang Disinfectant only.

OVERVIEW

       Since 1988 we have developed, manufactured and distributed disinfectant health care products primarily to the medical industry in China. In the last few years, China has witnessed a variety of public health crises, such as the outbreak of SARS, which demonstrated the need for increased health standards in China. In response, beginning in 2002 the Chinese government has undertaken various initiatives to improve public health and living standards, including continuing efforts to educate the public about the need for proper sanitation procedures and the establishment of production standards for the disinfectant industry in China. As a result of this heightened license and permit system, all disinfectant manufacturers must comply with "qualified disinfection product manufacturing enterprise requirements" established by the Ministry of Public Health. The requirements include standards for hardware such as facilities and machinery, and software, including the technology to monitor the facilities, as well as the heightened knowledge and capability of the production staff regarding quality control procedures. Following the adoption of the industry standards in 2002, we have been granted 26 hygiene licenses by the Ministry of Public Health.

       We believe that the government standards adopted in July 2002 have increased the barriers to entry for competitors in the disinfectant industry in China. The implementation of these improved production standards and license requirements has effectively decreased the competitive landscape as it pertains to small to medium size manufacturers since the new standards are especially difficult for companies with limited product offerings and inferior technical content. In addition, prior to the adoption of industry standards, disinfectant products were generally marketed and sold based on price as opposed to quality. We believe that as a result of the adoption of industry standards, the marketplace is evolving with a more stringent focus on product quality, which we believe will enable us to increase our base of commercial customers thereby increase our revenues.

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

       Our present manufacturing facilities and production capacities are sufficient for the foreseeable future, and we believe that we otherwise have the assets and capital available to us necessary to enable us to increase our revenues in future periods as the market for disinfectant products in China continues to increase. During the second half of year 2007, we will continue to focus our efforts on the retail market for our products, as well as expanding our traditional base of commercial customers. In addition, we may also consider the possible acquisition of independent sales networks, which could be used to increase our product distribution capacity and align our company with small, regional companies in the industry.

RESULTS OF OPERATIONS

         The table below sets forth the results of operations for the six months ended June 30, 2007 as compared to the same period ended June 30, 2006 accompanied by the change amount and percentage of changes.


                                                        For the Six Months                    $Change               %
                                                           Ended June 30                       2007v
                                                    2007                  2006                 2006              Change
                                              ------------------    ------------------    -----------------    ----------
Revenues                                      $       4,942,478     $       1,402,462     $      3,540,016         +252%
Revenues-related parties                              1,035,574             1,929,315            (893,741)          -46%
                                              ------------------    ------------------    -----------------
Total Net Revenues                                    5,978,052             3,331,777            2,646,275          +79%
Cost of sales                                         3,856,698             1,990,040            1,866,658          +94%
                                              ------------------    ------------------    -----------------
Gross profit                                          2,121,354             1,341,737              779,617          +58%
Operating expenses:
Selling expenses                                        603,726               205,207              398,519         +194%
General and administrative expenses                     586,559               585,038                1,521         0.26%
                                              ------------------    ------------------    -----------------
Total Operating Expenses                              1,190,285               790,245              400,040          +51%
                                              ------------------    ------------------    -----------------
Operating income                                        931,069               551,492              379,577          +69%
Other income                                            118,035                     -              118,035
Registration rights penalty                                   -              (30,000)               30,000         -100%
Interest income                                           1,810                 2,423                (613)          -25%
Interest expense - related party                        (8,640)              (12,994)                4,354          -34%
Interest expense                                       (22,576)              (19,781)              (2,795)          +14%
                                              ------------------    ------------------    -----------------
Total Other Income (Expenses)                            88,629              (60,352)              148,981         +247%
                                              ------------------    ------------------    -----------------
Income before discontinued operations income  $       1,019,698     $        491,140              528,558          +108%
taxes and minority interest
Gain ( Loss) from discontinued operations                     -                12,794             (12,794)         -100%
                                              ------------------    ------------------    -----------------
Income taxes                                           (79,604)              (62,382)             (17,222)          -28%
Minority interest                                      (92,337)              (50,860)             (41,477)          -82%
                                              ------------------    ------------------    -----------------
Net income                                    $        847,757      $        390,692      $       457,065          +117%
                                              ==================    ==================    =================


                          Other key indicators
                                                               SIX MONTHS ENDED
                                                                   JUNE 30,                        %
                                                             2007               2006             Change
Cost of sales as a percentage of revenues                    65%                60%               +5%
Gross profit margin                                          35%                40%               -5%
Selling expenses as a percentage of revenues                 10%                 6%               +4%
G&A expenses as a percentage of revenues                     10%                18%               -8%
Total operating expenses as a percentage of revenues         20%                24%               -4%

NET REVENUES

       Net revenues for the six months ended June 30, 2007 were $5,978,052 as compared to net revenues of $3,331,777 for the six months ended June 30, 2006, an increase of $2,646,275 or approximately 79%. Included in our net revenues for the six months ended June 30, 2007 are revenues of $3,624,410 attributable to LiKang Disinfectant and revenues of $2,353,642 attributable to LiKang International. Of our total net revenues for the six months ended June 30, 2007, $1,035,574 or approximately 17% were attributable to related parties as compared to net revenues of $1,929,315 or approximately 67%, of our total net revenues for the comparable period in fiscal 2006. All revenues from related parties are attributable to LiKang Disinfectant. As described below, we expect the percentage of our total revenues attributable to related party sales to continue to decrease during the second half of fiscal 2007.

       Revenues associated with LiKang Disinfectant increased $292,633, or approximately 9%, during the six months of fiscal 2007 compared to the same period of fiscal 2006.

       LiKang Disinfectant's revenues associated with third parties increased $1,186,374, or approximately 85%, while revenues associated with related parties decreased $893,741, or approximately 46%. LiKang Disinfectant generated revenues to third parties of $2,588,836 for the six months in fiscal 2007 as compared to $1,929,315 for the same period of fiscal 2006; it generated revenues from related parties of $1,035,574 for the six months in fiscal 2007 as compared to $1,929,315 for the comparable period in fiscal 2006.

       Of the $1,035,574 of revenues derived from related parties during the six months ended June 30, 2007, $1,020,906, or approximately 99%, was from LiKang Pharmaceuticals, a decrease of $899,567, or approximately 47%, from the same period in fiscal 2006.

       We have made a conscious effort to market and our disinfectant products in less competitive markets in China. We believe that the higher margins, which our products can generate in these markets, will more than offset the increase of the shipping and other expenses. As we continue to promote and market our products into new markets, it is expected that our revenues generated from related parties will continue to decrease. Conversely we expect to witness a steady increase in sales revenues from independent third parties.

COST OF SALES

       For the six months ended June 30, 2007 and 2006, the cost of sales as a percentage of revenues is 65% and 60% respectively. The increase of the percentage is mainly due to the high percentage from the LiKang International.

       During the six months of fiscal 2007, cost of sales related to LiKang Disinfectant was $1,910,422, or approximately 53% of revenues, as compared to cost of sales of $1,990,040, or approximately 60%, for the six months ended June 30, 2006. Cost of sales includes direct labor, direct raw materials costs and allocated overhead costs. The decrease in cost of sales as a percentage of revenues is attributable to increased unit selling prices. For the six months ended June 30, 2007, LiKang Disinfectant increased unit selling prices on its products sold outside of the rather competitive markets such as markets in Shanghai and Beijing. LiKang Disinfectant continues to promote and market its disinfectant products in less competitive markets where it can get a higher per unit selling price as opposed to more competitive markets. We expects raw material costs to remain stable, and anticipate in the per unit selling prices and our market share will continue to rise in the less competitive markets, which in turn further reduce the cost of sales as a percentage of revenues.

       For the six months ended June 30, 2007, cost of sales related to LiKang International was $1,946,276, or approximately 83% of revenues. LiKang International expects cost of sales will be in the range of 80% to 85% for the remainder of 2007.

SELLING EXPENSES

       For the six months ended June 30, 2007, selling expenses were $603,726 as compared to $205,207 for the same period in 2006, an increase of $398,519, or approximate194%.

       Included in selling expenses during the six months of fiscal 2007 were expenses of $368,033 attributable to LiKang Disinfectant, increase of $162,826, or approximately 79%, from the same period in fiscal 2006. The selling expenses for the six months ended June 30, 2007 included $135,693 attributable to LiKang International.

       The increase in selling expenses form LiKang Disinfectant is primarily attributable to increases in advertising and conference expenses ($32,371), shipping and freight $(115,780) which were offset by decreases in consulting fees ($45,708), repair and maintenance included machinery maintenance cost $(21,956)and low consumables and customer service costs ($4,154).

GENERAL AND ADMINISTRATIVE EXPENSES

       For the six months ended June 30, 2007 general and administrative expenses were $586,559 as compared to $585,038 for the same period in 2007, an increase of $1,521, or approximately 0.26%.

       The general and administrative expenses included approximate $34,620 from LiKang International for the six months ended June 30, 2007.

       We incurred non-cash consulting fees during the six months ended June 30, 2007 of $156,416 as compared to $134,647 for the six months ended June 30, 2006, an increase of $21,770 or approximately 16%. Non-cash consulting fees represents the amortization of fees to consultants under agreements entered into during fiscal 2006 which we pay in shares of our common stock.

OTHER INCOME (EXPENSE)

       Our total other income for the six months ended June 30, 2007 was $88,629 compared to total other expense of $60,352 for the six months ended June 30, 2006, an increase of $148,981.

       The increase is primarily the result of an increase of $118,035 in other income which is primarily attributable to the forgiveness of $120,000 in accrued registration rights penalties associated with our Series B 6% cumulative convertible preferred stock offering.

DISCONTINUED OPERATIONS

       In January 2006, we sold 100% of the equity interest of our Aerisys subsidiary to its former CEO in exchange for an assumption of all liabilities related to it. The gain from discontinued operations of $12,794 for the first quarter of fiscal 2006 represents the gain on disposal of this subsidiary.

MINORITY INTEREST

       For the six months ended June 30, 2007, we reported a minority interest expense of $92,337 as compared to $50,860 for the six months ended June 30, 2006 an increase of $41,477. The minority interest is attributable to minority shareholders of LiKang Disinfectant.


LIQUIDITY AND CAPITAL RESOURCES

       As shown in the accompanying financial statements, our working capital increased $852,452, or approximately 24% from $3,564,485 on June 30, 2006 to $4,416,937 on June 30 2007. With the expansion of our businesses, we anticipate a strong demand on our capital resource in the near future. In addition to our working capital on hand, we intend to obtain required capital through a combination of bank loans and the sale of our equity securities. Although there are no commitments or agreements on the part of anyone at this time to provide us with additional bank financing or purchase of securities. We are optimistic to obtain additional capital resources to fund our business expansions.

       We currently have no material commitments for capital expenditures. At June 30, 2007, we had approximately $668,870 in short term loans which will mature in the second half 2007. We plan to renew these loan agreements at the current market terms. Other than our working capital and loans, we presently have no other alternative capital resources available to us. We plan to build an additional product lines and upgrade our manufacturing facilities, in order to expand our producing capacity and improve quality of our products. Based on our preliminary estimates, it will require additional capital of approximate $1 million. In addition, unless there are further postponements by the Securities and Exchange Commission of the enactment of Section 404 of the Sarbanes-Oxley Act of 2002 in respect of our annual report for fiscal year end December 31, 2007, our management will be required to provide an assessment of the effectiveness of our internal control over financial reporting, including statement as to whether or not internal control over financial reporting is effective. In order to comply with these requirements, we will need to engage consulting firm to undertake an analysis of our internal controls, as we do not have the expertise to conduct the necessary assessment. While we have not yet to engage such a consulting firm, we expect to incur consulting fees in developing the necessary documentation and testing procedures required. We are unable at this time to predict the amount of these fees.

       We need to raise additional capital resources to meet the demands described above. We may seek to raise additional capital through the sale of equity securities. There can be no assurances that any additional debt or equity financing will be available to us on acceptable terms, if at all. The inability to obtain debt or equity financing could have a material adverse effect on our operating results, and as a result we could be required to cease or significantly reduce our operations, seek a merger partner or sell additional securities on terms that may be disadvantageous to shareholders.

OPERATING ACTIVITIES

         Net cash used in operating activities for the six months ended June30, 2007 was $1,028,561as compared to net cash provided by operating activities of $196,807 for the same period ended June 30, 2006. For the six months ended June 30, 2007, we used cash to fund a net increase in accounts receivable of $2,248,322, including an increase of $901,808 in accounts receivables from related parties, an increase of $97,279 in inventory, a decrease in advance from customers of $233,579. These increases were offset by our net income, a decrease in other receivables of $242,055, a decrease of $154,553 in prepaid and other current assets and an increase of $175,064 in accounts payablei(cent)accrued expenses and other payables For the six months ended June30, 2006, we used cash provided by operations to fund a net increase in accounts receivable of $605,747, including an increase of $592,025 in accounts receivables from related parties, and a decrease in accounts payable and accrued expenses of $488,374. These increases were offset by our net income, a decrease in inventory and an increase in advances from customers.

INVESTING ACTIVITIES

         Net cash used in investing activities for the six months ended June 30, 2007 was $659,595 as compared to net cash used in investing activities of $334,536 for the same period in 2006. This change is attributable to an increase of $655,755 in loan receivable from related parties and an increase of $34,668 in purchase of intangible assets during the six months ended June 30, 2007 by netting of decrease of $48,609 in loan receivable from third parties. For the six months ended June 30, 2006, net cash used in investing activities was $334,536 which was attributable to an increase in a deposit of approximately $250,000 and the purchase of additional manufacturing equipment during the six months ended June 30, 2006 of $84,739.

FINANCING ACTIVITIES

            Net cash provided by financing activities was $590,183 for the six months ended June 30, 2007, as compared to net cash used in financing activities of $116,786 for the six months ended June 30, 2006. During the six months ended June 30, 2007 we received repayment from related party of $268,851 and proceeds from warrants exercised of $321,332.

CRITICAL ACCOUNTING POLICIES

         The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.

         We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments: allowance for doubtful accounts; income taxes; stock-based compensation; asset impairment.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         We maintain an allowance for doubtful accounts to reduce amounts to their estimated realizable value. A considerable amount of judgment is required when we assess the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required. We initially record a provision for doubtful accounts based on our historical experience, and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, we consider: (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable; (iv) our historical provision for doubtful accounts;
(v) the credit worthiness of the customer; and (vi) the economic conditions of the customer's industry as well as general economic conditions, among other factors.

INCOME TAXES

       We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS 109 prescribes the use of the liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance, or increase or decrease this allowance in a period, we increase or decrease our income tax provision in our statement of operations. If any of our estimates of our prior period taxable income or loss prove to be incorrect, material differences could impact the amount and timing of income tax benefits or payments for any period. In addition, as a result of the significant change in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

       The Company operates in several countries. As a result, we are subject to numerous domestic and foreign tax jurisdictions and tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases: income before taxes, deemed profits and withholding taxes based on revenue. The calculation of our tax liabilities involves consideration of uncertainties in the application and interpretation of complex tax regulations in a multitude of jurisdictions across our global operations.

       We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. The tax liabilities are reflected net of realized tax loss carry forwards. We adjust these reserves upon specific events; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the contingency has been resolved and the liabilities are no longer necessary.

       Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that we provide during any given year.

STOCK-BASED COMPENSATION

       In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also require disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

       For stock options, we elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

       For other items paid for by common stock, the value of the transaction is determined by the value of the goods or services received, measured at the time of the transaction. The corresponding stock value, used to determine the number of share to be issued, is the value of the average price for the 20 to 30 days prior to the transaction date.

ASSET IMPAIRMENT

       We periodically evaluate the carrying value of other long-lived assets, including, but not limited to, property and equipment and intangible assets, when events and circumstances warrant such a review. The carrying value of along-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Significant estimates are utilized to calculate expected future cash flows utilized in impairment analyses. We also utilize judgment to determine other factors within fair value analyses, including the applicable discount rate.

Item 2(b). OFF-BALANCE SHEET ARRANGEMENTS

       There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that are material to investors.


ITEM 3.  CONTROLS AND PROCEDURES

       As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2007, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer who also serves as our principal financial and accounting officer, to allow timely decisions regarding required disclosure.

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

       During fiscal 2006 we were required to restate our fiscal 2005 financial statements as well as certain financial statements for fiscal 2006 periods to correct accounting errors related to the recognition of interest expense, accounting for dividends on our preferred stock and corrections in our calculation of minority interest. All of our employees and accounting staff are located in the PRC and we do not presently have a chief financial officer, comptroller or similarly titled senior financial officer who is bilingual and experienced in the application of U.S. GAAP. During fiscal 2006 we began a search for an appropriate candidate who can fill such a position; however, we are unable to predict when such a person will be hired. During fiscal 2006 we also began providing additional training to our accounting staff in the application of U.S. GAAP. As a result of these matters, our management believes that a deficiency in our internal controls continues to exist. Based upon these historic accounting errors and lack of a chief financial officer and sufficient trained accounting staff, our management has determined that there is a deficiency in our internal controls over financial reporting and that our disclosure controls and procedures were ineffective at June 30, 2007. Until we expand our staff to include a bilingual senior financial officer who has the requisite experience necessary, as well as supplement the accounting knowledge of our staff, it is likely that we will continue to have material weaknesses in our disclosure controls.

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

Linkwell Corporation

Date:  August 17, 2007                          By: /s/ Xuelian Bian
                                                    ------------------
                                                    Xuelian Bian,
                                                    Chief Executive Officer
                                                    President and principal
                                                    executive officer