Form 10QSB
period 2007-09-30
Linkwell CORP
filed 2007-11-19
CIK 1042463

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly report ended September 30, 2007
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from to

Commission File Number:    000-24977

LINKWELL CORPORATION
(Exact name of small business issuer as specified in charter)

FLORIDA	65-1053546
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

No. 476 Hutai Branch Road, Baoshan District, Shanghai, China 200436
(Address of principal executive offices)

(86) 21-56689332
(Issuer's telephone number)

not applicable
(Former name, former address and former fiscal year, if changed since last report)

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: At November 11, 2007, there were 73,531,675 shares of common stock issued and outstanding.

        Transitional Small Business Disclosure Format (Check one):    Yes ☐    No ☒

LINKWELL CORPORATION AND SUBSIDIARIES
FORM 10-QSB
QUARTERLY PERIOD ENDED September 30, 2007

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

        Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the risk of doing business in the People's Republic of China ("PRC"), our ability to implement our strategic initiatives, our access to sufficient capital, the effective integration of our subsidiaries in the PRC into a U.S. public company structure, economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

When used in this quarterly report, the terms:

  "Linkwell", the "Company", "we" and "us" refers to Linkwell Corporation, a Florida corporation, our subsidiaries,

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

PART I—FINANCIAL INFORMATION

ITEM 1. Linkwell Corporation and subsidiaries consolidated financial statements

        The Consolidated Statements of Earnings of Linkwell Corporation and subsidiaries (the "Company", "we" or "our") for the nine months ended September 30, 2007 and 2006, the Consolidated Balance Sheets as of September 30, 2007, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 follow. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. However, such financial statements may not necessarily be indicative of annual results.

LINKWELL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2007

(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$990,223
Accounts receivable—net of allowance for doubtful accounts of $111,569	2,951,884
Accounts receivable—related party	2,361,397
Other receivable	546,783
Inventories, net	675,400
Prepaid expenses and other current assets	210,541

Total Current Assets	7,736,228
Due From Related Parties	824,731
Property, plant and equipment,net	743,408
Intangible Assets—Net	38,964

TOTAL ASSETS	$9,343,331

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Loans payable	$678,408
Loan payable—related party	165,471
Accounts payable and accrued expenses	1,435,071
Due to related party	366,710
Advances from customers	222,440

Total Current Liabilities	2,868,100
Minority Interest	535,324

Stockholders' Equity:
Preferred stock (No Par Value; 10,000,000 Shares Authorized; No shares issued and outstanding)	—
Common Stock ($0.0005 Par Value; 150,000,000 Shares Authorized; 73,531,675 shares issued and outstanding)	36,766
Additional paid-in capital	5,696,886
Accumulated deficit	(105,630)
Deferred compensation	(88,047)
Other comprehensive gain—foreign currency	399,932

Total Stockholders' Equity	5,939,907

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,343,331

See accompanying notes to unaudited condensed consolidated financial statements

LINKWELL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three months Ended September 30,		For the Nine months Ended September 30,
	2007	2006	2007	2006
Net Revenues:
Non-affiliated companies	$2,819,466	$1,235,172	$7,761,944	$2,637,634
Affiliated companies	553,283	667,900	1,588,857	2,597,215

Total Net Revenues	3,372,749	1,903,072	9,350,801	5,234,849
Cost of Sales	2,253,875	944,482	6,110,573	2,934,522

Gross Profit	1,118,874	958,590	3,240,228	2,300,327
Operating Expenses
Selling expenses	220,481	145,382	824,207	350,589
General and administrative expenses	887,743	272,386	1,474,302	857,424

Total Operating Expenses	1,108,224	417,768	2,298,509	1,208,013
Income From Operations	10,650	540,822	941,719	1,092,314
Other Income (Expenses):
Other income(Expenses)	(889)	2,142	117,146	2,142
Registration rights penalty	—	(90,000)	—	(120,000)
Interest income	2,994	1,059	4,804	3,482
Interest expense—related party	(4,411)	(6,515)	(13,051)	(19,509)
Interest expense	(14,651)	(10,996)	(37,227)	(30,777)

Total Other Income (Expenses)	(16,957)	(104,310)	71,672	(164,662)
Income before Discontinued Operations, Income Taxes And Minority Interest	(6,307)	436,512	1,013,391	927,652
Gain from discontinued operations	—	—	—	12,794
Income tax	(27,357)	(48)	(106,961)	(62,430)
Minority interest	(48,667)	(61,396)	(141,004)	(112,256)

Net Income	(82,331)	375,068	765,426	765,760
Cumulative Preferred Dividends	—	(42,548)	—	(96,240)

Net Income (Loss) Attributable To Common Shareholders	$(82,331)	$332,520	$765,426	$669,520

Basic And Diluted Income (Loss) Per Common Share:
Basic	$0.00	$0.01	$0.01	$0.01

Diluted	$0.00	$0.01	$0.01	$0.01

Weighted Average Common Shares Outstanding:
Basic	73,472,979	55,810,336	73,061,329	49,039,871

Diluted	75,858,340	57,687,061	75,442,390	52,687,018

See accompanying notes to unaudited condensed consoldated financial statement

LINKWELL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended September 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$765,426	$765,760
Gain from discontinued operations	—	(12,794)

Income from continuing operations	765,426	752,966
Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	50,724	69,473
Minority interest	141,004	119,770
Allowance for doubtful accounts	(33,070)	73,316
Allowance for doubtful accounts—related party	(87,937)	—
Stock-based compensation	645,025	109,236
Changes in assets and liabilities:
Accounts receivable	(1,235,937)	(383,904)
Accounts receivable—related party	(867,035)	(551,300)
Other receivable	(132,782)	(239,370)
Inventories	(138,917)	223,752
Prepaid and other current assets	157,100	(1,103,239)
Other assets	—	734
Accounts payable and accrued expenses	106,709	53,719
Accounts payable—related party	—	24,168
Tax payable	(358)	(77,329)
Advances from customers	(31,994)	1,195,340

Net cash provided by (used in) operating activities	$(662,042)	$267,332

Cash Flows from Investing Activities
Decrease in loan receivable	48,609	—
Increase in deposit in investment		(252,627)
Increase in loan receivable—related party	(824,731)	—
Purchase of property, plant and equipment	(46,874)	(136,660)
Purchase of Intangible Assets	(41,237)	—

Net cash used in investing activities	$(864,233)	$(389,287)

Cash Flows from Financing Activities
Repayment of loans payable	—	(63,157)
Repayment of loan payable—related party	162,443	117,472
Proceeds from Warrants Exercised	321,332	—

Net cash provided by financing activities	$483,775	$54,315

Effect of exchange rate changes on cash and cash equivalents	319,000	26,140

Net decrease in cash and cash equivalents	(723,500)	(41,500)
Cash and cash equivalents at beginning of year	1,713,723	1,460,078

Cash and cash equivalents at end of period	$990,223	$1,418,578

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$50,278	$50,286

Income taxes	$—	$62,430

See accompanying notes to unaudited condensed consolidated financial statement

LINKWELL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2007

(UNAUDITED)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

        Linkwell Corporation (formerly Kirshner Entertainment & Technologies, Inc.) (the "Company") was incorporated in the state of Colorado on December 11, 1996. On May 31, 2000, the Company acquired 100% of HBOA.Com, Inc. The Company focused on development of an Internet portal through which home based business owners, as well as commercial private label businesses, obtain the products, services, and information necessary to start, expand and profitably run their businesses. On December 28, 2000, the Company formed a new subsidiary, Aerisys Incorporated ("Aerisys"), a Florida corporation, to handle its commercial private business. In June 2003, the Company formed its entertainment division and changed its name to reflect this new division. Effective as of March 31, 2003, we discontinued our entertainment division and our technology division, except for the Aerisys operations that continue on a limited basis.

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

        LiKang Disinfectant's products are utilized by the hospital and medical industry in China. LiKang Disinfectant has developed a line of disinfectant product offerings. LiKang Disinfectant regards the hospital disinfecting products as the primary segment of its business. LiKang Disinfectant has developed and manufactured several series of products in the field of skin mucous disinfection, hand disinfection, surrounding articles disinfection, medical instruments disinfection and air disinfection.

        On June 30, 2005, the Company's Board of Directors approved an amendment of its Articles of Incorporation to change the name of the Company to Linkwell Corporation. The effective date of the name change was after close of business on August 16, 2005.

        In August 2006, LiKang incorporated a new subsidiary, Shanghai LiKang International Trade Co., Ltd ("LiKang International"). The primary business of LiKang International involves import and export activities relating to computer, computer components, instruments and meters, electromechanical devices, constructional materials, metallic material, hardware, handiwork, knitting textile, furniture, chemical raw materials, and business consulting service, investment consulting, graphics design, conference services, exhibition services, equipment lease and import and export of technology.

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

USE OF ESTIMATES

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in the nine month period ended September 30, 2007 and 2006 include the allowance for doubtful accounts, stock-based compensation, the useful life of property and equipment and intangible assets, the inventory reserve, and the valuation of derivative liabilities.

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

ACCOUNTS RECEIVABLE

        The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2007, the Company has established, based on a review of its third party accounts receivable outstanding balances, an allowance for doubtful accounts in the amount of $111,569.

INVENTORIES

        Inventories, consisting of raw materials, work in process and finished goods related to the Company's products are stated at the lower of cost or market utilizing the weighted average method. The valuation of inventory requires the Company to estimate obsolete or excess inventory based on analysis of future demand for our products. Due to the nature of the Company's business and our target market, levels of inventory in the distribution channel, changes in demand due to price changes from competitors and introduction of new products are not significant factors when estimating the Company's excess or obsolete inventory. If inventory costs exceed expected market value due to obsolescence or lack of demand, inventory write-downs may be recorded as deemed necessary by management for the difference between the cost and the market value in the period that impairment is first recognized.

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

IMPAIRMENT OF LONG-LIVED ASSETS

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the nine months ended September 30, 2007.

ADVANCES FROM CUSTOMERS

        Advances from customers at September 30, 2007 of $222,440 consist of prepayments from third party customers to the Company for merchandise that had not yet been shipped by the company. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

INCOME (LOSS) PER COMMON SHARE

        The Company presents net income (loss) per share ("EPS") in accordance with SFAS No. 128, "Earnings per Share". Accordingly, basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding, without consideration for common stock equivalents. Diluted net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding as well as common share equivalents outstanding for the period determined using the treasury-stock method for stock options and warrants and the if-converted method for convertible notes. The Company has made an accounting policy election to use the if-converted method for convertible securities that are eligible to participate in common stock dividends, if declared. If the if-converted method was anti-dilutive (that is, the if-converted method resulted in a higher net income per common share amount than basic net income per share calculated under the two-class method), then the two-class method was used to compute diluted net income per common share, including the effect of common share equivalents. Diluted earnings per share reflects the potential dilution that could occur based on the exercise of stock options or warrants, unless such exercise would be anti-dilutive, with an exercise price of less than the average market price of the Company's common stock.

        The Company' common stock equivalents at September 30, 2007 and 2006 include the following:

	September 30
	2007	2006
Convertible preferred stock	—	6,500,000
Warrants	33,921,545	37,134,865

	33,921,545	43,634,865

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

CONCENTRATION OF CREDIT RISK

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the U.S. and in China. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally wide distribution of our products and shorter payment terms than customary in PRC. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. For the nine months ended September 30, 2007 and 2006, sales to related parties accounted for 17% and 49.6% of net revenues, respectively.

COMPREHENSIVE INCOME

        The Company uses Statement of Financial Accounting Standards No.130 (SFAS 130) "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

SHIPPING COSTS

        Shipping costs are included in selling and marketing expenses and totaled $305,234 and $125,105 for the nine months ended September 30, 2007 and 2006, respectively.

ADVERTISING

        Advertising is expensed as incurred. For the nine months ended September 30, 2007 and 2006, advertising expenses amounted to $90,141 and $17,405, respectively.

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

REGISTRATION RIGHTS AGREEMENTS

        The Company has adopted View C of EITF 05-4 "Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19" ("EITF 05-4"). Accordingly, the Company classifies as liability instruments, the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the SEC within contractually fixed time periods, and (ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements. Under View C of EITF 05-4, (i) registration rights with these characteristics are accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer's own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments. At December 31, 2006, we reflected accrued registration rights penalty payable of $120,000 in connection with the Company's Series B Preferred Stock offering. During the nine months ended September 30, 2007, each of the investors from the Series B Preferred Stock offering elected to waive their right to penalties related to the Series B Preferred Stock offering. Accordingly, the full amount of the accrued penalty approximately $117,000, which has been waived, has been included as an element of other income in our consolidated statements of operations at September 30, 2007.

FOREIGN CURRENCY TRANSLATION

        Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation" and are included in determining net income or loss.

        The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary is Renminbi, the local currency, or sometimes referred to as the Chinese Yuan

("RMB"). The financial statements of the subsidiary are translated into United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment was $399,932 for nine months ended September 30, 2007 and effect of exchange rate changes on cash at September 30, 2007 was $319,000.

RESEARCH AND DEVELOPMENT

        Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and salaries paid for the development of the Company's products and fees paid to third parties. Research and development costs for the nine months ended September 30, 2007 and 2006 were approximately $10,694 and $32,939, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115" (Statement 159). Statement 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective for fiscal years beginning after November 19, 2007. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

        On May 2, 2007, the FASB issued FASB Staff Position FIN 48-1, or FSP FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48". FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company retroactively adopted the provisions of FSP FIN 48-1 effective January 1, 2007 and has determined that it had no impact on its consolidated financial statements.

        In June 2007, the EITF reached a consensus on EITF Issue No. 07-3 "Accounting for Advance Payments for Goods or Services to be Received for Use in Future Research and Development Activities" ("EITF 07-3"). EITF 07-3 provides clarification surrounding the accounting for non-refundable research and development advance payments, whereby such payments should be recorded as an asset when the advance payment is made and recognized as an expense when the research and development activities are performed. EITF 07-3 will be effective for the Company on a prospective basis beginning January 1, 2008.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2—INVENTORIES

        A summary of inventories by major category at September 30, 2007 is as follows:

September 30, 2007
Raw materials	$497,170
Work-in-process	29,065
Finished goods	281,398

807,633
Less: Reserve for obsolescence	(132,233)

Net inventories	$675,400

NOTE 3—PROPERTY AND EQUIPMENT

        At September 30, 2007, property and equipment consist of the following:

	Estimated Useful Life (In years)	September 30, 2007 (Unaudited)
Office equipment and furniture	5-7	$136,158
Autos and trucks	5	143,990
Manufacturing equipment	7	245,843
Building and land	20	525,225

		1,051,216
Less: Accumulated depreciation		(307,808)

Total property and equipment, net		$743,408

        For the nine months ended September 30, 2007 and 2006, depreciation expense amounted to $48,498 and $69,473, respectively.

NOTE 4—INTANGIBLE ASSETS

        Intangible assets consist of the following components:

September 30, 2007 Amortized Intangible Assets:	Weighted Average Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized ERP System	3	$41,237	$2,273	$38,964

		$41,237	$2,273	$38,964

NOTE 5—LOANS PAYABLE

        Loans payable consisted of the following at September 30, 2007:

Note to De Chang Credit Union due on June 3, 2008 with interest at 7.88% per annum. Guaranteed by Shanghai Shanhai (RMB2,600,000)	$345,855
Note to De Chang Credit Union due on December 3, 2007 with interest 7.34% per annum. Guaranteed by Shanghai Shanhai and Chairman Bian (RMB2,500,000)	$332,553

Total Loans Payable	$678,408

NOTE 6—RELATED PARTY TRANSACTIONS

        The Company's 90% owned subsidiary, LiKang Disinfectant, is engaged in business activities with four related parties; Shanghai LiKang Meirui Pharmaceuticals High-Tech Company, Ltd. ("Meirui"), Shanghai Shanhai Group ("Shanhai"), Shanghai LiKang Pharmaceuticals Technology Co., Ltd. ("LiKang Pharmaceuticals"), and Shanghai LiKang Biological High-Tech Co., Ltd. ("Biological").

        Shanghai LiKang Meirui Pharmaceuticals High-Tech Co., Ltd. ("Meirui"), a company of which Shanghai Shanhai Group, LiKang Disinfectant's minority shareholder, owns 68%, provides certain contract manufacturing of two products for LiKang Disinfectant. Specifically, Meirui provides LiKang Disinfectant with ozone producing equipment and ultraviolet radiation lamp lights. In addition, under the terms of a two year agreement entered into in January 2005, Meirui produces the Lvshaxing Air Disinfectant Machine and LiKang Surgery hand-washing table for LiKang Disinfectant. In January 2005, LiKang Disinfectant signed a two year agreement with Meirui to market its products to the retail consumer market using Meirui's proprietary sales network which caters to the retail consumer market in China. For the nine months ended September 30, 2007 and 2006, the Company recorded net revenues of $25,741 and $16,950 to Meirui, respectively. At September 30, 2007, Meirui owed LiKang Disinfectant $28,632. In general, accounts receivable due from Meirui are payable in cash and are due within 4 to 6 months, which approximate normal business terms with independent third parties.

        Shanghai LiKang Pharmaceuticals Technology Co., Ltd., ("LiKang Pharmaceuticals"), which is owned by Messrs. Xuelian Bian (90%) and Wei Guan (10%), the Company's officers and directors, sells the Company's products to third parties. For the nine months ended September 30, 2007 and 2006, the Company recorded net revenues of $1,562,274 and $2,576,509 to Shanghai LiKang Pharmaceuticals, respectively. At September 30, 2007, accounts receivable from sales due from LiKang Pharmaceuticals was $2,232,765. In general, accounts receivable due from LiKang Pharmaceuticals are payable in cash and are due within 4 to 6 months, which approximate normal business terms with independent third parties.

        Shanghai Shanhai Group, the minority shareholder of LiKang Disinfectant, is owned by Group Employee Share-holding Commission (16.25%) and Baoshan District Dachang Town South Village Economic Cooperation Club (83.75%). The Company leases its principal executive offices and warehouse space from Shanghai Shanhai Group for approximately $36,000 per year. Shanghai Shanhai Group also holds the land use permit for the principal executive office building. For the nine months ended September 30, 2007 and 2006, rent expense paid to this related party amounted to $31,707 and $24,607 respectively. Additionally, in January 2005, the Company borrowed $165,471 (RMB 1,310,000)

from Shanghai Shanhai Group for working capital purposes, which is reflected on the accompanying balance sheet as loans payable—related party. The loan bears interest at 10% per annum and is payable on demand. For the nine months ended September 30, 2007, interest expense related to this note amounted to $13,051.

        Shanghai LiKang Biological High-Tech Company, Ltd. ("Biological"), which is 60% owned by Messrs. Xuelian Bian, the Company's officer and director, and 40%-owned by Shanghai LiKang Pharmaceuticals Technology Company, Limited (owned by Messrs. Xue lian Bian (90%) and Wei Guan (10%), the Company's officers and directors) sells biological products, cosmetic products and develops technology for third parties. Additionally, the Company sells certain raw materials to Biological employed in the Biological production process. For the nine months ended September 30, 2007 and 2006, the Company recorded net revenues of $842 and $3,756 to Biological, respectively. The amount of $824,731 (RMB 6,200,000) was loaned to Biological for working capital purpose during the nine months of 2007, which is reflected on the accompanying balance sheet as due from related party. The loan interest is payable at 0.558% per month after loan mature on demand. At September 30, 2007, the remaining balance of accounts payable due to Biological of $36,304 recorded to LiKang Disinfectant. In general, accounts payable due to Biological are payable in cash and are due within 4 to 6 months, which approximate normal business terms with unrelated parties.

        The Company's two officers and directors, from time to time, provide short term advances to the Company for working capital purposes. These advances are short-term in nature and non-interest bearing. The amount due to the executive officers at September 30, 2007 was $229,459, which were made to the LiKang International and is included in due to related party on the accompanying balance sheet.

NOTE 7—SHAREHOLDER' EQUITY

STOCK OPTION

Common Stock

        On January 10, 2006 and effective January 1, 2006, the Company entered into a three year agreement with China Direct Investments, Inc. to provide business development and management services. In connection with this agreement, the Company issued 4,700,000 shares of the Company's common stock. The Company valued the service using the fair value of common shares on grant date at $0.18 per share and recorded deferred consulting expense of $846,000 to be amortized over the service period. In July 2007, the Company terminated the service contact with China Direct Investments, Inc, and the remaining deferred consulting expenses associated with this agreement amount to $564,000 have been expensed for the nine months ended September 30, 2007.

        In September, 2006, the Company entered into a three-year agreement with a consultant to provide business development and management services. In connection with this agreement, the Company issued 500,000 shares of the Company's common stock. The Company valued these services using the fair value of common shares on grant date at $0.185 per share and recorded deferred consulting expense of $92,500 to be amortized over the service period. For the nine months ended September 30, 2007, amortization of consulting compensation amounted to $23,125.

        On June 6, 2007, the Company entered into a six months agreement with First Trust Group Inc. to provide business development and management services. In connection with this agreement, on July 12, 2007, the Company issued 450,000 shares of its restricted common stock. The Company valued the service using the fair value of common shares on grant date at $0.193 per share and recorded deferred consulting expense of $86,850 to be amortized over the service period. Associated with this agreement, for the nine months ended September 30, 2007, amortization of deferred consulting expenses amounted to $57,900.

COMMON STOCK WARRANTS

        In January 2007, warrants representing 3,213,320 shares of common stock were exercised at $0.10 per share.

        Stock warrant activity for the nine months ended September 30, 2007 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2006	37,134,865	$0.25
Grants	—	—
Exercises	(3,213,320)	$0.10

Outstanding at September 30, 2007	33,921,545	$0.26

Weighted-average fair value of warrants Granted during the year		$0.00

        The following table summarizes the Company's stock warrants outstanding at September 30, 2007:

		Warrants Outstanding and Exercisable
Range of Exercise Price	Number Of Warrants	Weighted Average Remaining Exercise Life	Weighted Average Exercise Price
$0.10	540,130	2.75	$0.10
$0.20	17,155,000	3.00	$0.20
$0.30	15,866,665	3.25	$0.30
$0.75-2.5	359,750	0.80	$2.02

	33,921,545

NOTE 8—FOREIGN OPERATIONS

        For the nine months ended September 30, 2007 and 2006, the Company derived all of its revenue from its subsidiaries located in the People's Republic of China. Identifiable assets by geographic areas as of September 30, 2007 and December 31, 2006 are as follows:

Identifiable Assets September 30, 2007
United States	$12,805
People's Republic of China	9,330,526

Total	$9,343,331

NOTE 9—SEGMENT INFORMATION

        The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. For the nine months ended September 30, 2007 and 2006, the Company operated in two reportable business segments (1) the sale of commercial disinfectant products; and (2) import and export activities. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Condensed information with respect to these reportable business segments for the nine months ended September 30, 2007 and 2006 is as follows:

Nine months ended September 30, 2007:

	Disinfectant Products	Import And Export Business	Corporate And Other	Consolidated
Net revenue—Non-affiliated companies	$4,149,434	$3,612,510	$—	$7,761,944
Net revenue—Affiliated companies	1,588,857	—	—	1,588,857
Interest income (expenses)	2,505	2,146	153	4,804
Depreciation and Amortization	50,651	72		50,724
Net income (loss)	1,269,032	213,415	(717,021)	765,426
Long-lived asset expenditures	45,011	1,863	—	46,874
Segment Assets	$8,173,243	$1,157,283	$12,805	$9,343,331

        Net revenues for the nine months ended September 30, 2007 were $9,350,801. Included in our net revenues for the nine months ended September 30, 2007 are $1,588,857 in related party sales and $7,761,944 in sales to independent third parties. Included in our net revenues for the nine months ended September 30, 2007, is $5,738,291 of revenues attributable to LiKang Disinfectant and $3,612,510 of revenues attributable to LiKang International.

        The Segment Assets related to the import and export business are comprised of cash of $740,707, accounts receivables of $208,376 other receivables $170,489, prepaid expenses and others of $28,953, inventory of $6,967, and property and equipment of $1,791.

Nine months ended September 30, 2006:

	Disinfectant Products	Import And Export Business	Corporate And Other	Consolidated
Net revenue	$5,161,550	$73,299	$—	$5,234,849
Net revenue—related party	2,597,215	—	—	2,597,215
Interest income (expenses)	47,006	(202)	—	46,804
Depreciation and Amortization	69,473	—	—	69,473
Net income (loss)	1,010,309	(16,303)	(228,224)	765,760
Long-lived asset expenditures	136,660	—	—	136,660
Segment Assets	$5,932,568	$1,802,126	$134,627	$7,869,321

        The Segment Assets related to the Import and Export Business are comprised of cash of $340,487, other receivables $239,370, advances on purchases of $940,060 and inventory of $282,209.

NOTE 10—OPERATING RISK

(a) Country risk

        Currently, the Company's revenues are primarily derived from the sale of line of disinfectant product offerings to customers in the PRC. The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company's financial condition.

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

(d) Political risk

        Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. There are, however, substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations. In addition, there is the possibility that current PRC laws and regulations could change and have an adverse affect on our business operations. Accordingly, we cannot assure you that the PRC regulatory authorities will not ultimately take a view that is contrary to our PRC legal counsel.

NOTE 11—SUBSEQUENT EVENTS

        On July 4, 2007, our wholly-owned subsidiary Linkwell Tech Group, Inc., a Florida corporation ("Linkwell Tech") entered into a material stock purchase agreement. In the agreement, Linkwell Tech, which already owned a 90% equity interest in LiKang Disinfectant, agreed to purchase the remaining 10% equity interest of LiKang Disinfectant from Shanhai. Pursuant to the terms of the agreement, Shanhai will receive RMB2,831,221.27. Based on the best estimation of the management, the transaction is due to close on or before December 30, 2007 after approved by authorized government department of PR China. Following the transaction, our wholly-owned subsidiary Linkwell Tech will own 100% ownership equity interest of LiKang Disinfectant.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following discussion contains forward-looking statements. Forward looking statements are identified by words and phrases such as "anticipate", "intend", "expect" and words and phrases of similar import. We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements due to risks, uncertainties and assumptions that are difficult to predict, including those set forth in our 10-KSB for the year ended December 31, 2006. We encourage you to read those risk factors carefully along with the other information provided in this Report and in our other filings with the SEC before deciding to invest in our stock or to maintain or change your investment. We undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law.

        You should read this MD&A in conjunction with the Consolidated Financial Statements and Related Notes in Item 1.

        In August 2006, the Company incorporated a new subsidiary, Shanghai LiKang International Trade Co., Ltd. ("LiKang International"). Since its inception, LiKang International has primarily served as an agent for third parties who desire to export goods from China, including computers, computer components, small medical equipment and instruments, meters, scales and electromechanical devices. In October, 2006, LiKang International expanded its business to include light weight construction materials, textile crafts, furniture, and chemical raw materials.

        Following the consolidation of LiKang International during third quarter of fiscal 2006, we now report our operations in two segments, LiKang Disinfectant and LiKang International for the nine months period ended September 30, 2007.

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

        We believe that the government standards adopted in July 2002 have increased the barriers to entry for competitors in the disinfectant industry in China. The implementation of these improved production standards and license requirements has effectively decreased the competitive landscape as it pertains to small to medium size manufacturers since the new standards are especially difficult for companies with limited product offerings and inferior technical capabilities. In addition, prior to the adoption of industry standards, disinfectant products were generally marketed and sold based on price as opposed to quality. We believe that as a result of the adoption of industry standards, the marketplace is evolving with a more stringent focus on product quality, which we believe will enable us to increase our base of commercial customers thereby increasing our revenues.

        Historically our focus has been on the commercial distribution of our products. Our customers include hospitals, medical suppliers and distribution companies throughout China. We have made efforts to expand our distribution reach to the retail market. We have repackaged certain of our commercial disinfectant products for sale to the consumer market and have begun expanding our customer base to include hotels, schools, supermarkets, and pharmacies. By virtue of the Chinese government's continuing focus on educating the Chinese population about the benefits of proper sanitation procedures, we believe that this is another key to increasing our revenues is the continued expansion of the retail distribution of our products.

        The disinfectant industry in China is an emerging industry which is populated by small, regional companies. We estimate that there are in excess of 1,000 manufacturers and distributors of disinfectant products in China; however, most domestic competitors offer a limited line of products and there are only a few domestic companies with a nationwide presence. We believe that our national marketing and sales presence throughout all 22 provinces, as well as four autonomous regions, and four municipalities in China, gives us a competitive advantage over many other disinfectant companies in China, and will enable us to leverage the brand awareness for our products with commercial customers to the retail marketplace.

        Our present manufacturing facilities and production capacities are sufficient for the foreseeable future, and we believe that we otherwise have the assets and capital available to us necessary to enable us to increase our revenues in future periods as the market for disinfectant products in China continues to increase. During the final three months of 2007, we will continue to focus our efforts on the retail market for our products, as well as expanding our traditional base of commercial customers. In addition, we may also consider the possible acquisition of independent sales networks, which could be used to increase our product distribution capacity and align our company with small, regional companies in the industry.

RESULTS OF OPERATIONS

        The table below sets forth the results of operations for the nine months ended September 30, 2007 as compared to the same period ended September 30, 2006 accompanied by the change amount and percentage of changes.

	For the Nine months ended September 30,
			Change 2007 v 2006	Variance %
	2007	2006
Sales—unaffiliated	$7,761,944	$2,637,634	$5,124,310	194.3%
Sales—related parties	1,588,857	2,597,215	(1,008,358)	-38.8%

Total net sales	9,350,801	5,234,849	4,115,952	78.6%
Cost of sales	6,110,573	2,934,522	3,176,051	108.2%

Gross Profit	3,240,228	2,300,327	939,901	40.9%
Operating Expenses:
Selling expenses	824,207	350,589	473,618	135.1%
General and administrative expenses	1,474,302	857,424	616,878	71.9%

Total Operating Expenses	2,298,509	1,208,013	1,090,496	90.3%

Income From Operations	941,719	1,092,314	(150,595)	-13.8%

Other Income (Expenses):
Registration rights penalty	—	(120,000)	120,000	-100.0%
Interest income	4,804	3,482	1,322	38.0%
Interest expense—related party	(13,051)	(19,509)	6,458	-33.1%
Interest expense	(37,227)	(30,777)	(6,450)	21.0%
Other non-operating income	117,146	2,142	115,004	5369.0%

Net Other Income (Expense)	71,672	(164,662)	236,334	143.5%
Income before gain from discontinued operations, income taxes and Minority interest	1,013,391	927,652	85,739	9.2%

Gain (Loss) from discontinued operations	—	12,794	(12,794)	-100.0%
Income taxes	(106,961)	(62,430)	(44,531)	71.3%
Minority interest	(141,004)	(112,256)	(28,748)	25.6%

Net income	$765,426	$765,760	$(334)	-0.0004%

Other Key Indicators:

	Nine months ended September 30,
(Percent of Net Sales)	2007	2006	Change
Cost Of Sales	65.3%	56.1%	9.2%
Selling Expenses	8.8%	6.7%	2.1%
General and Administrative Expenses	12.0%	16.4%	-4.4%
Operating Income	10.1%	20.9%	-10.8%

NET REVENUES

        Net revenues for the nine months ended September 30, 2007 were $9,350,801 as compared to net revenues of $5,234,849 for the nine months ended September 30, 2006, an increase of $4,115,952 or approximately 78.6%. Included in our net revenues for the first nine months of 2007 are revenues of

$5,738,291 attributable to LiKang Disinfectant and revenues of $3,612,510 attributable to LiKang International. Of our total net revenues for the nine months ended September 30, 2007, $1,588,857 or approximately 17.0% were attributable to related parties as compared to net revenues of $2,597,215, or approximately 49.6%, of our total net revenues for the comparable period in fiscal 2006.

        Revenues associated with LiKang Disinfectant increased $576,741, or approximately 11.2%, during the nine months ended September 30, 2007 compared to the same period of fiscal 2006. We believe our increase in our net revenues from LiKang Disinfectant for the nine months ended September 30, 2007 was attributable to a recent surge in demand for disinfectant products. Recent health scares such as the avian flu have increased the public awareness of health standards in China. In response the Chinese government has implemented a series of initiatives to establish minimum health standards. As a result, public demand for disinfectant products has increased.

        LiKang Disinfectant's revenues associated with third parties increased $1,585,099, or approximately 61.8%, while revenues associated with related parties decreased $1,008,358, or approximately 38.8%. LiKang Disinfectant generated revenues to third parties of $4,149,434 for the nine months ended September 30, 2007 as compared to $2,564,335 for the same period of fiscal 2006; LiKang International generated revenues from third parties of $3,612,510 for the nine months in fiscal 2007 as compared to $73,299 for the comparable period in fiscal 2006.

        Of the $1,588,857 of revenues derived from related parties during the nine months ended September 30, 2007, $1,562,274, or approximately 98.3%, was from LiKang Pharmaceuticals, compared to $2,576,509 for the same period of fiscal 2006, a decrease of $1,014,235, or approximately 39.3%, from the same period in fiscal 2006.

        The revenue associated with third parties increased $5,124,110, or approximately 194.3% for the nine months ended September 30, 2007 from the comparable period in fiscal 2006, which included an increase of $3,539,211 attributed to LiKang international and an increase of $1,585,099 attributed to LiKang Disinfectant.

COST OF SALES

        Cost of sales includes raw materials and manufacturing costs, which includes labor, rent and an allocated portion of overhead expenses such as utilities directly related to product production. For the nine months ended September 30, 2007, cost of sales amounted to $6,110,573 or approximately 65.3% of net revenues as compared to cost of sales of $2,934,522 or approximately 56.1% of net revenues for the same period in fiscal 2006. The increase of the percentage is mainly due to the higher costs of sales from LiKang International.

        For the nine months ended September 30, 2007, cost of sales for LiKang Disinfectant was $3,044,409, or approximately 53.1% of net revenues generated from LiKang Disinfectant, as compared to $2,934,522 or approximately 56.9% of net revenues for the nine months ended September 30, 2006. Historically, LiKang Disinfectant's cost of sales is comprised of approximately 65% for raw material costs and approximately 35% for manufacturing costs. We purchase raw materials from six primary suppliers and we have purchase contracts with these suppliers in an effort to ensure a steady supply of raw materials. We also purchase raw materials and finished product from Meirui, a related party. We have not historically experienced a fluctuation in raw material prices and do not anticipate that the prices will vary much for the remainder of fiscal 2007. Included in LiKang Disinfectant's manufacturing costs are rent on our manufacturing facilities which are reflected in our overhead expenses for the nine months period ending September 30, 2007.

        For the nine months ended September 30, 2007, LiKang Disinfectant increased unit selling prices on its products sold outside of the rather competitive markets such as markets in Shanghai and Beijing. LiKang Disinfectant continues to promote and market its disinfectant products in less competitive markets where it can get a higher per unit selling price as opposed to more competitive markets. We expect raw material costs to remain stable, and anticipate that the per unit selling prices and our market share will continue to rise in the less competitive markets, which in turn will further reduce the cost of sales as a percentage of revenues.

        For the nine months ended September 30, 2007, cost of sales related to LiKang International was $3,066,164, or approximately 84.9% of revenues. LiKang International expects cost of sales will be in the range of 80% to 85% for the remainder of 2007.

GROSS PROFIT

        Gross profit for the nine months ended September 30, 2007 was $3,240,228 or approximately 34.7% of net revenues, as compared to $2,300,327 or approximately 43.9% of revenues for the nine months ended September 30, 2006.

OPERATING EXPENSES

        We have made a conscious effort to market our disinfectant products in less competitive markets in China. We believe that the higher margins, which our products can generate in these markets, will more than offset the increase of the shipping and other expenses. As we continue to promote and market our products into new markets, it is expected that our revenues generated from related parties will continue to decrease. Conversely, we expect a steady increase in sales revenues from independent third parties. Total operating expenses for the nine months ended September 30, 2007 were $2,298,509, an increase of $1,090,496 or approximately 90.3%, from total operating expenses for the nine months ended September 30, 2006 of $1,208,013. This increase included the following:

Selling Expenses

        For the nine months ended September 30, 2007, selling expenses were $824,207 as compared to $350,589 for the same period in 2006, an increase of $473,618, or approximately 135.1%.

        For the nine months ended September 30, 2007, the increase in selling expenses for LiKang Disinfectant is primarily attributable to increases in advertising and conference expenses of $91,358, office expenses which includes telephone expenses of $4,693 directly tied to sales efforts, salaries, wages and staff benefits directly related to the sales efforts of $85,974, shipping and freight of $88,721 and travel expenses of $33,232 which were offset by decreases in consulting fees of $45,616, insurance of $1,685 repair & maintenance expenses of $12,442 and low consumables and customer service costs of $3,362.

General and Administrative Expenses

        We incurred non-cash consulting fees during the nine months ended September 30, 2007 of $645,025 as compared to $109,236 for the nine months ended September 30, 2006, an increase of $535,789 or approximately 490.5%. Non-cash consulting fees represent the amortization of fees to consultants under agreements entered into during fiscal 2006 which we pay in shares of our common stock.

OTHER INCOME (EXPENSE)

	Nine months ended September 30
	2007	2006	Change	Variance
Interest Expense	$(50,278)	$(50,286)	$8	0.02%
Interest Income	4,804	3,482	1,322	38%
Registration Rights penalty	—	(120,000)	120,000	-100%
Other Non-Operating Income (Expenses)	117,146	2,142	115,004	5,369%

Total Other Incomes (Expense)	$71,672	$(164,662)	$236,334	-143%

        For the nine months ended September 30, 2007 total other income amounted to $71,672 as compared to other expenses $164,662 for the nine months ended September 30, 2006. This other income is primarily the result of an increase of $118,035 in other non-operating income which is primarily attributable to the forgiveness of $120,000 in accrued registration rights penalties associated with our Series B 6% cumulative convertible preferred stock offering.

        We also recorded an interest expense—related party of $50,278. This interest expense-related party reflects interest due to Shanghai Shanhai Group, LiKang Disinfectant's minority shareholder, on a demand loan in the principal amount of $165,471 made to LiKang Disinfectant for working capital purposes.

MINORITY INTEREST

        For the nine months ended September 30, 2007, we reported a minority interest expense of $141,004 as compared to $112,256 for the nine months ended September 30, 2006. The minority interest is attributable to LiKang Disinfectant's minority shareholder, and had the effect of reducing our net income.

LIQUIDITY AND CAPITAL RESOURCES

        As shown in the accompanying financial statements, our working capital increased $1,303,643, or approximately 36.6% from $3,564,485 on December 31, 2006 to $4,868,128 on September 30 2007. With the expansion of our businesses, we anticipate a strong demand on our capital resources in the near future. In addition to our working capital on hand, we intend to obtain required capital through a combination of bank loans and the sale of our equity securities. Although there are no commitments or agreements on the part of anyone at this time to provide us with additional bank financing or purchase of securities, we are optimistic of obtaining additional capital resources to fund our business expansions.

        We currently have no material commitments for capital expenditures. At September 30, 2007, we had approximately $678,408 in short term loans which will mature in December 2007. We plan to renew these loan agreements at the current market terms. Other than our working capital and loans, we presently have no other alternative capital resources available to us. We plan to build an additional product lines and upgrade our manufacturing facilities, in order to expand our producing capacity and improve quality of our products. Based on our preliminary estimates, it will require additional capital of approximately $1 million.

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

NET CASH FROM OPERATING ACTIVITES

	Nine months ended September 30
	2007	2006
Net income	$765,426	$765,760
Gain from discontinued operations	—	(12,794)

Income from continuing operations	765,426	752,966
Depreciation and amortization	50,724	69,473
Allowance for doubtful accounts	(33,070)	73,316
Allowance for doubtful accounts—related party	(87,937)	—
Minority interest	141,004	119,770
Stock-based compensation expense	645,025	109,236
Accounts receivable	(1,235,937)	(383,904)
Accounts receivable—related party	(867,035)	(551,300)
Inventories	(138,917)	223,752
Other assets	—	734
Accounts payable, accrued expenses and other payables	106,709	53,719
Accounts payable—related party	—	24,168
Advances from customers	(31,994)	1,195,340
Prepaid and other current assets	157,100	(1,103,239)
Tax payable	(358)	(77,329)
Other Receivables	(132,782)	(239,370)

Net cash provided (used in) by operating activities	$(662,042)	$267,332

        Net cash used in operating activities for the nine months ended September 30, 2007 was $662,042 as compared to net cash provided by operating activities of $267,332 for the same period ended September 30, 2006. For the nine months ended September 30, 2007, we used cash to fund a net increase in accounts receivable of $2,102,972, including an increase of $867,035 in accounts receivable from related parties, an increase of $138,917 in inventories, a decrease in advance from customers of $31,994 and an increase of $132,782 in other receivables. These increases were offset by our net income, a decrease of $157,100 in prepaid and other current assets and an increase of $106,709 in accounts payable, accrued expenses and other payables.

NET CASH FROM INVESTING ACTIVITIES

	Nine months ended September 30,
	2007	2006
Decrease in loan receivable	$48,609	$—
Increase in loan receivable—related party	(824,731)	—
Increase in deposit on investment	—	(252,627)
Purchase of property, plant and equipment	(46,874)	(136,660)
Purchase of Intangible Assets	(41,237)	—

Net cash used in investing activities	$(864,233)	$(389,287)

        Net cash used in investing activities for the nine months ended September 30, 2007 was $864,233 as compared to net cash used in investing activities of $389,287 for the same period in 2006, an increase of $474,946. This change is attributable to an increase of $824,731 due from related parties and an increase of $41,237 in purchase of intangible assets, by netting a decrease of $48,609 in loan receivable from third parties and a decrease of $89,786 in purchase of property, plant and equipment.

NET CASH FROM FINANCING ACTIVITIES:

	Nine months ended September 30,
	2007	2006
Repayment of loans payable	$—	$(63,157)
Repayment of loan payable—related party	162,443	117,472
Proceeds from Warrants Exercised	321,332	—

Net cash provided by financing activities	$483,775	$54,315

        Net cash provided by financing activities was $483,775 for the nine months ended September 30, 2007, as compared to net cash provided by financing activities of $54,315 for the nine months ended September 30, 2006, an increase of $429,460. The increased cash flow from financing activities is chiefly a result of an increase in repayment of loans of $44,971 and an increase of proceeds from warrants exercised of $321,332 in January 2007.

CRITICAL ACCOUNTING POLICIES

        The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.

        We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments: allowance for doubtful accounts; income taxes; stock-based compensation; and asset impairment.

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

        The Company currently operates in the PRC, however, our operations could change in the near future and we could be subject to tax liability involving a consideration of uncertainties in the application and interpretation of complex tax regulations in a multitude of jurisdictions across operations in other countries.

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

STOCK-BASED COMPENSATION

        We account for share-based payments in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected volatility. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

ASSET IMPAIRMENT

        We periodically evaluate the carrying value of other long-lived assets, including, but not limited to, property and equipment and intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Significant estimates are utilized to calculate expected future cash flows utilized in impairment analyses. We also utilize judgment to determine other factors within fair value analyses, including the applicable discount rate

OFF-BALANCE SHEET ARRANGEMENTS

        There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that are material to investors.

ITEM 3.    CONTROLS AND PROCEDURES

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2007, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer who also serves as our principal financial and accounting officer, to allow timely decisions regarding required disclosure.

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

        During fiscal 2006, we were required to restate our fiscal 2005 financial statements as well as certain financial statements for fiscal 2006 periods to correct accounting errors related to the recognition of interest expense, accounting for dividends on our preferred stock and corrections in our calculation of minority interest. All of our employees and accounting staff are located in the PRC and we do not presently have a chief financial officer, comptroller or similarly titled senior financial officer who is bilingual and experienced in the application of U.S. GAAP. During fiscal 2006, we began a search for an appropriate candidate who can fill such a position; however, we are unable to predict when such a person will be hired. During fiscal 2006 we also began providing additional training to our accounting staff in the application of U.S. GAAP. As a result of these matters, our management believes that a deficiency in our internal controls continues to exist. Based upon these historic accounting errors and lack of a chief financial officer and sufficient trained accounting staff, our management has determined that there is a deficiency in our internal controls over financial reporting and that our disclosure controls and procedures were ineffective at September 30, 2007. Until we expand our staff to include a bilingual senior financial officer who has the requisite experience necessary, as well as supplement the accounting knowledge of our staff, it is likely that we will continue to have material weaknesses in our disclosure controls.

        There have been no changes in our internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        None

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS

31.1
Rule 13a-14(a)/15d-14(a) certification of principal executive officer

31.2
Rule 13a-14(a)/15d-14(a) certification of principal accounting officer

32.1
Section 1350 certification of principal executive officer and principal accounting officer

LINKWELL CORPORATION

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Linkwell Corporation

Date: November 19, 2007	By:	/s/ Xuelian Bian Xuelian Bian, Chief Executive Officer, President and Principal Executive Officer

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. Linkwell Corporation and subsidiaries consolidated financial statements
LINKWELL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET SEPTEMBER 30, 2007 (Unaudited)
LINKWELL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
LINKWELL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
LINKWELL CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2007 (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
  ITEM 3. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
LINKWELL CORPORATION
SIGNATURES