Form 10KSB
period 2007-12-31
Linkwell CORP
filed 2008-04-15
CIK 1042463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to

Commission file number: 0-26415

Linkwell Corporation
(Name of small business issuer in its charter)

Florida	65-1053546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1104 Jiatang Road Jiading District, Shanghai China	201807
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (86) 21- 5566-6258

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	not applicable

Securities registered under Section 12(g) of the Exchange Act: common stock, par value $0.0005 per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

State issuer's revenues for its most recent fiscal year: $14,335,721 for the fiscal year ended December 31, 2007.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. $14,377,677 on March 20, 2008.

State the number of shares outstanding of each of the issuer's class of common equity as of the latest practicable date. There were 73,731,675 shares of common stock issued and outstanding as of December 31, 2007.

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

Transitional Small Business Disclosure Form (check one): Yes ☐  No ☒

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

OTHER PERTINENT INFORMATION

As used herein, the “Linkwell”, “the Company”, “we”, “our”, “us” and similar terms include Linkwell Corporation and its subsidiaries, unless the context indicates otherwise. The information which appears on our web site at www.linkwell.us is not part of this annual report. The People's Republic of China is herein referred to as China or the PRC.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

We operate under a holding company structure and currently have one wholly-owned operating subsidiary, Linkwell Tech Group Inc. ("Linkwell Tech") a Florida Corporation. Linkwell Tech owns 100% of Shanghai LiKang Disinfectant High-Tech Company, Limited (“LiKang Disinfectant”) as of March 25, 2008 and prior to March 25, 2008 it owned 90% LiKang Disinfectant. Additionally, Linkwell Tech owns, as of March 25, 2008, 100% of Shanghai LiKang Biological High-Tech Company, Ltd. (“LiKang Biological”). LiKang Disinfectant owns 100% of Shanghai LiKang International Trade Co., Ltd. ("LiKang International"). We regard LiKang Disinfectant's business of hospital disinfectant products as our primary business.

Linkwell Corporation, through our 100% owned subsidiary, LiKang Disinfectant, is engaged in the development, manufacture, sale and distribution of disinfectant health care products primarily to the medical industry in China. The Company has a national marketing and sales presence throughout all 22 provinces as well as four autonomous regions and five municipalities in China. We currently employ 19 full-time sales and marketing people based in Shanghai. Shanghai LiKang Pharmaceuticals Technology Company (“LiKang Pharmaceuticals”), a company 90% owned by Linkwell’s Chairman and Chief Executive Officer, also sells our products using 72 independent sales representatives in China.

Currently, we market our products to the medical industry in China, however we are making efforts to diversify and expand our reach to the retail market. Recently, we have made efforts to expand our customer base and penetrate the civil, industrial, livestock and agricultural disinfection markets of China. As of now, we offer a variety of disinfectant products for the following applications:

■ Skin and mucous membrane disinfectants;

■ Hand disinfectants (external);
■ Environment and surface disinfectants;
■ Medical devices and equipment disinfectants;
■ Machine disinfectants;
■ Animal disinfectants.

LiKang Disinfectant has 56 marketed products, 50 of which are certified by one or more government authorities; the Chinese Ministry of Health, State Food and Drug Administration, or Ministry of Agriculture. China’s Ministry of Health approves those products that require the highest level of licensing and have granted 28 hygiene licenses to Linkwell. We also sell products which have been developed and manufactured by third parties. These parties manufacture disinfectant products that generated approximately 1% of our revenue for the fiscal year ended December 31, 2007. Products that we manufacture account for approximately 99% of our total net revenues for the fiscal year ended December 31, 2007.

In addition, Linkwell Corporation owns a 100% interest in LiKang International, the primary business of which is the import and export of a variety of products and services ranging from small medical equipment and chemical products to computers.

Industry Background

In 2007, Frost & Sullivan stated, “The Chinese healthcare industry has been one of the fastest growing healthcare industries in the world. It is expected to become the fifth largest by 2010. Its growth is mainly driven by the government’s initiatives to simplify regulatory procedures, enhance trade relations, and attract foreign investment through friendly policies.”

According to the China Federation of Industrial Economics, China’s disinfectant industry is estimated at well over $6.5 Billion. Other experts believe the Chinese market demand for biocides will increase by approximately 7.9% annually to 574,000 metric tons by the year 2010.

The disinfectant industry in China may be characterized as an emerging industry, populated by approximately 1,000 small manufacturers and distributors, and half a dozen large international products with limited presence and products.

Major contributing factors responsible for the strength of China’s disinfectant industry growth include the transition to a market economy, increasing health consciousness in the general population and increasing government health standards and education.

Increasing Domestic Demand

Since the shift to a market economy, the Chinese government has initiated several policies to improve public health and living standards and improve the Chinese healthcare industry. Consequently, these initiatives and traditional market forces have driven increasing demand for disinfectant products. According to Frost & Sullivan, China’s healthcare expenditures grew from 5.0% of GDP in 1999 to 6.7% in 2005, representing a growth rate of approximately 5%. During the same period, USA healthcare expenditures grew from 13.2% to 15.9%, representing a growth rate of approximately 3%.

After nearly 30 years of sustaining economic growth in China, both the Chinese government and the public have become more concerned about the quality and cost of healthcare in China. Heightened public concerns, as well as these new public concerns have led to a surge in interest for disinfectant products in China with consumers maintaining stockpiles of disinfectant products. Other factors that support the growth in demand for disinfectant products include:

•
China’s population of 1.3 billion; a large and rapidly aging population base that require better sanitization standards to protect their health. According to a United Nations study released in 2005, the number of people aged 60 or over in China is expected to rise to more than 430 million people;

•	Healthcare professionals and citizens who want a healthcare system and hygienic standards as advanced as western countries;
•	Ongoing government reforms in hospital sanitation, medical standards and disinfectant regulations; and
•	Government educational program to increase public awareness of public health and hygienic standards.

Recent Health Concerns in China

The most critical factors that triggered health concerns in China are the recent and recurring health crises that have led to several epidemics (see Table below) and potential pandemics. In response, the Chinese government has taken initiatives to improve public health and living standards, including the establishment of The Ministry of Public Health in China for the disinfectant industry in China.

Outbreak time	Location	Disease	Situation
January, 1988	Shanghai	Hepatitis A	310,000 reported cases of Hepatitis A, 47 deaths
April - May, 1998	Shenzhen	Sub- Tuberculosis bacillus disease M. chelonae	Shenzhen Woman and Children Hospital reports an airborne infection. 168 patients infected, 46 severe cases
November 2002	Throughout China	SARS	8,000 reported cases, 800 deaths
June 24 - August 20 2005	Sichuan Province	Streptococcus suis in swine and humans	204 reported cases of humans infected with the Swine streptococci in Sichuan, 38 deaths
April 2005	Throughout China	Pulmonary tuberculosis, Hepatitis B	Pulmonary tuberculosis, Hepatitis B remain top two priorities on the infectious disease list in China
June, 2005	Tibet	Bubonic plague	Five infected cases reported, two deaths
July-September 2005	Hunan, Fujian, Zhejiang provinces	Cholera	638 cases reported, two deaths
August, 2005	Guizhou, Ningxia, Liaoning, Jilin	Anthrax	140 cases reported, one death
October, 2005	Inner Mongolia , Hunan , Anhui , Liaoning , and Hubei provinces	Avian Flu	Three confirmed cases reported, two deaths
October, 2005	Zhejiang, Anhui provinces	highly pathogenic bird flu	One confirmed case in each province reported
March 24, 2006	Shanghai	highly pathogenic bird flu	One confirmed case reported
June 16,2006	Guangdong Province	highly pathogenic bird flu	One confirmed case reported
August 14, 2006	XinJiang Province	highly pathogenic bird flu	One confirmed case reported
January 9, 2007	Anhui provinces	highly pathogenic bird flu	One confirmed case reported
February 27, 2007	Fujian provinces	highly pathogenic bird flu	One confirmed case reported
March 28, 2007	Anhui provinces	highly pathogenic bird flu	One confirmed case reported
May 24, 2007	People’s Liberation Army X department	highly pathogenic bird flu	One confirmed case reported
December 2, 2007	Jiangsu provinces	highly pathogenic bird flu	One confirmed case reported
December 6, 2007	Jiangsu provinces	highly pathogenic bird flu	One confirmed case reported

SARS - Severe Acute Respiratory Syndrome

In recent years, the Severe Acute Respiratory Syndrome (SARS) has threatened the public community. SARS, which is a viral respiratory illness caused by a corona virus, called SARS-associated corona virus (SARS-CoV), was first reported in Asia in November 2002. Over the next few months, the illness spread to more than two dozen countries in North America, South America, Europe, and Asia before the SARS global outbreak of 2003 was contained. In April 2004, the Chinese Ministry of Health reported several new cases of possible SARS outbreaks in Beijing and the Anhui Province, which is located in east-central China.

According to the Center for Disease Control of the central government of China, the common manner in which SARS seems to spread is by close person-to-person contact. The virus that causes SARS is thought to be transmitted most readily by respiratory droplets (“droplet spread”) when an infected person coughs or sneezes. Droplet spread occurs as germs from the cough or sneeze of an infected person are propelled a short distance (generally up to three feet) through the air and deposited on the mucous membranes of the mouth, nose, or eyes of nearby persons. The virus also can spread when a person touches a surface or object contaminated with infectious droplets and then touches his or her mouth, nose, or eye(s). Ultimately, there is much the global community does not know about SARS, and it is possible that the SARS virus might spread more broadly through the air (airborne spread) or by other ways that are not yet known.

In the fiscal year ended 2007, there were no confirmed cases of SARS reported in China.

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

In 2007, there were 77 confirmed cases of highly pathogenic bird flu reported throughout the world, that resulted in 50 deaths. Within China there were 5 confirmed cases resulting in 3 deaths during 2007.

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

The process to obtain a manufacturing license involves three stages listed below:

1.	Manufacturers file application materials with their local public health administrative department;
2.	Local administrative departments perform an inspection of the manufacturing facilities according to "qualified disinfection product manufacturing enterprise requirements”; and
3.	Upon satisfaction of "qualified disinfection product manufacturing enterprise requirements,” the manufacturer will be issued a license.

The process to obtain the official hygiene permit for individual disinfectant or instrument involves the steps listed below:

1.	File the application;

2.	Explain disinfectant ingredients or instrument layout and function;
3.	Hygiene administrative departments examine the sample and perform independent tests to verify industry standards and benefits; and
4.	If all the standards are met, the permit will be issued.

The table below details the 28 licenses issued to LiKang Disinfectant by the Ministry of Public Health of the central government of China.

#	Products	Date
1	An’erdian Skin Disinfectant	2003.2.13
2	An’erdian-type 2nd skin disinfectant	2002.11.22
3	An’erdian-type 3rd skin and mucous membrane disinfectant	2005.1.19
4	Dian’erkang Aerosol Disinfectant	2004.3.22
5	Dian’erkang 2% glutaraldehyde disinfectant	2002.11.22
6	Aiershi disinfectant tablets	2004.2.9
7	Aiershi disinfectant	2004.2.9
8	Dian’erkang PVP-I disinfectant	2005.3.30
9	Dian’erkang Iodophor disinfectant	2004.2.19
10	Jifro disinfectant gel	2005.1.19
11	Dian’erkang alcohol disinfectant	2003.12.23
12	Dian’erkang compound iodine disinfectant	2004.4.28
13	Lvshaxing disinfectant granule	2004.2.19
14	Lvshaxing disinfectant tablets	2004.3.29
15	LiKang test paper of chlorine	2004.1.16
16	Jifro 4% Chlorhexidine gluconate surgical hand scrub	2004.9.7
17	JifroSongning disinfectant	2004.9.7
18	Lineng glutaraldehyde disinfectant	2005.2.17
19	LiKang 121 steam pressure sterilization chemical indicator	2005.3.30
20	LiKang 132 steam pressure sterilization chemical indicator	2005.3.30
21	LiKang steam pressure sterilization chemical indicator	2005.4.1
22	LiKang 84 disinfectant	2005.6.27
23	LiKang Glutaraldehyde Monitors (Strip)	2005.12.14
24	PuTai Skin Disinfectant	2007.1.11
25	PuTai washless surgical hand scrub	2007.1.11
26	PuTai washless surgical hand foam disinfectant	2007.1.11
27	LiKang disinfectant detergent	2007.4.19
28	JifroTaixin disinfectant	2007.6.4

LINKWELL’S PRODUCT LINES

We market 56 products, which range from air disinfection machines to hot press bags, disinfection swabs, and disinfection indicators. Our products fall into five categories and six product types.

Five Product Categories:

✓	Skin and Mucous Membrane Disinfectants – 8 Products
✓	Hand Disinfectants – 8 Products
✓	Environment and Surface Disinfectants – 10 Products
✓	Medical Devices and Equipment Disinfectants – 5 Products
✓	Air disinfection equipment – 7 Products
✓	Other products – 18 Products

Six Product Types:

✓	Liquids - gel
✓	Tablets - powder

✓	Aerosol
✓	Chemical indicator
✓	Disinfectant appliance
✓	Liquids - foam

We believe our varied product line gives us a marketing advantage to build a national customer base for our products and services. Approximately 99% of our sales are derived from products we have internally developed and produced and the remaining 1% of sales are produced by outside companies. The tables below offer a summary of our current product offerings:

Skin and Mucous Membrane Disinfectants

Skin and mucous membrane disinfectants target both external and internal applications. Prior to operations, incisions, or injections the products are used to clean the skin surface. Mucous membrane disinfectants target internal germs located in the mouth, eye, perineum, and other internal sources. This product group accounted for approximately 57% of our fiscal year 2007 sales, and approximately 57% of our fiscal year 2006 sales. The table below lists our skin and/or mucous membrane disinfectants.

Product Names	Ingredients	Application	Industry Standard
An’erdian Skin Disinfectant	iodine, alcohol	Skin disinfectant	Q/SUVE 20-2003
An’erdian-type 3rd skin and mucous membrane disinfectant	iodine, chlorhexidine	Skin & mucous membrane disinfectant	Q/SUVE 22-2003
Dian’erkang PVP-I disinfectant	Povidone-iodine	Skin & mucous membrane disinfectant	Q/SUVE 28-2004
Dian’erkang alcohol disinfectant	alcohol	Skin disinfectant	Q/SUVE 08-2004
PuTai Skin disinfectant	Chlorhexidine gluconate, alcohol	Skin disinfectant	Q/SUVE 37-2006

Hand Disinfectants

These disinfectants target the skin surface. Products are applied to the skin prior to medial procedures. This product group accounted for approximately 15% of our fiscal year 2007 sales and approximately 13.5% of our fiscal year 2006 sales. The table below lists our hand disinfectants.

Product Names	Ingredients	Application	Industry Standard
Jifro antimicrobial hand washing	Chlorhexidine	Hand washing	Q/SUVE 04-2003
Jifro disinfectant gel	DP300 (Triclosan)	Hand disinfectant	Q/SUVE 02-2003
Jifro 4% Chlorhexidine gluconate surgical hand scrub	Chlorhexidine gluconate	Surgical hand disinfectant	Q/SUVE 09-2004
PuTai washless surgical hand scrub	Chlorhexidine gluconate, alcohol	Hand disinfectant	Q/SUVE 39-2006
PuTai washless surgical hand foam disinfectant	Chlorhexidine gluconate, alcohol	Hand disinfectant	Q/SUVE 38-2006

Environment and Surface Disinfectants

These disinfectants target a variety of surfaces, such as floors, walls, tables, and medical devices. Additionally the products can be applied to cloth materials including furniture and bedding. This product group accounted for approximately 15% of our fiscal year 2007 sales and approximately 16.6% of our fiscal year 2006 sales. The table below lists our environment and surface disinfectants.

Product Names	Ingredients	Application	Industry Standard
Aiershi disinfectant tablets	Trichloroisocyanuric acid	Environment and surface disinfection	Q/SUVE 34-2004
Lvshaxing disinfectant tablets	Dichloro dimethylhydantoin	Environment and surface disinfection	Q/SUVE 33-2003
Dian’erkang aerosol disinfectant	Benzethonium Chloride	Environment and surface disinfection, preventing the spread of airborne viruses such as human influenza virus, SARS, and the Bird flu virus.	Q/SUVE 07-2004
Lvshaxing disinfectant granule	Dichloro dimethylhydantoin	Environment and surface disinfection	Q/SUVE 32-2003
LiKang disinfectant detergent	Sodium hypochlorite	Surface disinfectant	Q/SUVE 37-2006

Medical Devices and Equipment Disinfectants

This line of disinfectants targets medical equipment, including the sterilization of thermo sensitive instruments and endoscope equipment. This product group accounted for approximately 11% of our fiscal year 2007 sales and approximately 11.5% of our fiscal year 2006 sales. The table below lists our medical device and equipment disinfectants.

Product Names	Ingredients	Application	Industry Standard
Dian’erkang 2% glutaraldehyde disinfectant	Glutaraldehyde	Disinfection and sterilization of device	Q/SUVE 10-2003
Dian’erkang 2% glutaraldehyde disinfectant (sales to Olympus Corporation)	Glutaraldehyde	Disinfection and sterilization of endoscopes	Q/SUVE 10-2003
Dian’erkang multi-enzyme rapid detergents	Multi-Enzyme	Rinsing and decontamination of device	Q/SUVE 14-2004

Machine Series

This line of disinfectants targets air quality. This product group accounted for approximately 2% of our fiscal year 2007 sales and approximately 1.4% of our fiscal year 2006 sales. The table below lists our machine series disinfectants.

Product Names	Ingredients	Application	Industry Standard
Lvshaxing LKQG-1000 air disinfection machine	Ozone, ultraviolet radiation, electrostatic	Air disinfection	Q/SUPE 09-2003
An’erdian disinfection swab	An’erdian	Skin and disinfection	Q/NYMN07-2003
LiKang test paper of chlorine	reagent	Indicates disinfectant concentration	Q/SUVE 40-2003
LiKang 121 steam pressure sterilization chemical indicator (card and adhesive tape)	Indication oil	Indicates sterilization effect	Q/SUVE 16-2005
LiKang 132 steam pressure sterilization chemical indicator (label)	Indication oil	Indicates sterilization effect	Q/SUVE 17-2005
LiKang steam pressure sterilization chemical indicator	Indication oil	Indicates sterilization effect	Q/SUVE 18-2005

Retail products

In 2005, we began to expand our distribution reach to the retail market. As a result, our products have gained access to hotels, schools, supermarkets, and drugstores. We have repackaged commercial disinfectant products for sale to the consumer market. Since October 1999, we redeveloped four separate products for distribution to the retail market. LiKang Disinfectant redeveloped the following products in the months and years listed:

■	Jin Zhongda collutory (mouthwash)	October 1999
■	Antibacterial lubricant	October 1999
■	LiKang Disinfectant 84	August 2005
■	Dian’erkang aerosol disinfectant	October 2005

Customers

We sell our products on a wholesale and retail basis to the medical community in China. We have approximately 5,000 active and recurring customers including hospitals, medical suppliers, and distribution companies throughout China. We maintain over 20 distribution contracts with wholesale dealers and agents. We generally offer payment terms of four to six months before payment for the products is due. For the fiscal years ended December 31, 2007 and 2006, two affiliated entities that are our customers, LiKang Pharmaceutical (on October 16, 2007, LiKang Pharmaceutical changed its name to ZhongYou) and Shanghai LiKang Meirui Pharmaceuticals High-Tech Co. Ltd., represented approximately 17% and about 40%, respectively, of our total net revenues. We have contracts with all our dealer and agent customers.

Manufacturing

We operate two production facilities in Shanghai, one located in the Shanghai Jiading district and one located in the Shanghai Jinshan district. Products are manufactured primarily in liquid, tablet, and powder form. Approximately 99% of LiKang Disinfectant’s revenues for fiscal 2007 were derived from products manufactured in these two factories.

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

The Shanghai Jinshan district factory is approximately 4,300 square feet and is used in the manufacture of the tablet and powder forms of disinfectants. The manufacturing capacity is 300 metric tons of tablet and 180 metric tons of powder disinfectant annually. The average manufacturing cycle for the tablets and powder, from formulation to finished product, is one day.

Products which represent the remaining approximate 1% of our fiscal year 2007 revenues are manufactured by third parties.

During fiscal 2007, following GMP certification for both the factory and the equipment; we began utilizing the services of LiKang Biological, a related party, to manufacture some of our products including our An'erdian and Dian'erkang lines of disinfectants. On March 25, 2008, Linkwell Tech bought 100% of the issued and outstanding stock of LiKang Biological. See Part III, Item 12. Certain Relationships and Related Transactions, and Director Independence appearing later in this annual report.

We have found in our experience that products manufactured at GMP certified facilities utilizing GMP certified equipment can be sold at higher prices than similar products manufactured at non- GMP certified facilities. While GMP certified products cost more to produce, we are able to increase our selling prices proportionally. Our product packaging varies to meet different needs of the market. We package our liquid and gel disinfectants in popular sizes ranging from 40 ml to 5 liters. Each of our tablet disinfectants contains 500 ml of active chlorine. We package these tablets in 50 tablet, 100 tablet and 200 tablet bottles. Finally, we package our powder disinfectants in 250 gram and 500 gram containers.

We maintain an inventory of finished products equal to approximately 1 month of average sales. Currently, we are manufacturing at about 50% of full capacity based upon our current product demand, and we have the ability to increase to full capacity if demand continues to increase.

We have an in-house fulfillment and distribution operation, which is used to manage our supply chain, beginning with the placement of the order, continuing through order processing, packaging and shipping the products to each customer. We maintain inventory and fill customer orders from both the Jiading factory and the Jinshan factory.

Raw Materials

We purchase raw materials from six primary suppliers, including a related party, and we have signed purchase contracts with these suppliers in an effort to ensure a steady supply of raw materials. We have maintained stable business relations with these suppliers for over 10 years, and believe that our relationships with these primary suppliers will remain stable. In the event the relationships falter, there are many suppliers with the capability to supply our company. We purchase raw materials on payment terms of 30 days to three months. Some of the suppliers import from foreign countries, as listed below, and we purchase directly from these suppliers.

The table below details the supply relationships for raw materials

Raw materials	Suppliers	Origin
Iodine	Shanghai Wenshui Chemical Co., Ltd	USA
Potassium iodide	Shanghai Wenshui Chemical Co., Ltd	Holland
Glutaraldehyde	Shanghai Jin an tang Hygienical Product Factory	Germany
Triclosan	Ciba Specialty Chemicals (China)LTD	Domestic
Alcohol	Shanghai Jangbo Chemical Co., L td	Domestic
Trichloroisocyanuric acid	Xuzhou Keweisi Disinfectant Co., Ltd	Domestic

Customer Service and Support

We believe that a high level of customer service and support is critical in retaining and expanding our customer base. Customer care representatives participate in ongoing training programs under the supervision of our training managers. These training sessions include a variety of topics such as product knowledge and customer service tips. Our customer care representatives respond to customers’ e-mails and calls that are related to order status, prices and shipping. If our customer care representatives are unable to respond to a customer’s inquiry at the time of the call, we strive to provide an answer within 24 hours. We believe our customer care representatives are a valuable source of feedback regarding customer satisfaction. Our customer returns and credits average approximately 1% of total sales.

Linkwell’s New Product Development

We are committed to research and development. LiKang Disinfectant was created as a research and development organization by the Second Military Medical University (SMMU) of the Chinese Army in 1988. We develop our products internally and own all rights associated with these products.

We commercialized four new disinfectant products in 2007, including PuTai Skin Disinfectant, PuTai washless surgical hand scrub, PuTai washless surgical hand foam disinfectant and LiKang disinfectant detergent, which is an environmental and surface disinfectant. We currently have 10 products in development and have licensing applications filed for 3 of those products.

For the fiscal years ended December 31, 2007 and 2006, we spent approximately $61,452 and approximately $18,000, respectively, on research and development.

Linkwell’s Marketing and Sales

We were formed in 1988 as a research and development organization by the Second Military Medical University (SMMU) of the Chinese Army. Our CEO, Mr. Xuelian Bian, was a member of the staff of SMMU. We believe that his relationships with alumni and business persons associated with SMMU provide us with certain marketing advantages. The university is a well recognized, prestigious institution in China and many of its graduates work at hospitals, medical suppliers, and distribution companies throughout China in senior positions, which places them in the decision making process for purchasing products such as ours. In addition, the students and faculty at the university provide a pool of talent from which we draw, both as potential employees or summer interns who go on to work at other companies, many of whom are customers or potential customers for our products. In marketing our products, we seek to leverage these relationships.

During the 2007 fiscal year, we expanded our distribution capability in the PRC. We have a national marketing and sales presence throughout all 22 provinces, as well as four autonomous regions, and four municipalities of China. We currently employ 19 full-time sales and marketing people based in Shanghai. Shanghai LiKang Pharmaceuticals Technology Company, an affiliate, also sells our products using 72 independent sales representatives in other provinces of China.

Approximately 28% of our sales are achieved by our proprietary sales force, while the remaining 72% are outsourced to independent dealers and agents. We compensate our proprietary salesman with a base salary plus commission. The sales representatives are located in each of China’s provinces. The external sales network currently covers hospitals in 20 provinces including: Beijing, Guangdong, Tianjin, Fujian, Yunnan, Hainan, Jiangsu, Zhejiang, Anhui, Shandong, Henan, Hebei, Liaoning, Heilongjiang, Shanxi, Gansu, Ningxia, Guizhou, Hunan, Sichuan, Xinjiang, Neimenggu. The independent sales representatives sell directly to the end-users.

We also have relationships with 23 independent distribution agents who purchase products from us in larger quantities and then resell in smaller quantities to smaller health care facilities. In January 2005 we signed a two year agreement with Shanghai LiKang Meirui Pharmaceutical High-Tech Co., Ltd. to market our products to the retail/consumer market. Shanghai LiKang Meirui Pharmaceutical High-Tech Co., Ltd. has a sales network which covers certain sectors of the retail/consumer market in China. Shanghai Shanhai Group, LiKang Disinfectant's minority shareholder, owns a 68% interest of Shanghai LiKang Meirui Pharmaceutical High-Tech Co., Ltd.

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

It is anticipated that the disinfectant educational center will offer a job training program to educate and train professionals to work in the disinfectant field. The disinfectant educational center will be a tuition based education program for which graduates will receive a license from the China Pest Infestation Control and Sanitation Association. After completion of the program, it is envisioned that a personnel exchange service center of the Chinese central government's Health Department will function much like a placement office and assist the center's graduates in securing positions with companies seeking to fill positions in the PRC. From time to time we may also recruit graduates from the disinfectant educational center to join our company.

In June 2006, we entered into an oral arrangement with Beijing JinMeiHua Sterilizing Technology Development Company, Limited ("JinMeiHua"), an unrelated party, to act as our agent to operate the disinfectant educational center and to be responsible for the job training program specifics. However, during the 2007 fiscal year, we terminated this contract and now control the operation of the disinfectant educational center and job training program independently of JinMeiHua.

We believe the China Pest Infestation Control and Sanitation Association and LiKang Disinfectant will share the profits of the disinfectant educational center with us; however the precise revenue share has not been determined. It is also expected that the China Pest Infestation Control and Sanitation Association will receive at a maximum 50% of the profits from the disinfectant educational center. JinMeiHua will not receive any profits for operating the disinfectant educational center because our arrangement with JinMeiHua has been terminated. We advanced JinMeiHua $249,797 to begin the development of the disinfectant educational center. The investment made by LiKang Disinfectant of $249,797 in JinMeiHua was returned to LiKang Disinfectant in December 2006 because JinMeiHua was no longer involved in this program.

In 2006, LiKang Disinfectant entered into an agreement with China Pest Infestation Control Association and Ministry of Health to establish and operate a disinfectant educational center in Beijing, China. In accordance with the agreement, LiKang Disinfectant is responsible for the establishment of the disinfectant educational center, as well as its management and funding. As of December 31, 2007, we had provided the text books and technical standards for training and we anticipate that the first class will be held for training the 2008 Beijing Olympic Staff.

Linkwell’s Intellectual Property

We have received eleven patents and have one pending patent application with National Property Right Administration of the PRC. The patent approval process can take up to 36 months. The following is a list of LiKang Disinfectant’s patents and pending patent applications:

Patent Category	Patent name	Patent No	Notes
New invention	Low smell and stimulus contain chlorine disinfectant tablet, powder etc	ZL 200410068135.8	Approved, expires August 2026
New invention	A new skin & mucous membrane disinfectant including preparation methods	Application # 200410025305.4	Pending. Applied on 2004-11-12
Appearance design	Bottle (with the wing stretch)	ZL 00 3 14391.0	Approved, expires April 2010
Appearance design	Packaging bottle	ZL 2003 3 0108274.5	Approved, expires November 2013
Appearance design	Bottle	ZL 200530034239.2	Approved, expires December 2015
Appearance design	Test paper box of chlorine	ZL 2004 3 0022740.2	Approved, expires May 2014
Product Improvement	Improved heavy duty bottle	ZL 03 2 29616.9	Approved, expires March 2013
Product Improvement	High strength water sterilizer with Model H ultraviolet lamp	ZL 03 2 10513.4	Approved, expires September 2013
Product Improvement	Sewage application	ZL 2004 2 0037013.8	Approved, expires June 2014
Product Improvement	Container with the vacuum pump	ZL 200420090682.1	Approved, expires June 2016
Product Improvement	Multifunctional air disinfectant	ZL 200420037010.4	Approved, expires August 2015
Product Improvement	Bracket for heavy duty bottle	ZL 200520039668.3	Approved, expires October 2016

We have nine product trademarks, of which four are registered trademarks with the China State Administration for industry and commerce trademark office. These trademarks cover our four major product lines, An’erdian, Jifro, Dian’erkang and Lvshaxing.

We are not a party to any confidentiality or similar agreement with any of our employees or any third parties regarding our intellectual property. It is possible that a third party could, without authorization, utilize our propriety technologies without our consent. We can give no assurance that our proprietary technologies will not otherwise become known or independently developed by competitors.

Linkwell’s Competition

We operate in a fragmented, competitive national market for healthcare disinfectant products. According to a survey conducted in 2004 by the China Federation of Industrial Economics (CFIC), the disinfectant market in the PRC was approximately $6.25 billion (USD). While the disinfectant industry in China is an emerging industry, and the industry is populated with small regional players, we estimate that there are over 1,000 manufacturers and distributors of disinfectant products in China and certain of our major competitors distribute products similar to ours, including those which also prevent the spread of airborne viruses such as avian flu and SARS.

We compete with foreign companies, including 3M, who are marketing a limited line of disinfectant products in China, as well as smaller, domestic manufacturers. Most domestic competitors offer a limited line of products and there are few domestic companies with a nationwide presence. We believe that our national marketing and sales presence throughout all 22 provinces, as well as four autonomous regions, and four municipalities of China gives us a competitive advantage over many other disinfectant companies in China.

In addition, prior to the adoption of industry standards in July 2002 by the central government of China, disinfectant products were generally marketed and sold based on pricing factors. We believe the recent standards implemented by the government and a growing middle income class will shift the customer demand from price to quality.

As a result of this heightened license and permit system, all disinfectant manufacturers must comply with "qualified disinfection product manufacturing enterprise requirements” established by the Ministry of Public Health. The requirements include standards for both hardware and software. Hardware would include facilities and machinery. Software would include the technology to monitor the facilities. Furthermore the requirements will encompass the knowledge and capability of both the production staff and quality control procedures.

Furthermore we estimate the new government standards adopted in July 2002 are increasing the barriers to entry in the disinfectant industry. We believe that the new standards may lead to fewer competitors as companies falter in their efforts to adhere to the new standards. The implementation of these improved production standards and licenses have effectively decreased the competitiveness of small and mid-size manufacturers. The new standards are especially difficult for companies with limited product offerings and inferior technical content.

Linkwell’s Competitive Advantages

We believe that the following are the principal competitive strengths that differentiate our company from the majority of our competition:

•	Strong sales and distribution network in China – enables us to compete effectively with domestic competitors, as well as larger foreign-owned competitors.

•
Product selection and availability – A number of our competitors are smaller, regional companies with a limited number of product offerings. We offer our customers a wide variety of disinfectant products and ability to ship products to our customers on a timely basis throughout the PRC.

•
Research and development – Our efforts to respond to market demand for new products have resulted in the issuance to us of 28 hygiene licenses by the Ministry of Public Health of the central government of China. Based upon our knowledge of our competitors, we do not believe any of our competitors have received as many licenses since the enactment of the licensing standards in July 2002.

•	Strong product pipeline – We have a history of introducing 3 or 4 new products to the market each year. We have filed applications for 3 new products and have 7 additional products in development.

•	Manufacturing capacity – We are operating at 50% capacity to produce GMP certified products and we have the ability to increase capacity significantly at moderate costs.

•
Customer services – Our sales personnel are thoroughly educated about our products, which enable them to better understand the needs of our customers. Our customer service representatives strive to answer questions immediately and no later than 24 hours after a customer’s inquiry.

•
Reliability and speed of delivery. We believe our products have developed a reputation of good quality and effectiveness and our manufacturing capabilities enable us to produce and ship products to our customers promptly.

•	Customer service – Our customer service representatives participate in ongoing product training programs and we strive to respond to all customer inquiries within 24 hours.

•	Price – We have developed relationships with a number of raw material suppliers which enables us to keep our costs low and thereby offer prices to our customers which are very competitive.

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

Our primary competitors include:

Competitor	Products

3M Company	Hand disinfectant, skin and mucous disinfectant
Ace	Skin and mucous disinfectant
Chengdu Kangaking	Medical equipment and devices
Hangzhou Yangchi	Sterilized Q-tip
Shandong Xinhua	Chemical indicators

Our primary foreign competitor is 3M Company which has had a presence in China for more than 20 years. 3M Company entered the hand disinfection market at the end of 2004 and primarily offers products in the areas of index and control devices and disinfectant machines. At present, 3M Company has five products for use in operating rooms and its products are found in provincial capital cities of China such as Shanghai, Beijing, Guangzhou, Hangzhou, Nanjin, Chengdu and Xi’an. 3M Company’s product line in China is relatively narrow, with few overlapping products between 3M Company and our company.

Another foreign competitor is Johnson & Johnson, established operations in China in 1994. In China, Johnson & Johnson offers a variety of skin, hand, and medical equipment disinfectants. Prior to the recent initiatives by the government, disinfectant products were marketed based on pricing and despite the brand awareness of Johnson & Johnson; its products did not have widespread reception among the community. Furthermore, Johnson & Johnson does not offer a wide variety of disinfectant products in China. Due to the difficulties in attaining a critical mass Johnson & Johnson recently withdrew from the surgical disinfectant market in China and has refocused its efforts on the disinfection of medical devices.

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

Pursuant to the July 2002 Ministry of Public Health 27th Order of Ministry of Health of the People's Republic of China, all disinfectant manufacturers in China must obtain a license to manufacture hygiene disinfectants. Prior to release, all disinfectant instruments must obtain the official hygiene permit document of Ministry of Public Health and the approval of the provincial hygiene administrative department. The implementation of these improved production standards and licenses has effectively decreased the competitiveness of small to mid size manufacturers with single product and inferior technical content. Presently we meet all standards initiated by this ordinance and we have been granted 28 hygiene licenses by the Ministry of Public Health.

We are also subject to various other rules and regulations, including the People’s Republic of China Infectious Disease Prevention and Cure Law, Disinfection Management Regulation, Disinfection Technique Regulation, Disinfection Product Manufacturer Sanitation Regulation, and Endoscope Rinse and Disinfection Technique Manipulation Regulation. We believe we are in material compliance with all of the applicable regulations.

PRC Legal System

Since 1979, many laws and regulations addressing economic matters in general have been promulgated in the PRC. Despite development of its legal system, the PRC does not have a comprehensive system of laws. In addition, enforcement of existing laws may be uncertain and sporadic, and implementation and interpretation thereof inconsistent. The PRC judiciary is relatively inexperienced in enforcing the laws that exist, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Even where adequate laws exist in the PRC, it may be difficult to obtain swift and equitable enforcement of such laws, or to obtain enforcement of a judgment by a court of another jurisdiction. The PRC's legal system is based on written statutes and, therefore, decided legal cases are without binding legal effect, although they are often followed by judges as guidance. The interpretation of PRC laws may be subject to policy changes reflecting domestic political changes. As the PRC legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. The trend of legislation over the past 20 years has, however, significantly enhanced the protection afforded foreign investors in enterprises in the PRC. However, there can be no assurance that changes in such legislation or interpretation thereof will not have an adverse effect upon our business operations or prospects.

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

Over the last several years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the Chinese currency as the result of inflation. This relative Renminbi (“RMB”) devaluation places some restrictions on the availability of domestic credit, reducing the purchasing capability of customers, and limiting re-centralization of the approval process for some foreign product purchases. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

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

EMPLOYEES

LiKang Disinfectant employs approximately 170 full time employees, including our executive officers, as follows:

Department	Number of Employees

Administrative center	8
Accounting	13
Production	95
Logistics	26
Sales and Marketing Staff in Shanghai	19
Research and Development	9
Total	170

U.S. Advisors

On January 10, 2006 and effective January 1, 2006, the Company entered into a three year agreement with China Direct Investments, Inc. to provide business development and management services. In connection with this agreement, the Company issued China Direct Investments, Inc. 4,700,000 shares of the Company's common stock. The Company valued the service using the fair value of common shares on grant date at $0.18 per share and recorded deferred consulting expenses of $846,000 to be amortized over the service period. In July 2007, the Company terminated the service contact with China Direct Investments, Inc, and the remaining deferred consulting expenses associated with this agreement amounted to $564,000, which were expensed for the year ended December 31, 2007.

In September 2006, the Company entered into a three-year agreement with Zhiyan Shi to provide business development and management services. In connection with this agreement, the Company issued Zhiyan Shi 500,000 shares of the Company's common stock. The Company valued these services using the fair value of common shares on grant date at $0.185 per share and recorded deferred consulting expense of $92,500 to be amortized over the service period. For the year ended December 31, 2007, amortization of consulting compensation amounted to $30,833.

On June 6, 2007, the Company entered into a six month agreement with FirsTrust Group Inc. to provide business development and management services. In connection with this agreement, on July 12, 2007, the Company issued 450,000 shares of its restricted common stock. The Company valued the service using the fair value of common shares on grant date at $0.17 per share and recorded deferred consulting expense of $76,500 to be amortized over the service period.

On December 6, 2007, the Company terminated the service contract with FirsTrust Group Inc.

HISTORY OF OUR COMPANY

We were incorporated in the state of Colorado on December 11, 1996 as Mizar Energy Company. From our inception through December 28, 1999, we were involved in the business of acquiring, developing and operating oil and gas properties. On December 28, 1999, we sold 60% of our issued and outstanding common stock to HBOA.Com, Inc., a District of Columbia corporation ("HBOA-DC"). Pursuant to this stock sale, there was a change in our business and management team and we began to focus on HBOA's business, which was related to the sale of products and services to the owners of home based businesses through its Internet web site.

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

On May 2, 2005, we closed a share exchange with all of the shareholders of Linkwell Tech in which we acquired 100% of the issued and outstanding shares of Linkwell Tech’s common stock in exchange for 36,273,470 shares of our common stock, which at closing represented approximately 87.5% of the issued and outstanding shares of our common stock. As a result of the transaction, Linkwell Tech became our wholly owned subsidiary. Linkwell Tech was founded in June 2004. On June 30, 2004, Linkwell Tech acquired 90% of LiKang Disinfectant through a stock exchange with Shanghai LiKang Pharmaceuticals Technology Company, Limited, the then 90% shareholder of LiKang Disinfectant. Shanghai Shanhai Group, an unaffiliated third party, owned the remaining 10% of LiKang Disinfectant. Shanghai Shanhai Group is owned by Shanghai Shanhai Group Employee Share-holding Committee (16.25%) and Shanghai Baoshan District Dachang Town South Village Economic Cooperation Club (83.75%). LiKang Disinfectant's officers and directors, Mr. Xuelian Bian and Wei Guan, own Shanghai LiKang Pharmaceuticals Technology Company, Limited, owning 90% and 10%, respectively, of that company. The transaction in which Linkwell Tech acquired the 90% interest in LiKang Disinfectant resulted in the formation of a U.S. holding company by Mr. Bian and Guan as it did not result in a change in the underlying ownership interests of LiKang Disinfectant.

Our then officers and directors resigned at the closing of the share exchange and Mr. Wei Guan and Xuelian Bian, who were the officers and directors of Linkwell Tech, were appointed our officers and directors. In connection with the share exchange and to satisfy all outstanding obligations and indebtedness owed by our company to our former CEO and certain third parties, Linkwell Tech provided us $175,000 which we provided to our former CEO to be used by him to satisfy these obligations. We also issued our former CEO 1,400,000 shares of our common stock.

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

On February 15, 2008, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Ecolab Inc., a Delaware corporation (“Ecolab”), pursuant to which Ecolab agreed to purchase and Linkwell Tech agreed to sell 888,889 of its shares, or 10% of the issued and outstanding capital stock of Linkwell Tech, for $2 million dollars. The transaction is expected to close early in the first quarter of this year after the satisfaction of certain conditions as set forth in the Stock Purchase Agreement.

In connection with and as a condition to closing the Stock Purchase Agreement, on February 29, 2008, LiKang Disinfectant entered into a series of commercial agreements, including a Consulting Agreement, two Distributor Agreements, and a Sales Representative Agreement.

Pursuant to the Consulting Agreement, LiKang Disinfectant is providing consulting services to Ecolab Chemicals Ltd., a company of limited liabilities incorporated under the laws of China and a wholly-owned subsidiary of Ecolab (“Ecolab Chemicals”), including identifying all regulatory approvals for manufacture, productions, transport, market, sale distribution and or use for certain of Ecolab Chemicals’ infection control, cleaning and sanitizing products for the period the Disinfectant Distribution Agreement (defined below) is in effect. Pursuant to the first Distribution Agreement, LiKang Disinfectant is a distributor for the promotion, sale and distribution of certain of Ecolab Chemicals’ infection control, cleaning and sanitizing products (the “Disinfectant Distribution Agreement”) for the territory of PRC (excluding Hong Kong, Taiwan and Macau) for the period of two years unless extended or terminated early. Pursuant to the second Distribution Agreement, Ecolab Chemicals is the exclusive distributor for the promotion, marketing, sale and distribution of certain of certain of LiKang Disinfectant’s infection control products (the “Ecolab Chemicals Distribution Agreement”) for the territory of Hong Kong, Taiwan and Macau for the period of two years unless extended or terminated early. Pursuant to the Sales Representative Agreement, LiKang Disinfectant is a sales representative for the solicitation of sales of Ecolab Chemicals’ pest elimination services for the territory of the P.R.C. (excluding Hong Kong, Taiwan and Macau) for the period of two years unless extended or terminated early.

On April 6, 2007, our wholly-owned subsidiary Linkwell Tech entered into two material stock purchase agreements. In one agreement, Linkwell Tech was to acquire 100% equity interest in Shanghai LiKang Biological High-Tech Company, Limited, a Chinese company in a related party transaction with Xuelian Bian, an individual, Wei Guan, an individual, and LiKang Pharmaceutical (the “Biological Stock Purchase Agreement”). Mr. Bian is Linkwell Corporation's Chief Executive Officer, President and Chairman of the Board and Wei Guan is Linkwell Corporation's Vice President, Secretary and Director. Mr. Bian and Mr. Guan own 90% and 10% of LiKang Pharmaceutical, respectively. Mr. Bian and LiKang Pharmaceutical owned 60% and 40% of LiKang Biological, respectively. Pursuant to the terms of the Biological Stock Purchase Agreement, Mr. Bian and LiKang Pharmaceutical were to receive 1,000,000 shares of Linkwell Corporation restricted common stock. In the other agreement, Linkwell Tech, which already owned a 90% equity interest in Shanghai LiKang Disinfectant, was to purchase the remaining 10% equity interest of LiKang Disinfectant from Shanghai Shanhai Group, a non-affiliated Chinese entity (“Disinfectant Stock Purchase Agreement”). Pursuant to the terms of the Disinfectant Stock Purchase Agreement , Shanghai Shanhai Group was to receive 3,000,000 shares of Linkwell Corporation restricted common stock.

Due to restrictions under PRC law that prohibited the consideration then contemplated by the Biological Stock Purchase Agreement and Disinfectant Stock Purchase Agreement neither of the respective transactions contemplated by those agreements closed. As a result of this, on March 25, 2008, the parties agreed to enter into an amendment to the Biological Stock Purchase Agreement (“Biological Amendment”) and an amendment to the Disinfectant Stock Purchase Agreement (“Disinfectant Amendment”) in an effort to complete the stock purchase transactions under those agreement. Pursuant to the terms of the Biological Amendment, the only material change to the Biological Stock Purchase Agreement relates to the consideration paid by Linkwell Tech to Xuelian Bian and LiKang Pharmaceutical which was changed from 1,000,000 shares of the Company’s common stock to $200,000 and 500,000 shares of common stock. Pursuant to the terms of the Disinfectant Amendment, the only material change to the Disinfectant Stock Purchase Agreement relates to the consideration paid by Linkwell Tech to Shanghai Shanhai Group for the remaining 10% equity interest, which was changed from 3,000,000 shares of Common Stock, to $380,000 and 1,500,000 shares of Common Stock. The other terms of the Disinfectant Stock Purchase Agreement remain in full force and effect.

As a result of the closing the aforementioned transactions on March 25, 2008, our wholly-owned subsidiary Linkwell Tech now owns 100% equity interest in LiKang Biological and a100% equity interest in LiKang Disinfectant.

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

We are materially dependent on certain related party transactions in the ongoing conduct of our business. Sales to our affiliates Shanghai LiKang Pharmaceuticals Technology Company, Limited and Shanghai LiKang Meirui Pharmaceutical High-Tech Co., Ltd. represented approximately 17% of our total net revenues in the 2007 fiscal year and approximately 41.8% of our total net revenues in fiscal year 2006. This related party represented approximately 40% and approximately 45.5% of our accounts receivable at December 31, 2007 and 2006, respectively. In addition, we lease our principal executive officers from Shanghai Shanhai Group, the minority shareholder of our LiKang Disinfectant subsidiary, and Shanghai LiKang Meirui Pharmaceutical High-Tech Co., Ltd, an affiliated company of this minority shareholder, both supplies us with raw materials and acts as a contract manufacturer for certain of our products. We have also engaged in an number of other related party transactions including extending working capital loans to Shanghai LiKang Pharmaceuticals Technology Company, Limited and Shanghai LiKang Biological High-Tech Company, Ltd., purchasing real property from Shanghai LiKang Pharmaceuticals Technology Company, Limited and utilizing the services of Shanghai LiKang Biological High-Tech Company, Ltd. to process certain of our products. These affiliated transactions may from time to time result in a conflict of interest for our management. Because these transactions are not subject to the approval of our shareholders, investors in our company are wholly reliant upon the judgment of our management in these related party transactions.

The management of our company is located in the PRC and we are materially dependent upon advisory services of a U.S. company.

None of the current members of our management have any experience in U.S. public companies and these individuals are not fluent in English. We have engaged Segue Ventures LLC to provide us with various informal advisory and consulting services, including U.S. business methods and compliance with SEC disclosure requirements. We selected Segue Ventures to provide these services to us in part because its staff includes a Chinese-speaking individual with education and experience in finance and economics.

Until such time as we are able to expand our board of directors to include English-speaking individuals who have experience with the operation and regulatory framework applicable to U.S. public companies, we are materially dependent upon our relationship with Segue Ventures, LLC. Our contract with this company expires in December 2008. If for any reason Segue Ventures, LLC should fail to provide the contracted services at the anticipated levels or fails to extend its services and we have not added members to our board of directors with the requisite experience we may be unable to prepare and file reports as required by the Securities Exchange Act of 1934 on a timely basis which could lead to our common stock being removed from the OTCBB. In this event, your ability to liquidate your investment would be negatively impacted and you could lose your entire investment in our company.

As is customary in the PRC, we extend relatively long payment terms to our customers, including on sales to related parties, which can negatively impact our cash flows. Our terms of sale generally require payment within four to six months, which is considerably longer than customary terms offered in the United States. For fiscal 2007, the average time of payment on accounts receivable from non-related third parties was 90 days and the average time of payment on accounts receivable from related parties as 270 days, compared to 180 days from related parties in fiscal 2006; an increase of 90 days. The Company would like to control the average time of payment on accounts receivable from related parties within 120 days.

We occasionally offer established customers, including related parties, longer payment terms of up to 240 days on new products as an incentive to purchase these products, which has served to further increase the average days outstanding for accounts receivable. We maintain a relatively low reserve for doubtful accounts when compared to a company operating in the U.S. Our payment terms may have the effect of adversely impacting our cash flow and our ability to fund our operations out of our operating cash flow. Our ability to continue to implement our growth strategy could suffer if our cash flows are adversely impacted which will have the effect of limiting our ability to increase our revenues in the future.

Certain agreements to which we are a party and are material to our operations lack various legal protections, which are customarily contained in similar contracts prepared in the United States.

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

Each of our product groups is subject to competition from other manufacturers of similar products. There are approximately 1,000 manufacturers of similar disinfectant products in China, but only approximately 30 manufacturers, including our company, operate on a continuous basis with the remainder of other companies periodically entering the market in times of increased demand. While we believe we are one of the leading manufacturers of disinfectant products in the PRC, from time to time there is a sporadic oversupply of these products which can adversely impact our market share and competitive position in this product group. As a result, we may not be able to effectively compete in our product segments which could have the effect of limiting our ability to sustain our current level of operations or grow our revenues in future periods.

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

For the fiscal years ended December 31, 2007 and 2006 revenues from one customer, Shanghai LiKang Pharmaceuticals Technology Company, Limited, an affiliate, represented approximately 16% and approximately 40%, respectively, of our total net revenues. Unless we maintain multiple customer relationships, it is likely that we will experience periods during which we will be highly dependent on a limited number of customers. Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops conducting business with us. Moreover, to the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer's ability to stay in business and make timely payments to us.

We depend on factories to manufacture our products, which may be insufficiently insured against damage or loss.

We have no direct business operation, other than our ownership of our subsidiaries located in China, and the results of operations and our financial condition are solely dependent on our subsidiaries' factories in China. We do not currently maintain insurance to protect against damage and loss to our facilities and other leasehold improvements. Therefore, any material damage to, or the loss of, any of our facilities due to fire, severe weather, flooding or other cause, would not be shared with an insurance company, and if large enough, would have a material and negative effect on our financial condition. If the damage was significant, we could be forced to stop operations until such time as the faculties could be repaired.

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

We utilize certain technologies in the purification of raw material used in our products which are proprietary in nature. We are not a party to any confidentiality or similar agreements with employees and third parties including consultants, vendors and customers and it not likely that we will enter into these types of agreements in the future. It is possible that our employees or a third party could, without authorization, utilize our propriety technologies without our consent. The unauthorized use of this proprietary information by third parties could adversely affect our business and operations as well as any competitive advantage we may have in our market segment. We may not have adequate remedies for the protection of our proprietary technologies and these proprietary technologies could become known or independently developed by competitors, in which event our ability to effectively compete could be in jeopardy.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have reduced protections against interested director transactions, conflicts of interest and other matters.

We are not subject to any law, rule or regulation requiring that we adopt any of the corporate governance measures that are required by the rules of national securities exchanges such as independent directors and audit committees. It is possible that if we were to adopt some or all of the corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Prospective investors should bear consider our current lack of corporate governance measures in formulating their investment decisions.

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

Because all of revenues are in the form of Renminbi, any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.

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

The PRC State Administration of Foreign Exchange, or SAFE, issued a public notice in January 2005 concerning foreign exchange regulations on mergers and acquisitions in China. The public notice states that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities. The public notice also states that the approval of the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of a PRC company’s assets or equity interests to foreign entities for equity interests or assets of the foreign entities.

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

In addition, on August 8, 2006, the Ministry of Commerce (“MOFCOM”), joined by the State-Owned Assets Supervision and Administration Commission of the State Council, State Administration of Taxation, State Administration for Industry and Commerce, China Securities Regulatory Commission and SAFE, amended and released the Provisions for Foreign Investors to Merge and Acquire Domestic Enterprises, new foreign-investment rules which took effect September 8, 2006, superseding much, but not all, of the guidance in the prior SAFE circulars. These new rules significantly revise China’s regulatory framework governing onshore-offshore restructurings and how foreign investors can acquire domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

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

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

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

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond its control. These factors include:

•	Quarterly variations in operating results;
•	Changes in accounting treatments or principles;
•	Additions or departures of key personnel;
•	Stock market price and volume fluctuations of publicly-traded companies in general and Chinese-based companies in particular; and
•	General political, economic and market conditions.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our facilities include our principal executive offices, located at 1104 Jiatang Road Jiading District, Shanghai China 201807. We lease our principal executive office building and warehouse space, which consists of approximately 1,860 square feet, from Shanghai Shanhai Group, an unaffiliated third party, under leases expiring in December 2010 for an annual rental of approximately $32,000, increasing during the lease years beginning in 2008 in amounts ranging from 8% to 10% annually.

Our other executive office is located at Room 702, No 11 Guotai Road, under leases expiring in January 2008 for an annual rental of approximately $30,829.

Until August 2005 we leased approximately 21,500 square feet of manufacturing space from Shanghai LiKang Pharmaceutical Technology Company, Limited, an affiliate, under a lease originally expiring December 2006 for an annual rent of approximately $11,500. In August 2005 we purchased this building, which includes an assignment of the land use permit, for $333,675. See Part II, Item 12. Certain Relationships and Related Transactions, and Director Independence appearing later in this annual report.

We also lease an additional approximate 2005 square feet of warehouse space from Shanghai Henglian Industrial Co. Limited, an unaffiliated third party, under a lease that expires in September 30, 2008 for an annual rental of approximately $39,409.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over The Counter Bulletin Board (“OTCBB”). On March 24, 2005, our symbol was changed from KSHR to LWLL in connection with a 1:10 reverse split of our common stock effective on that date. The reported high and low bid prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low

Fiscal 2006

First quarter ended March 31, 2006	$0.26	$0.15
Second quarter ended June 30, 2006	$0.36	$0.22
Third quarter ended September 30, 2006	$0.26	$0.15
Fourth quarter ended December 31, 2006	$0.32	$0.17

Fiscal 2007

First quarter ended March 31, 2007	$0.30	$0.18
Second quarter ended June 30, 2007	$0.25	$0.14
Third quarter ended September 30, 2007	$0.19	$0.10
Fourth quarter ended December 31, 2007	$0.40	$0.11

On March 24, 2008, the last sale price of our common stock as reported on the OTCBB was $0.185. As of December 31, 2007, there were approximately 138 record owners of our common stock.

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

On June 6, 2007, the Company entered into a six months agreement with FirsTrust Group Inc. to provide business development and management services. In connection with this agreement, on July 12, 2007, the Company issued 450,000 shares of its restricted common stock. The Company valued the service using the fair value of common shares on grant date at $0.17 per share and recorded deferred consulting expense of $76,500 to be amortized over the service period. Associated with this agreement, for the fiscal year ended December 31, 2007, there is no amount need to be amortized.

On December 3, 2007, the Company issued 200,000 shares of its restricted common stock; 100,000 shares to each of Mr. Ye Wenhu and Ms. Xu Xinfang. They provide business development and management services to the Company. The Company valued the service using the fair value of common shares on grant date at $0.17 per share and recorded consulting expense of $34,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Since 1988, we have developed, manufactured and distributed disinfectant health care products primarily to the medical industry in China. In recent years, China has witnessed a variety of public health crises, such as the outbreak of SARS, which demonstrated the need for increased health standards in China. In response, beginning in 2002, the Chinese government has undertaken various initiatives to improve public health and living standards, including continuing efforts to educate the public about the need for proper sanitation procedures and the establishment of production standards for the disinfectant industry in China. As a result of this heightened license and permit system, all disinfectant manufacturers must comply with "qualified disinfection product manufacturing enterprise requirements” established by the Ministry of Public Health. The requirements include standards for hardware (including facilities and machinery), software (including the technology to monitor the facilities), and for the knowledge and capability of both the production staff and quality control procedures. Following the adoption of the industry standards in 2002, we have been granted 31 hygiene licenses by the Ministry of Public Health.

We believe that the government standards adopted in July 2002 have increased the barriers to entry for competitors in the disinfectant industry in China. The implementation of these higher production standards and license requirements has effectively decreased the competitiveness of small to mid size manufacturers since the new standards are especially difficult for companies with limited product offerings and inferior technical content. In addition, prior to the adoption of industry standards, disinfectant products were generally marketed and sold based on price as opposed to quality. We believe that as a result of these new industry standards, the marketplace has become focused on product quality, which we believe has enabled us to increase our commercial customer base and subsequently, our revenues.

In May 2005, we entered into a share exchange agreement with all of the shareholders of Linkwell Tech under which we acquired 100% of the issued and outstanding shares of Linkwell Tech's common stock in exchange for 36,273,470 shares of our common stock, which at closing represented approximately 87.5% of the issued and outstanding shares of our common stock. As a result of the transaction, Linkwell Tech became our wholly owned subsidiary. In June, 2004, prior to our share exchange with Linkwell Tech, Linkwell Tech acquired 90% of LiKang Disinfectant’s through a stock exchange with Shanghai LiKang Pharmaceuticals Technology Company, Limited, the then 90% shareholder of LiKang Disinfectant. Shanghai LiKang Pharmaceuticals Technology Company, Limited is owned by Mr. Xuelian Bian and Guan Wei; our officers, directors and principal shareholders. Shanghai Shanhai Group, an unaffiliated third party, owns the remaining 10% of LiKang Disinfectant. The transaction in which Linkwell Tech acquired the 90% interest in LiKang Disinfectant resulted in the formation of a U.S. holding company by Mr. Bian and Guan as it did not result in a change in the underlying ownership interests of LiKang Disinfectant. For financial accounting purposes, the reverse merger transaction in which we acquired Linkwell Tech was treated as a recapitalization of our company with the former shareholders of the company retaining approximately 12.5% of the outstanding stock. We regard LiKang Disinfectant's products for the commercial medical industry as the primary segment of our business. Our consolidated financials statements included elsewhere in this annual report for the periods after the date of the stock exchange between our company and Linkwell Tech reflect the change in the capital structure of our company due to the recapitalization.

Historically, our focus has been on the commercial distribution of our products. Our customers include hospitals, medical suppliers and distribution companies throughout China. Recently we have made efforts to expand our distribution to reach the retail market. We have repackaged select commercial disinfectant products for sale to the mass consumer market and have begun to expand our customer base to include hotels, schools, supermarkets, and drugstores. By virtue of the Chinese government's continuing focus on educating the Chinese population about the benefits of proper sanitation procedures, we believe that one key to increasing our revenues is the continued expansion of the retail distribution of our products.

The disinfectant industry in China is an emerging industry that is populated with small, regional companies. We estimate that there are in excess of 1,000 manufacturers and distributors of disinfectant products in China; however, most domestic competitors offer a limited line of products and there are few domestic companies with a nationwide presence. We believe that our national marketing and sales presence throughout all 22 provinces, four autonomous regions, and four major municipalities of China gives us a competitive advantage over other disinfectant companies in China and enables us to leverage our brand awareness for products with commercial customers to the retail marketplace.

Our present manufacturing facilities and production capacities are sufficient for the foreseeable future, and we believe that we have the necessary assets and capital available to us to enable us to increase our revenues in future periods as the overall market for disinfectant products in China continues to increase. We will continue to focus our efforts on developing a retail market for our products, as well as expanding our traditional base of commercial customers. In addition, we may also consider the possible acquisition of independent sales networks which could be used to increase our product distribution as well as smaller, regional companies in our industry.

Results of Operations

Fiscal year ended December 31, 2007 as compared to the fiscal year ended December 31, 2006

	2007	2006	Change	% of Change
Net revenues	$14,335,721	$7,745,378	$6,590,343	85%
Cost of sales	10,071,991	4,609,557	5,462,434	119%
Selling expenses	1,099,266	573,315	525,951	92%
G&A expenses	2,753,132	1,730,178	1,022,954	59%
Total operating expenses	3,852,398	2,303,493	1,548,905	67%
Operating income	411,332	832,328	(420,996)	(51)%
Total other income(expense)	81,727	(142,647)	224,374	(157)%
Gain from discontinued operations	-	12,794	(12,794)	(100)%
Income taxes	-	(1,318)	1,318	100%
Minority interest	(132,924)	(133,037)	113	(0)%
Net income	$360,135	$568,120	$(207,985)	(37)%

Other key indicators

	Fiscal 2007	Fiscal 2006	% of change
Cost of revenues as a percentage of revenues	70%	60%	10%
Gross profit margin	30%	40%	(10)%
Selling expenses as a percentage of revenues	8%	7%	1%
G&A expenses as a percentage of revenues	19%	22%	(3)%
Total operating expenses as a percentage of revenues	27%	30%	(3)%

Net revenues

Net revenues for the fiscal year ended December 31, 2007 increased $6,590,343, or approximately 85%, to $14,335,721, compared with $7,745,378 for the fiscal year ended December 31, 2006. Net revenues were $8,127,717 for our subsidiary LiKang Disinfectant and $6,208,004 for our subsidiary, LiKang International respectively.

The majority of the increase in net revenues was attributable to our subsidiary LiKang International, whose net revenues for the fiscal year ended 2007 were $6,208,004 as compared to $720,996 for the fiscal year ended December 31, 2006, an increase of $5,487,008, or approximately 761%.

Net revenues for our subsidiary LiKang Disinfectant increased $1,103,335 to $8,127,717 or approximately 16% for year 2007 compared to net revenue of $7,024,382 in 2006. We believe this increase in demand was due to an increase in our sales staff and customer recognition of our high-quality, competitively priced disinfectant products.

Approximately 82% of our total net revenues were attributable to sales to third parties and approximately 18% were attributable to sales to related parties for the fiscal year ended December 31, 2007, as compared to approximately 58% and 42%, respectively, for the fiscal year ended December 31, 2006. While sales to non-related parties increased by $7,185,851, or approximately 159%, for the fiscal year ended December 31, 2007 from the comparable period in fiscal year of 2006, sales to related parties decreased $595,508, or approximately 18%. This change in sales distribution reflects management’s desire to diversify and grow its customer base and achieve greater independence.

Our net revenues for the fiscal year ended December 31, 2007, included revenues from Shanghai LiKang Pharmaceuticals Technology Company, Limited, an affiliated entity, of $2,354,010 compared to $3,211,758 from sales during the same period in 2006. This represents a decrease of $857,748 or approximately 27%. Also included in our net revenues for the fiscal year ended December 31,2007 were revenues of $34,707 from sales of our products to Shanghai LiKang Meirui Pharmaceuticals High-Tech Co., Ltd., an affiliate, for an increase of $13,039 or approximately 60%, from $ 21,668 for the fiscal year ended December 31, 2006, as well as revenues of $851 and $3,773 from sales of raw materials to affiliate Shanghai LiKang Biological High-Tech Company, Ltd. for the fiscal years ended December 31, 2007 and 2006, respectively.

Cost of revenues

Cost of revenues includes raw materials and manufacturing costs, which includes labor, rent and an allocated portion of overhead expenses including utilities directly related to production activities. For the fiscal year ended December 31, 2007, cost of revenues amounted to $10,071,991 or approximately 70% of net revenues as compared to cost of revenues of $4,609,557, or approximately 60% of net revenues for the fiscal year ended December 31, 2006. Historically, our cost of revenues has been comprised as follows: approximately 65% to raw material costs and 35% to manufacturing costs. The increase in cost of revenues as a percentage of net revenues for the fiscal year ended December 31, 2007 as compared to the fiscal year ended December 31, 2006 is attributable, partially, to price increases of raw materials during the fiscal year of 2007. We also experienced an increase in overhead costs, including utilities and rent during the fiscal year ended December 31, 2007 as compared to the fiscal year ended December 31, 2006. We absorbed the majority of these increased costs in order to increase our market share in the disinfectant industry.

We purchase raw materials from several primary suppliers and we have purchase contracts with these suppliers in an effort to ensure a steady supply of raw materials. We also purchase raw materials and finished products from Shanghai LiKang Meirui Pharmaceutical High-Tech Co. Ltd., an affiliate. These purchases totaled $8,871 and $1,094 for the fiscal years ended December 31, 2007 and 2006, respectively.

Gross profit

Gross profit for the fiscal year ended December 31, 2007 was $4,263,730 or approximately 30% of net revenues, as compared to $3,135,821 or approximately 40% of net revenues for the fiscal year ended December 31, 2006. The decrease in gross margin reflects an overall increase in the price of raw materials and the proportionally larger increase in revenues from LiKang International, whose gross margin was 6.37% in 2007 relative to LiKang Disinfectant, whose gross margin was 47.60% in 2007.

Operating expenses

Total operating expenses for the fiscal year ended December 31, 2007 were $3,852,398, an increase of $1,548,905, or approximately 67%, from total operating expenses in the fiscal year ended December 31, 2006 of $2,303,493. For the fiscal year ended December 31, 2007, this increase included the following:

•
Selling expenses for 2007 amounted to $1,099,266 as compared to $573,315 for the fiscal year ended December 31, 2006, an increase of $525,951 or approximately 92%. This increase is primarily attributable to building out our sales and service division to improve future growth as follows:

o	Shipping costs amounted to $274,086 compared to $173,840 for the fiscal year ended December 31, 2006, an increase of $100,246 or 58%;

o	Advertising costs amounted to $5,069 compared to $21,323 for the fiscal year ended December 31, 2006, a decrease of $16,254 or 76%;

o	Repair and maintenance costs amounted to $11,733 as compared to $38,861 for the fiscal year ended December 31, 2006, a decrease of $27,128 or 70%; and

•
General and administrative expenses were $2,753,132 as compared to $1,730,178 for the fiscal year ended December 31, 2006, an increase of $1,022,954, or approximately 59%. These expenses included the following:

o
We incurred consulting fees during the fiscal years ended December 31, 2007 and 2006 of $764,050 and $398,945, respectively. These fees were substantially related to the issuance of common stock for business development and management services related to our administrative operations in the United States; and

o
For the fiscal year ended December 31, 2007, salaries and wages and related benefits increased to $696,693 as compared to $426,465 for the fiscal year ended December 31, 2006, an increase of approximately $270,228 or approximately 63%, due to the hiring of additional employees.

Income from operations

We reported income from operations of $411,332 for the fiscal year ended December 31, 2007 as compared to income from operations of $832,328 for the fiscal year ended December 31, 2006, a decrease of $420,996 or approximately 51%. This decrease in income from operations is due primarily to an increase in allowance for doubtful accounts of $315,536 for 2007 compared to $131,296 for 2006, or approximately 140%, and an increase in doubtful accounts-related party of $133,422 for 2007 compared to $87,937 for 2006; or approximately 52%. Our management believes it will collect on these amounts owed in 2008, but also believes it is prudent to report them as allowance for doubtful debts.

Regarding sales to healthcare institutions in China, it is customary for relatively long collection term in accounts receivable. Our management team is working to improve payment timeliness for 2008.

Other income (expenses)

For the fiscal year ended December 31, 2007, the total other income (expense) amounted to $81,727 as compared to $(142,647) for the fiscal year ended December 31, 2006, an increase of $224,374. This change is primarily attributable to:

▪	Interest expense of $68,867 as compared to $41,589 for the fiscal year ended December 31, 2006, an increase of $27,278, due to increased borrowings during the fiscal year ended December 31, 2007; and

▪
A decrease in interest income of $1,792 to $3,649 for the fiscal year ended December 31, 2007 as compared to $5,441 for the fiscal year ended December 31, 2006. This decrease was attributable to the decrease in average cash balance in our bank accounts.

Income before discontinued operations, income taxes and minority interest

For the fiscal year ended December 31, 2007, our income before discontinued operations, income taxes and minority interest was $493,059 as compared to $689,681 for the fiscal year ended December 31, 2006, a decrease of $196,622 or approximately 29%.

Discontinued operations

In January 2006, we sold 100% of the capital stock of our Aerisys subsidiary to its former CEO in exchange for an assumption of all liabilities related to it. The gain from discontinued operations of $12,794 in the fiscal year ended December 31, 2006 represents the gain on disposal of this subsidiary. For the fiscal year ended December 31, 2007, we had no discontinued operation.

Minority interest

For the fiscal year ended December 31, 2007, we reported a minority interest expense of $132,924 as compared to $133,037 for the fiscal year ended December 31, 2006. The minority interest is attributable to LiKang Disinfectant's 10% minority shareholder, Shanghai Shanhai Group.

Net income

We reported net income of $360,135 for the fiscal year ended December 31, 2007, as compared to net income of $568,120 for the fiscal year ended December 31, 2006. However, the net income for Linkwell’s subsidiary, LiKang Disinfectant, increased approximately 3%, with net income of $1,196,318 for 2007 compared to $1,161,828 for 2006.

The primary causes for the decrease in net income for the year ended 2007 was attributable to four key factors: (1) the increase in cost of sales; (2) the low net income of our subsidiary Shanghai LiKang International; (3) the increase in doubtful accounts of $448,958; and (4) a one-time write off of $564,000 as a result of terminating our contract with China Direct Investments, Inc.

As described in the “Gross profit” paragraph above, we experienced an increase in the price of raw materials. Our management is working with raw material suppliers to minimize any additional price increases during 2008.

The net revenue of $6,208,004 for our subsidiary, LiKang International, represented approximately 43% of our total net revenues in 2007. Although their net revenue growth was approximately 761%, the net income was only $21,137. The business of LiKang International mainly includes export of medical equipment, mechanical equipment and chemical products. During 2007, the Chinese government canceled its tax reimbursement policy for many products that had been in place in 2006. In addition, the foreign currency exchange rate between USD and RMB declined sharply during 2007, dropping approximately 6.44% from 7.8175 on January 1, 2007 to 7.3141 on December 31, 2007. The price increase of oil and other raw materials also negatively affected our profits.

On January 10, 2006 and effective January 1, 2006, the Company entered into a three year agreement with China Direct Investments, Inc. to provide business development and management services. In connection with this agreement, the Company issued 4,700,000 shares of the Company’s common stock. The Company valued the service using the fair value of common shares on grant date at $0.18 per share and recorded deferred consulting expense of $846,000 to be amortized over the service period. In July 2007, the Company terminated the service contract with China Direct Investments, Inc, and the remaining deferred consulting expenses associated with this agreement amounted to $564,000, which has been amortized for the fiscal year ended December 31, 2007.

Liquidity and Capital Resources

As shown in the accompanying financial statements, our working capital increased $1,999,499, or approximately 56%, from $3,564,485 on December 31, 2006 to $5,563,984 on December 31 2007. With the expansion of our businesses, we anticipate a strong demand on our capital resources in the near future. In addition to our working capital on hand, we intend to obtain required capital through a combination of bank loans and the sale of our equity securities. Although there are no commitments or agreements on the part of anyone at this time to provide us with additional bank financing or to purchase securities, we are optimistic that we will be able to obtain additional capital resources to fund our business expansions.

We currently have no material commitments for capital expenditures. At December 31, 2007, we had approximately $699,210 in short term loans. Other than our working capital and loans, we presently have no other alternative capital resources available to us. We plan to build additional product lines and upgrade our manufacturing facilities, in order to expand our producing capacity and improve the quality of our products. Based on our preliminary estimates, it will require additional capital of approximately $1 million.

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

Net Cash from Operating Activities

Net cash used in operating activities for the year ended December 31, 2007 was $702,034 as compared to net cash provided by operating activities of $135,560 for the period ended December 31, 2006, a decrease of $837,594 or (618)%. For the year ended December 31, 2007, we used cash to fund a net increase in accounts receivable of $1,631,849, a net increase of $719,230 in accounts receivable-related parties, an increase of $292,993 in inventories, a decrease in advances from customers of $459,144 and a decrease of $152,769 in other receivables. These cash outflows were offset by our net income, an increase of $647,917 in prepaid and other current assets and an increase of $107,644 in accounts payable, accrued expenses and other payables.

Net Cash from Investing Activities

Net cash used in investing activities for the year ended December 31, 2007 was $997,331 as compared to net cash used in investing activities of $97,948 for the same period in 2006, an increase of $899,383 or 918%. This change is attributable to an increase of a loan of $946,591 to related parties by netting a decrease of $48,609 in loan receivables from third parties and a purchase of $99,349 in property, plant and equipment.

Net Cash from Financing Activities

Net cash provided by financing activities was $712,051 for the year ended December 31, 2007, as compared to net cash provided by financing activities of $204,267 for the year ended December 31, 2006, a increase of $507,784 or 249%. The increased cash flow from financing activities is mainly a result of an increase of proceeds from warrants exercised of $321,332 and an increase in proceeds of $556,190 from a loan payable to a related party.

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

ITEM 7. FINANCIAL STATEMENTS

Our financial statements are contained in pages F-1 through F-23, which appear at the end of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our principal executive officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals and includes those policies and procedures that:

•   Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•   Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•   Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting is not effective due to a material weakness. This material weakness is that all of our employees and accounting staff are located in the PRC and we do not presently have a chief financial officer, comptroller or similarly titled senior financial officer who is bilingual and experienced in the application of U.S. GAAP. We have taken the steps to eliminate this material weakness including the hiring of additional accounting consulting staff to review and oversee our application of generally accepted accounting principles in the United States to bring additional financial expertise to our organization and to facilitate the flow of information to our independent accountants. This accounting consulting staff has assisted us in implementing additional practices to ensure that we (i) properly accrue undeclared and unpaid dividends, (ii) properly record related party transactions, and (iii) properly account for changes in loans payable. However, until we expand our full time staff to include a bilingual senior financial officer who has the requisite experience necessary, as well as supplement the accounting knowledge of our staff, notwithstanding the guidance provided to us by the accounting consulting staff we could continue to have material weaknesses in our disclosure controls that may lead to restatements of our financial statements.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

No change in our internal controls over financial reporting occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVRNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Name	Age	Positions

Xuelian Bian	42	Chief Executive Officer, President and Chairman of the Board
Wei Guan	42	Vice President and Director

Mr. Xuelian Bian – has served as our Chairman of the Board, Chief Executive Officer and President since May 2, 2005. Simultaneously, he has served as Chief Executive Officer, President and Director of Linkwell Tech since its inception in June 2004 and as General Manager of LiKang Disinfectant since 1993. From 1990 to 1993, he was a project assistant in charge of science and technology achievement application in the Second Military Medical University, Shanghai, China. From 1986 to 1990, Mr. Bian was a member of the technical staff in the Epidemiological Institute in the Second Military Medical University. Mr. Bian contributed to the compilation of "Disinfection - Antiseptic - Anticorrosion - Preservation" and "Modern Disinfection Study" of which the first book laid the foundation for Chinese disinfectant study. Mr. Bian started related research with his colleagues on the microbiology sterilization effect examination, high strength ultraviolet lamp tube and decontaminating apparatus prior to the inception of LiKang Disinfectant. Mr. Bian graduated from the China Army Second Military Medical University in 1990 with a bachelor degree in public health.

Mr. Wei Guan – has served as our Vice President and a member of our Board of Directors since May 2, 2005. He has served as Vice President of Linkwell Tech since its inception in June 2004 and vice General Manager of Shanghai LiKang Disinfectant Company, Limited since 2002. From 1987 to 1990, Mr. Guan worked at Hunan Machinery Importing & Exporting Corporation as a member of management. From 1990 to 2002, he worked for the Division of Importing and Export at Worldbest Group as a general manager. Mr. Guan graduated from Hunan University in Changsha, Hunan Province with a bachelor degree in Industry Foreign Trading in 1987.

There are no family relationship between any of the executive officers and directors. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Key Employees

Mr. Chun Ming Huang, age 39, has served as COO of Linkwell Corporation since 2005. From 2001 until joining Linkwell in 2005, Mr. Huang served as the Associate Director of the Analytical Department of WuXi Pharma Tech. Mr Huang received his master degree in pharmaceuticals from the Second Military Medical University in 1992.

Ms. Gendi Li, age 55, has served as LiKang Disinfectant's Controller since 2003. From 1996 to 2003, Ms. Li was employed as an Executive Accountant and Financial Manager for QiaoFu Construction Holding Company (Shanghai). From 1993 to 1996, Ms. Li was employed as an Executive Accountant and Head of the Finance Department at Shanghai Yuxin Machinery Co., Ltd. From 1968 to 1993, Ms. Li was employed in various financial positions, including Executive Accountant, and Head of the Finance Department at First Plastic Machinery Factory. Ms. Li graduated from the Shanghai Finance and Economics Institute.

Mr. Wensheng Sun, age 39, has been LiKang Disinfectant's Vice-General Manager for Production since 1995 and has held the same position at LiKang Disinfectant since 1995 following completion of his Masters degree in Medicine at the Second Military Medical University School of Pharmacy.

Mr. Rick Wang, age 32, currently serves as Linkwell Corporation's Secretary. Mr. Wang joined LiKang Disinfectant in 1999 and received his bachelor degree from the Public Health Department of Xinjiang Medical College in 1997.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during the fiscal year ended December 31, 2007 and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2007, as well as any written representation from a reporting person that no Form 5 is required, we are not aware of any officer, director or beneficial owner that failed to file on a timely basis, as disclosed in the aforementioned forms, reports required by Section 16(a) of the Securities Exchange Act during the fiscal year ended December 31, 2007.

Code of Business Conduct and Ethics

In December 2005, we adopted a Code of Business Conduct and Ethics applicable to our Chief Executive Officer, principal financial and accounting officers and persons performing similar functions. A Code of Business Conduct and Ethics is a written standard designed to deter wrongdoing and to promote:

•	Honest and ethical conduct,
•	Full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, compliance with applicable laws, rules and regulations,
•	The prompt reporting violation of the code, and
•	Accountability for adherence to the Code.

A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as an exhibit to this annual report. We will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to, 1104 Jiatang Road Jiading District, Shanghai China 201807, Attention: Corporate Secretary.

Committees of the Board of Directors

Our Board of Directors has not established any committees, including an Audit Committee, a Compensation Committee, a Nominating Committee or any committee performing similar functions. The functions of those committees are being undertaken by the entire Board as a whole. Because we do not have any independent directors, our Board of Directors believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

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

None of our directors is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-B. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	Understands generally accepted accounting principles and financial statements,
•	Is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	Has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
•	Understands internal controls over financial reporting, and
•	Understands audit committee functions.

Our Board of Directors is comprised of individuals who were integral to our formation and who are involved in our day to day operations. While we would prefer that one or more of our directors be an audit committee financial expert, none of these individuals who have been key to our development have professional backgrounds in finance or accounting. When we are able to expand our Board of Directors to include one or more independent directors, we intend to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer. Our principal executive officer also serves as our principal financial officer. No other executive officer received total annual compensation exceeding $100,000.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensations ($) (i)	Total ($) (j)

Xuelian Bian 1	2007	12,800							12,800
Chief Executive Officer, principal executive officer, and principal financial officer	2006	10,250							10,250

1 Mr. Bian has served as our Chief Executive Officer, Chief Financial Officer, President and director since May 2, 2005.

Employment Agreements - We are not a party to any employment agreements.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized For Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our Stock Option Plan and any compensation plans not previously approved by our stockholders as of December 31, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our stockholders:
2005 Equity Compensation Plan	N/A	N/A	0

Plans not approved by stockholders:	N/A	N/A	N/A
None

Stock Option Plans

Year 2000 Equity Compensation Plan

On October 10, 2000, our Board of Directors adopted our Year 2000 Equity Compensation Plan under which a total of 540,000 shares of common stock are made available for the granting of awards, a portion or all of which may qualify as incentive stock options, non-incentive stock options and restricted stock grants. The purpose of the plan, which was approved by our shareholders on November 10, 2000, is to encourage stock ownership by our officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. If any option or restricted stock grant expires or terminates before it has been exercised in full, the shares of common stock allocable to the unexercised portion of such option or restricted stock grant may again be subject to an option or restricted stock grant under the 2000 Equity Compensation Plan. The number of shares available and subject to options, option prices and, to the extent applicable, the number of shares subject to any restricted stock grant will be adjusted upward or downward, as the case may be, in the event of any subdivision or consolidation of shares or other capital readjustment, stock dividend, merger, consolidation or similar transaction affecting the shares. At December 31, 2007 we did not had any options to purchase shares of our common stock outstanding under the plan.

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

Non-Qualified Stock Option Plan

On December 21, 2000 our Board of Directors adopted our Non-Qualified Stock Option Plan under which a total of 200,000 shares of common stock are made available for granting of non-qualified stock options to officers, directors, employees and key advisors or consultants. The purpose of the plan is to encourage the participants to contribute materially to our growth. If any option expires or terminates before it has been exercised in full, the shares of common stock allocable to the unexercised portion of such option may again be subject to an option under the Non Qualified Stock Option Plan. The number of shares available and subject to options and option prices will be adjusted upward or downward, as the case may be, in the event of any subdivision or consolidation of shares or other capital readjustment, stock dividend, merger, consolidation or similar transaction affecting the shares. At December 31, 2007 we did not have any options to purchase shares of our common stock outstanding under the plan.

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

2005 Equity Compensation Plan

On June 28, 2005, our Board of Directors adopted our 2005 Equity Compensation Plan under which 5,000,000 shares of our common stock have been reserved for issuance upon the exercise of options or stock grants under the plan. Our officers, directors, key employees and consultants are eligible to receive stock grants and non-qualified options under the Plan. Only our employees are eligible to receive incentive options. The purpose of the 2005 Equity Compensation Plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us. Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market. Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes. As of December 31, 2007 we had no outstanding options or stock grants under the plan and no shares available for issuance under the 2005 Equity Compensation Plan.

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

As of January 22, 2008, 5,000,000 shares of our restricted common stock had been granted under the Equity Compensation Plan. No shares of common stock (plus any shares that might in the future be returned to the Equity Compensation Plan as a result of the termination, expiration, or forfeiture of options) remain available for future grant under the Equity Compensation Plan as of such date. Management believes that the number of shares of common stock currently available for issuance under the Equity Compensation Plan is insufficient to meet its needs to provide for awards to the plan participants for the next twelve months.

On January 22, 2008, our Board of Directors approved and adopted an amendment to our Equity Compensation Plan, subject to shareholder approval. On January 22, 2008, stockholders owning approximately 53.9% of the outstanding shares of our common stock approved the amendment to the Equity Compensation Plan by action taken by written consent without a meeting in accordance with the Florida Business Corporation Act. No further vote of our stockholders is required to approve the amendment to the Equity Compensation Plan. Such approval by our stockholders will be effective 20 calendar days after the date this Information Statement is first mailed to our stockholders.

The amendment to our Equity Compensation Plan will increase the number of shares of common stock with respect to which awards may be granted under the Equity Compensation Plan from 5,000,000 to 15,000,000. At December 31, 2007, there were 73,731,675 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2007 by:

•	Each person known by us to be the beneficial owner of more than 5% of our common stock;
•	Each of our directors;
•	Each of our executive officers; and
•	Our executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 1104 Jiatang Road Jiading District, Shanghai China 201807. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class1

Xuelian Bian	20,420,919	27.7%
Wei Guan	13,602,551	18.4%
All officers and directors as a group (two persons)	34,023,470	46.1%

Holders of 5% or more of the total number of shares outstanding

1 Calculated based on 73,731,675 shares outstanding as December 31, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

LiKang Disinfectant is engaged in business activities with four related parties. These companies are referred to throughout this report and financial documents as “related parties” or “affiliated entities”:

Shanghai LiKang Pharmaceuticals Technology Company, Limited

Mr. Xuelian Bian and Wei Guan; our officers, directors and principal shareholders, are the shareholders of Shanghai LiKang Pharmaceuticals Technology Company, Limited, owning 90% and 10%, respectively. During the fiscal year ended 2007, Mr. Xuelian Bian and Wei Guan sold all shares of Shanghai LiKang Pharmaceuticals Technology Company, Limited to Shanghai Jiuqing Pharmaceuticals Company, Limited. Shanghai LiKang Pharmaceuticals Technology Company, Limited (on October 16, 2007, LiKang Pharmaceutical changed its name to ZhongYou), distributes our products to the commercial medical industry. For the fiscal year ended December 31, 2007, we recorded net revenues of $2,354,010 from sales to that related party. At December 31, 2007, Shanghai LiKang Pharmaceuticals Technology Company, Limited owed us $2,089,641 as a related party receivable for products purchased from us.

In December 2005, we loaned Shanghai LiKang Pharmaceuticals Technology Company, Limited $100,000 for working capital purposes. The loan bears interest at the rate of 3% per annum. The principal and interest were paid in April 2006.

Shanghai LiKang Meirui Pharmaceutical High-Tech Co., Limited

Shanghai LiKang Meirui Pharmaceutical High-Tech Co., Ltd. was a supplier of both raw materials and finished products to LiKang Disinfectant. During the fiscal year ended 2007, the Company made no further purchases from Shanghai LiKang Meirui Pharmaceutical High-Tech Co., Ltd. Currently, Shanghai LiKang Meirui Pharmaceutical High-Tech Co., Ltd. only purchases products from us which it resells to the retail/consumer market in the PRC. Shanghai Shanhai Group is the majority owner of Shanghai LiKang Meirui Pharmaceutical High-Tech Co., Ltd., owning a 68% interest.

At December 31, 2007, we owed Shanghai LiKang Meirui Pharmaceutical High-Tech Co., Ltd. zero for purchases of products.

In January 2005, LiKang Disinfectant signed a two year agreement with Shanghai LiKang Meirui Pharmaceutical High-Tech Co., Ltd. to market its products to the retail/consumer market using Shanghai LiKang Meirui Pharmaceutical High-Tech Co. Ltd.'s proprietary sales network which caters to the retail/consumer market in China. For the fiscal year ended December 31, 2007 we recorded net revenues on sales to this affiliate of $34,707.

Shanghai Shanhai Group

Shanghai Shanhai Group, which is the minority shareholder of our LiKang subsidiary, is owned by Shanghai Shanhai Group Employee Share-holding Committee (16.25%) and Shanghai Baoshan District Dachang Town South Village Economic Cooperation Club (83.75%). These two entities are owned by the employees of Shanghai Shanhai Group. We lease our principal executive offices and warehouse space from Shanghai Shanhai Group. For fiscal year ended December 31, 2007 we paid rent expense to Shanghai Shanhai Group of $32,000.

In January 2005, LiKang Disinfectant borrowed $179,601 from Shanghai Shanhai Group for working capital purposes. The loan bears interest at 10% per annum and is payable on demand. For the year ended December 31, 2007, interest expense related to this note amounted to $10,718.

In January 2005, LiKang Disinfectant also entered into a five year agreement with Shanghai Shanhai Group whereby it agreed to pay Shanghai Shanhai Group a fixed amount of $9,375 annually a return on its original investment in LiKang Disinfectant of RMB 500,000 (approximately $62,500 U.S.). We have recorded interest expense of $ 9,735 for the fiscal year ended December 31, 2007 for this obligation.

Shanghai LiKang Biological Hi-Tech Company, Ltd.

As of December 31, 2007, Shanghai LiKang Biological High-Tech Company, Ltd. was 60% owned by LiKang Pharmaceutical and 40% owned by Mr. Xuelian Bian, an executive officer and director of our company. On March 25, 2008, our wholly-owned subsidiary Linkwell Tech purchased 100% equity interest in LiKang Biological from LiKang Pharmaceutical and Mr. Xuelian Bian. LiKang Pharmaceuticals is owned by Mr. Bian and Wei Guan, 90% and 10%, respectively. Shanghai LiKang Biological manufactures and sells biological products, cosmetic products and develops technology for third parties. The transactions with LiKang Biological included:

•
Selling certain raw materials. For the fiscal year ended December 31, 2007, we recorded sales of $851 on sales of raw materials to LiKang Biological. At December 31, 2007, LiKang Biological did not owe us any receivables; and

•
Manufacturing contract for small portions of certain of our products. For the fiscal year ended December 31, 2007, we paid $151,067 to LiKang Biological for the processing of certain products on our behalf.

Other related party transactions

There were no other related party transactions.

Director Independence

None of the members of our Board of Directors are “independent” as defined by Rule 4200(a)(14) of the Financial Industry Regulatory Authority (FINRA) Rules.

ITEM 13. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
2.1	Stock Purchase Agreement between HBOA.Com, Inc., Philip J. Davis and John C. Lee dated November 17, 1999 (1)
2.2	Amendment No. 1 to the Stock Purchase Agreement between HBOA.Com, Inc., Phillip J. Davis and John C. Lee dated December 28, 1999 (1)
2.3	Stock Exchange Agreement dated May 2, 2005 by and among Kirshner Entertainment & Technologies, Inc., Gary Verdier, Linkwell Tech Group, Inc. and the shareholders of Linkwell (2)

3.1	Articles of Incorporation (3)
3.2	Articles of Amendment to Articles of Incorporation (4)
3.3	Articles of Amendment to Articles of Incorporation (5)
3.4	Articles of Amendment to Articles of Incorporation (6)
3.5	Articles of Amendment to the Articles of Incorporation (11)
3.6	Bylaws (3)
3.7	Articles of Amendment to the Articles of Incorporation (12)
4.1	Form of common stock purchase warrant (7)
4.2	Form of Class A and Class B Common Stock Purchase Warrants (11)
10.1	HBOA Holdings, Inc. - Year 2000 Equity Compensation Plan (8)
10.2	HBOA Holdings, Inc. - Non Qualified Stock Option Plan (9)
10.3	Linkwell Corporation 2005 Equity Compensation Plan (10)
10.3(a)	Amendment No.1 to Linkwell Corporation Equity Compensation Plan dated February 28, 2008*
10.4	Consulting and Management Agreement dated August 24, 2005 between Linkwell Corporation and China Direct Investments, Inc. (20)
10.5	Form of Subscription Agreement for $1,500,000 unit offering (11)
10.6	Form of agreement between Shanghai LiKang Disinfectant High-Tech Company, Limited and its customers (12)
10.7	Form of agreement between Shanghai LiKang Disinfectant High-Tech Company, Limited and its suppliers (12)
10.8	Sales Agreement dated as of January 1, 2005 between Shanghai LiKang Disinfectant High-Tech Co., Ltd. and Shanghai LiKang Meirui Pharmaceutical High-Tech Co., Ltd. (20)
10.9	Lease Agreement effective January 1, 2005 between Shanghai LiKang Disinfectant High-Tech Co., Ltd. and Shanghai Shanhai Group for principal executive offices (20)
10.10	Lease Agreement effective January 1, 2002 between Shanghai LiKang Pharmaceuticals Co., Ltd. and Shanghai LiKang Disinfectant High-Tech Co. Ltd. (20)
10.11	Lease Agreement effective January 1, 2005 between Shanghai Jinshan Zhuhang Plastic Lamp Factory, Ltd. and Shanghai LiKang Disinfectant High-Tech Co. Ltd. (20)
10.12	Manufacturing Agreement dated as of January 1, 2005 between Shanghai LiKang Disinfectant High-Tech Co., Ltd. and Shanghai LiKang Meirui Pharmaceutical High-Tech Co., Ltd. (20)
10.13	Stock Purchase Agreement effective February 6, 2006 between Linkwell Corporation, Aerisys Incorporated and Gary Verdier (13)
10.14	Transfer Agreement dated August 5, 2005 between Shanghai LiKang Disinfectant High-Tech Company, Limited, Shanghai LiKang Pharmaceuticals Technology Company and Xuelian Bian (20)
10.15	Contract Management Agreement dated January 1, 2005 between Shanghai Shanhai Group and Shanghai LiKang Disinfectant High-Tech Co., Ltd. (20)
10.16	Lease Agreement dated December 15, 2004 between Shanghai Shanhai Group and Shanghai LiKang Disinfectant High-Tech Co., Ltd. (20)
10.17	Lease Agreement dated August 11, 2005 between Shanghai Henglain Industrial Co., Ltd. and Shanghai LiKang Disinfectant High-Tech Co., Ltd. (20)
10.18	Lease Agreement dated September 16, between Shanghai Henglain Industrial Co., Ltd. and Shanghai LiKang Disinfectant High-Tech Co., Ltd. (20)
10.19	Disinfection Education Center Agreement dated May 25, 2006 between Shanghai LiKang Disinfectant High-Tech Co., Ltd. and China Pest Infestation Control and Sanitation Association (20)
10.20	Agreement between Linkwell Corporation and China Direct Investments, Inc. (21)
10.21	Stock Purchase Agreement, dated April 6, 2007, by and among the Company, Linkwell Tech, Xuelian Bian and LiKang Pharmaceutical (22)
10.21(a)	Amendment to Stock Purchase Agreement, dated March 25, 2008 by and among the Company, Linkwell Tech, Xuelian Bian and LiKang Pharmaceutical (23)
10.22	Stock Purchase Agreement, dated April 6, 2007, by and among the Company, Linkwell Tech, Xuelian Bian and LiKang Pharmaceutical (22)
10.22(a)	Amendment to Stock Purchase Agreement, dated March 25, 2008, by and among the Company, Linkwell Tech and Shanghai Shanhai (23)

10.23	Loan agreement between LiKang Disinfectant and LiKang Biological, as translated, dated January 2, 2007 (24)
10.24	Consulting agreement dated September 8, 2006 between Linkwell Corp and Zhiyan Shi (24)
10.25	Stock Purchase Agreement dated February 15, 2008, among Linkwell Corporation, Linkwell Tech Group, Inc., and Ecolab Inc. *
14.1	Code of Business Conduct and Ethics (20)
21.1	Subsidiaries of the small business issuer (20)
23.1	Consent of Sherb & Co., LLP*
31.1	Section 302 Certificate of Chief Executive Officer *
31.2	Section 302 Certificate of principal financial and accounting officer *
32.1	Section 906 Certificate of Chief Executive Officer *

* filed herewith

(1)	Incorporated by reference to the Form 10-SB as filed on June 17, 1999.
(2)	Incorporated by reference to the Report on Form 8-K as filed on December 3, 1999.
(3)	Incorporated by reference to the Report on Form 8-K as filed on December 8, 1999.
(4)	Incorporated by reference to the Report on Form 8-K as filed on December 27, 2001.
(5)	Incorporated by reference to the annual report on Form 10-KSB for the fiscal year ended December 31, 2002.
(6)	Incorporated by reference to the Report on Form 8-K as filed on March 17, 2005.
(7)	Incorporated by reference to the Report on Form 8-K as filed on April 15, 2005.
(8)	Incorporated by reference to the Report on Form 8-K as filed on January 31, 2002.
(9)	Incorporated by reference to the Report on Form 8-K as filed on February 1, 2005.
(10)	Incorporated by reference to the Report on Form 8-K as filed on August 17, 2006.
(11)	Incorporated by reference to the Report on Form 8-K as filed on August 22, 2006.
(12)	Incorporated by reference to the Report on Form 8-K as filed on September 15, 2006.
(13)	Incorporated by reference to the Report on Form 8-K as filed on October 14, 2006.
(14)	Incorporated by reference to the Report on Form 8-K as filed on October 27, 2006.
(15)	Incorporated by reference to the Report on Form 8-K as filed on October 27, 2006.
(16)	Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-138297 as filed on October 30, 2006.
(17)	Incorporated by reference to the registration statement on Form SB-2, SEC File No. 333-139752, as amended, as initially filed on December 29, 2006.
(18)	Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-125871, as filed on June 16, 2005.
(19)	Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-121963, as filed on January 11, 2005.
(20)	Incorporated by reference to the registration statement on Form SB-2, SEC File No. 333-131666, as amended, as initially filed on February 8, 2006.
(21)	Incorporated by reference to the by reference to the annual report on Form 10-KSB for the fiscal year ended December 31, 2006.
(22)	Incorporated by reference to the Report on Form 8-K as filed on April 14, 2007.
(23)	Incorporated by reference to the Report on Form 8-K as filed on March 28, 2008.
(24)	Incorporated by reference to the by reference to the quarterly report on Form 10-QSB for the quarter ended March 31, 2007.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Sherb & Co., LLP served as our independent registered public accounting firm for fiscal 2007 and 2006. The following table shows the fees that were billed for the audit and other services provided by the firm for fiscal 2007 and 2006.

	Fiscal 2007	Fiscal 2006

Audit Fees	$85,500	$75,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$85,500	$75,000

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB quarterly reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2006 were pre-approved by the entire Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Linkwell Corporation

By:	/s/ Xuelian Bian
Xuelian Bian
CEO, President,
Principal Executive Officer,
Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xuelian Bian	CEO, President, Chairman, Principal Executive Officer,	April 15, 2008
Xuelian Bian	Principal Financial and Accounting Officer

/s/ Wei Guan	Vice President, Secretary and Director	April 15, 2008
Wei Guan

LINKWELL CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheet	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders' Equity	F-5 to F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 to F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Linkwell Corporation and Subsidiaries
Shanghai, China

We have audited the accompanying consolidated balance sheets of Linkwell Corporation and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Linkwell Corporation and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, Florida
March 31, 2008

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,

	2007	2006
ASSETS
CURRENT ASSETS:
Cash	$1,222,128	$1,713,723
Accounts receivable (net of allowance for doubtful accounts of $460,175 and $144,639 in 2007 and 2006 respectively)	2,999,191	1,682,878
Accounts receivable-related parties (net of allowance for doubtful accounts of $221,359 and $87,937 in 2007 and 2006 respectively)	1,992,233	1,406,425
Other receivable	261,231	414,000
Inventories (net of reserve for obsolete inventory of $136,287 and $127,160 in 2007 and 2006 respectively)	829,476	536,483
Prepaid expenses and other current assets	1,015,558	367,641
Due from related parties	946,591	-
Short term loan receivable	-	48,609

Total Current Assets	9,266,408	6,169,759

PROPERTY AND EQUIPMENT – net	749,073	774,733

Total Assets	$10,015,481	$6,944,492

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Loans payable	$699,210	$652,382
Loan payable - related party	-	165,471
Accounts payable and accrued expenses	1,246,943	1,301,131
Tax payable	92,815	-
Other payable	189,421	27,589
Due to related party	760,457	204,267
Advances from customers	713,578	254,434
Total Current Liabilities	3,702,424	2,605,274

MINORITY INTEREST	527,244	394,320

STOCKHOLDERS' EQUITY:
Preferred stock (No Par Value; 10,000,000 Shares Authorized; No shares issued and outstanding)
Common Stock ($0.0005 Par Value; 150,000,000 Shares Authorized; 73,731,675 and 69,868,355 shares issued and outstanding in 2007 and 2006 respectively)	36,866	34,934
Common stock issuable	11	-
Additional paid-in capital	5,724,363	5,290,536
Accumulated deficit	(510,921)	(871,056)
Deferred compensation	(51,389)	(646,222)
Other comprehensive gain - foreign currency	586,883	136,706

Total Stockholders' Equity	5,785,813	3,944,898

Total Liabilities and Stockholders' Equity	$10,015,481	$6,944,492

See notes to consolidated financial statements

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year
	Ended December 31,
	2007	2006
NET REVENUES
Non-affiliated companies	$11,694,030	$4,508,179
Affiliated companies	2,641,691	3,237,199

Total Net Revenues	14,335,721	7,745,378

COST OF SALES	10,071,991	4,609,557

GROSS PROFIT	4,263,730	3,135,821

OPERATING EXPENSES:
Selling expenses	1,099,266	573,315
General and administrative expenses	2,753,132	1,730,178

Total Operating Expenses	3,852,398	2,303,493

INCOME FROM OPERATIONS	411,332	832,328

OTHER INCOME (EXPENSE):
Other income	146,945	(4,367)
Registration rights penalty	-	(76,000)
Interest income	3,649	5,441
Interest expense - related party	-	(26,132)
Interest expense	(68,867)	(41,589)

Total Other Income (Expense)	81,727	(142,647)

INCOME BEFORE DISCONTINUED OPERATIONS, INCOME TAXES AND MINORITY INTEREST	493,059	689,681

DISCONTINUED OPERATIONS:
Gain from discontinued operations	-	12,794

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	493,059	702,475

INCOME TAXES	-	(1,318)

INCOME BEFORE MINORITY INTEREST	493,059	701,157

MINORITY INTEREST	(132,924)	(133,037)

NET INCOME	$360,135	$568,120

CUMULATIVE PREFERRED DIVIDENDS	-	(96,240)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$360,135	$471,880

BASIC AND DILUTED INCOME PER COMMON SHARE:
Basic earnings per share from continued operation	$0.00	$0.01
Basic earnings per share including discontinued operation	$0.00	$0.01
Diluted earnings per share from continued operation	$0.00	$0.01
Diluted earnings per share including discontinued operation	$0.00	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	73,195,593	53,098,047
Diluted	73,455,345	57,539,614

See notes to consolidated financial statements

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2007 and 2006

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock Issuable

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2005	375,345	$277,276	1,500,000	$1,395,000	45,304,139	$22,652	-	$-

Conversion of Series A preferred stock	(375,345)	(277,276)	-	-	3,753,450	1,877	-	-

Conversion of Series B preferred stock	-	-	(1,500,000)	(1,395,000)	15,000,000	7,500	-	-

Grant of stock warrants for services	-	-	-	-	-	-	-	-

Common stock issued for services	-	-	-	-	5,200,000	2,600	-	-

Common stock issued for preferred stock dividends	-	-	-	-	610,766	305	-	-

Cumulative preferred stock dividend	-	-	-	-	-	-	-	-

Amortization of deferred compensation	-	-	-	-	-	-	-	-

Comprehensive income:

Net income for the year	-	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-	-

Total comprehensive income	-	-	-	-	-	-	-	-

Balance, December 31, 2006	-	-	-	-	69,868,355	34,934	-	-

Grant of common stock for services	-	-	-	-	650,000	325	-	-

Warrants exercised	-	-	-	-	3,213,320	1,607	-	-

Common stock issuable for services	-	-	-	-	-	-	21,280	11

Amortization of deferred compensation	-	-	-	-	-	-	-	-

Comprehensive income:

Net income for the year	-	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-	-

Total comprehensive income

Balance, December 31, 2007	-	$-	-	$-	73,731,675	$36,866	21,280	$11

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2007 and 2006

	Additional			Other	Total
	Paid-in	Accumulated	Deferred	Comprehensive	Stockholders'
	Capital	Deficit	Compensation	Loss	Equity
Balance, December 31, 2005	$2,584,562	$(1,342,936)	$(106,667)	$20,668	$2,850,555

Conversion of Series A preferred stock	275,399	-	-	-	-

Conversion of Series B preferred stock	1,387,500	-	-	-	-

Grant of stock warrants for services	-	-	-	-	-

Common stock issued for services	935,900	-	(938,500)	-	-

Common stock issued for preferred stock dividends	107,175	-	-	-	107,480

Cumulative preferred stock dividend	-	(96,240)	-	-	(96,240)

Amortization of deferred compensation	-	-	398,945	-	398,945

Comprehensive income:

Net income for the year	-	568,120	-	-	568,120

Foreign currency translation adjustment	-	-	-	116,038	116,038

Total comprehensive income	-	-	-		684,158

Balance, December 31, 2006	5,290,536	(871,056)	(646,222)	136,706	3,944,898

Grant of common stock for services	110,175	-	(76,500)	-	34,000

Warrants exercised	319,725	-	-	-	321,332

Common stock issuable for services	3,927	-	-	-	3,938

Amortization of deferred compensation	-	-	671,333	-	671,333

Comprehensive income:

Net income for the year	-	360,135	-	-	360,135

Foreign currency translation adjustment	-	-	-	450,177	450,177

Total comprehensive income					810,312

Balance, December 31, 2007	$5,724,363	$(510,921)	$(51,389)	$586,883	$5,785,813

See notes to consolidated financial statements

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$360,135	$568,120
(Gain)Loss from discontinued operations	-	(12,794)
Income from continuing operations	360,135	555,326

Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	126,295	91,657
Minority interest	132,924	145,150
Allowance for doubtful accounts	315,536	131,296
Allowance for doubtful accounts-related party	133,422	87,937
Stock-based compensation	709,271	398,945
Changes in assets and liabilities:
Accounts receivable	(1,631,849)	(361,386)
Accounts receivable - related party	(719,230)	(621,992)
Other receivable	152,769	(414,000)
Inventories	(292,993)	431,741
Prepaid and other current assets	(647,917)	(285,891)
Other assets	-	734
Accounts payable and accrued expenses	107,644	(71,984)
Tax payable	92,815	(75,489)
Advances from customers	459,144	123,516

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(702,034)	135,560

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in loan receivable	48,609	(48,609)
Increase in loan receivable - related party	(946,591)	-
Increase in deposit on investment	-	100,000
Purchase of property, plant and equipment	(99,349)	(149,339)

NET CASH USED IN INVESTING ACTIVITIES	(997,331)	(97,948)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	699,210	63,157
Proceeds from loans payable-related party	556,190	204,267
Repayment of loan payable	(699,210)
Repayment of loan payable - related party	(165,471)	(63,157)
Proceeds from Warrants Exercised	321,332	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	712,051	204,267

EFFECT OF EXCHANGE RATE ON CASH	495,719	11,766

NET (DECREASE) INCREASE IN CASH	(491,595)	253,645

CASH - beginning of year	1,713,723	1,460,078

CASH - end of year	$1,222,128	$1,713,723

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$68,867	$67,721
Income taxes	$-	$1,318

See notes to consolidated financial statements

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Linkwell Corporation (formerly Kirshner Entertainment & Technologies, Inc.) (“Linkwell,” or the “Company”) was incorporated in the state of Colorado on December 11, 1996. On May 31, 2000, the Company acquired 100% of HBOA.Com, Inc. The Company focused on development of an Internet portal through which home based business owners, as well as commercial private label businesses, obtain the products, services, and information necessary to start, expand and profitably run their businesses. On December 28, 2000, the Company formed a new subsidiary, Aerisys Incorporated (“Aerisys”), a Florida corporation, to handle commercial private business. In June 2003, the Company formed its entertainment division and changed its name to reflect this new division. Effective as of March 31, 2003, we discontinued our entertainment division and our technology division, except for the Aerisys operations that continue on a limited basis.

On May 2, 2005, the Company entered into and consummated a share exchange with all of the shareholders of Linkwell Tech Group, Inc. (“Linkwell Tech”). Pursuant to the share exchange, the Company acquired 100% of the issued and outstanding shares of Linkwell's common stock, in exchange for 36,273,470 shares of our common stock, which at closing represented approximately 87.5% of the issued and outstanding shares of our common stock. As a result of the transaction, Linkwell became our wholly owned subsidiary. For financial accounting purposes, the exchange of stock was treated as a recapitalization of Kirshner with the former shareholders of the Company retaining 7,030,669 or approximately 12.5% of the outstanding stock. The consolidated financials statements reflect the change in the capital structure of the Company due to the recapitalization and the consolidated financial statements reflect the operations of the Company and its subsidiaries for the periods presented.

Linkwell was founded on June 22, 2004, as a Florida corporation. On June 30, 2004, Linkwell acquired 90% of Shanghai LiKang Disinfectant High-Tech Company, Ltd. (“LiKang Disinfectant”) through a stock exchange. The transaction on which Linkwell acquired its 90% interest in LiKang Disinfectant resulted in the formation of a U.S. holding company by the shareholders of LiKang Disinfectant as it did not result in a change in the underlying ownership interest of LiKang Disinfectant. LiKang Disinfectant is a science and technology enterprise founded in 1988. LiKang Disinfectant is involved in the development, production, marketing and sale, and distribution of disinfectant health care products.

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

In August 2006, LiKang Disinfectant incorporated a new subsidiary, Shanghai LiKang International Trade Co., Ltd (“LiKang International”). The primary business of LiKang International involves import and export activities relating to computer, computer components, instruments and meters, electromechanical devices, constructional materials, metallic material, hardware, handiwork, knitting textile, furniture, chemical raw materials, and business consulting service, investment consulting, graphics design, conference services, exhibition services, equipment lease, import and export of technology.

On January 31, 2007, Linkwell Corporation entered into a non-binding letter of intent with a Fortune 500 company under which it will acquire a 10% equity interest in Linkwell's subsidiary, Shanghai LiKang Disinfectant.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On April 6, 2007, our wholly-owned subsidiary, Linkwell Tech, entered into two material stock purchase agreements. In one agreement, Linkwell Tech was to acquire 100% equity interest in Shanghai LiKang Biological High-Tech Company, Limited, a Chinese company, in a related party transaction with Xuelian Bian, an individual, Wei Guan, an individual, and LiKang Pharmaceutical (the “Biological Stock Purchase Agreement”). Mr. Bian is Linkwell Corporation's Chief Executive Officer, President and Chairman of the Board and Wei Guan is Linkwell Corporation's Vice President, Secretary and Director. Mr. Bian and Mr. Guan own 90% and 10% of LiKang Pharmaceutical, respectively. Mr. Bian and LiKang Pharmaceutical owned 60% and 40% of LiKang Biological, respectively. Pursuant to the terms of the Biological Stock Purchase Agreement, Mr. Bian and LiKang Pharmaceutical were to receive 1,000,000 shares of Linkwell Corporation restricted common stock. In the other agreement, Linkwell Tech, which already owned a 90% equity interest in Shanghai LiKang Disinfectant, was to purchase the remaining 10% equity interest of LiKang Disinfectant from Shanghai Shanhai Group, a non-affiliated Chinese entity (“Disinfectant Stock Purchase Agreement”). Pursuant to the terms of the Disinfectant Stock Purchase Agreement, Shanghai Shanhai Group was to receive 3,000,000 shares of Linkwell Corporation restricted common stock.

Due to restrictions under PRC law that prohibited the consideration then contemplated by the Biological Stock Purchase Agreement and Disinfectant Stock Purchase Agreement neither of the respective transactions contemplated by those agreements closed in 2007. As a result, on March 25, 2008, the parties agreed to enter into an amendment to the Biological Stock Purchase Agreement (“Biological Amendment”) and an amendment to the Disinfectant Stock Purchase Agreement (“Disinfectant Amendment”) in an effort to complete the stock purchase transactions under those agreements. Pursuant to the terms of the Biological Amendment, the only material change to the Biological Stock Purchase Agreement relates to the consideration paid by Linkwell Tech to Xuelian Bian and LiKang Pharmaceutical, which was changed from 1,000,000 shares of the Company’s common stock to $200,000 and 500,000 shares of common stock. Pursuant to the terms of the Disinfectant Amendment, the only material change to the Disinfectant Stock Purchase Agreement relates to the consideration paid by Linkwell Tech to Shanghai Shanhai Group for the remaining 10% equity interest, which was changed from 3,000,000 shares of Common Stock, to $380,000 and 1,500,000 shares of Common Stock. The other terms of the Disinfectant Stock Purchase Agreement remain in full force and effect.

As a result of the closing the aforementioned transactions on March 25, 2008, our wholly-owned subsidiary Linkwell Tech now owns 100% equity interest in LiKang Biological and a100% equity interest in LiKang Disinfectant.

BASIS OF PRESENTATION

Certain reclassifications have been made to the prior year to conform to current year presentation. The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary, Linkwell Tech Group, Inc., and its 90%-owned subsidiary, LiKang Disinfectant and LiKang International Trading. All significant inter-company balances and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in the year ended December 31, 2007 and 2006 include the allowance for doubtful accounts, stock-based compensation, the useful life of property and equipment and intangible assets and the inventory reserve.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ACCOUNTS RECEIVABLE

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2007 and 2006, the Company has established, based on a review of its third party accounts receivable outstanding balances, an allowance for doubtful accounts in the amount of $460,175 and $144,639 respectively. At December 31, 2007 and 2006, the Company has established, based on a review of its related party accounts receivable outstanding balances, an allowance for doubtful accounts in the amount of $221,359 and $87,937 respectively.

INVENTORIES

Inventories, consisting of raw materials, work-in-process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average cost method. The valuation of inventory requires the Company to estimate obsolete or excess inventory based on analysis of future demand for our products. Due to the nature of the Company’s business and our target market, levels of inventory in the distribution channel, changes in demand due to price changes from competitors and introduction of new products are not significant factors when estimating the Company’s excess or obsolete inventory. If inventory costs exceed expected market value due to obsolescence or lack of demand, inventory write-downs may be recorded as deemed necessary by management for the difference between the cost and the market value in the period that impairment is first recognized.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are from 5 to 20 years. The cost of repairs and maintenance are expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income statement in the year of disposition

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the fiscal year ended December 31, 2007.

ADVANCES FROM CUSTOMERS

Advances from customers at December 31, 2007 and 2006 were $713,578 and $254,434, respectively. Advances from customers consist of prepayments from third party customers to the Company for merchandise that had not yet been shipped by the company. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

INCOME TAXES

The Company files federal and state income tax returns in the United States for its domestic operations, and files separate foreign tax returns for the Company's Chinese subsidiaries. Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

INCOME (LOSS) PER COMMON SHARE

The Company presents net income (loss) per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share”. Accordingly, basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding, without consideration for common stock equivalents. Diluted net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding as well as common share equivalents outstanding for the period determined using the treasury-stock method for stock options and warrants and the if-converted method for convertible notes. Diluted earnings per share reflects the potential dilution that could occur based on the exercise of stock options or warrants, unless such exercise would be anti-dilutive, with an exercise price of less than the average market price of the Company’s common stock.

The Company’s common stock equivalents at December 31, 2007 and 2006 include the following:

	December 31
	2007	2006
Warrants	33,921,545	37,134,865
	33,921,545	43,634,865

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

The Company's revenues from the sale of products are recorded when the goods are shipped, title passes, and collectability is reasonably assured.

The Company's revenues from the sale of products to related parties are recorded when the goods are shipped which occurs simultaneously with the shipment being made by our related parties to their customers. Upon shipment, title passes, and collectability is reasonably assured. The Company receives purchase orders from our related parties on an as need basis from the related party customers. Generally, the related party does not hold the Company’s inventory. If the related party has inventory on hand at the end of a reporting period, the sale is reversed and the inventory is included on the Company’s balance sheet.

Prior to October 1, 2006, LiKang International follows the guidance of EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an agent.” LiKang International records the net revenue when the supplier is the primary obligor in the arrangement. Since October 1, 2006, LiKang International has become the primarily obligor for providing products to its customers and takes ownership of its inventory. Accordingly, effective October 1, 2006, LiKang International records gross revene when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determined, and collectability is reasonable assured.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the U.S. and in China. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally wide distribution of our products and shorter payment terms than customary in PRC. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. For the year ended December 31, 2007 and 2006, sales to related parties accounted for 18% and 42% of net revenues, respectively. The largest related party, LiKang Pharmaceutical (“ZhongYou” after October 16, 2007) and its branches (See Note 5) purchased $2,354,010 (about 16% of net revenue), from the Company in 2007. Guangzhou JianLian, a non-related third party purchased $1,751,736 (about 12% of net revenue) from the Company in 2007.

COMPREHENSIVE INCOME

The Company uses Statement of Financial Accounting Standards No.130 (SFAS 130) “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

SHIPPING COSTS

Shipping costs are included in selling and marketing expenses and totaled $274,086 and $173,840 for the fiscal year ended December 31, 2007 and 2006, respectively.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING

Advertising is expensed as incurred. For the fiscal year ended December 31, 2007 and 2006, advertising expenses amounted to $5,069 and $21,323 and were included in selling expense, respectively.

STOCK-BASED COMPENSATION

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards No.123 (revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No.123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

NON-EMPLOYEE STOCK BASED COMPENSATION

The cost of stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

REGISTRATION RIGHTS AGREEMENTS

The Company has adopted View C of EITF 05-4 “Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19” (“EITF 05-4”). Accordingly, the Company classifies as liability instruments, the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the SEC within contractually fixed time periods, and (ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements. Under View C of EITF 05-4, (i) registration rights with these characteristics are accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer's own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments. At December 31, 2006 we reflected accrued registration rights penalty payable of $120,000 in connection with the Company's Series B Preferred Stock offering. During the fiscal year ended December 31, 2007, each of the investors from the Series B Preferred Stock offering elected to waive their right to penalties related to the Series B Preferred Stock offering. Accordingly, the full amount of the accrued penalty approximately $117,000, which has been waived, has been included as an element of other income in our consolidated statements of operations at December 31, 2007.

FOREIGN CURRENCY TRANSLATION

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation” and are included in determining net income or loss.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION (CONTINUED)

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary is Renminbi, the local currency, or sometimes referred to as the Chinese Yuan (“RMB”). The financial statements of the subsidiary are translated into United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment was $495,719 for the year ended December 31, 2007 and effect of exchange rate changes on cash at December 31, 2006 was $11,766.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and salaries paid for the development of the Company’s products and fees paid to third parties. Research and development costs for the fiscal year ended December 31, 2007 and 2006 were approximately $61,452 and $18,000, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which provides guidance for how companies should measure fair value when required to use a fair value measurement for recognition or disclosure purposes under generally accepted accounting principle (GAAP). SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, the adoption of SFAS 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115” (Statement 159). Statement 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

On May 2, 2007, the FASB issued FASB Staff Position FIN 48-1, or FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”. FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company retroactively adopted the provisions of FSP FIN 48-1 effective January 1, 2007 and has determined that it had no impact on its consolidated financial statements.

In June 2007, the EITF reached a consensus on EITF Issue No. 07-3 “Accounting for Advance Payments for Goods or Services to be Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 provides clarification surrounding the accounting for non-refundable research and development advance payments, whereby such payments should be recorded as an asset when the advance payment is made and recognized as an expense when the research and development activities are performed. EITF 07-3 will be effective for the Company on a prospective basis beginning January 1, 2008.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS No.161 on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - INVENTORIES

A summary of inventories by major category at December 31, 2007 and 2006 are as follows:

	December 31,	December 31,
	2007	2006
Raw materials	$420,797	$294,977
Work-in-process	31,012	43,567
Finished goods	513,954	325,099
	965,763	663,643
Less: Reserve for obsolete inventory	(136,287)	(127,160)
Net inventories	$829,476	$536,483

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 3 – PROPERTY AND EQUIPMENT

On December 31, 2007 and 2006, property and equipment consist of the following:
	Estimated
	Useful Life	December 31,	December 31,
	(In years)	2007	2006
Office equipment and furniture	3-7	$142,161	$111,685
Autos and trucks	5	157,179	178,287
Manufacturing equipment	2-10	263,021	209,293
Building	5-20	541,330	505,077
		1,103,691	1,004,342
Less: Accumulated depreciation		(354,618)	(229,609)
Total property and equipment, net		$749,073	$774,733

For the fiscal year ended December 31, 2007 and 2006, depreciation expense amounted to $126,295 and $91,657, respectively.

NOTE 4 – LOANS PAYABLE

Loans payable consisted of the following at December 31, 2007 and 2006:

	December 31,	December 31,
	2007	2006
Loan from De Chang Credit Union due on June 2, 2008 and May 17, 2007 with interest at 7.88% and 7.02% per annum respectively. Guaranteed by Shanghai Shanhai.	$356,460	332,587

Loan from De Chang Credit Union due on December 10, 2008 and December 3, 2007 with interest 7.29% and 7.34% per annum respectively. Guaranteed by Shanghai Shanhai and Chairman Bian.	$342,750	319,795

Total Loans Payable	$699,210	652,382

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company's 90% owned subsidiary, LiKang Disinfectant, is engaged in business activities with four related parties: Shanghai LiKang Meirui Pharmaceuticals High-Tech Company, Ltd. (“Meirui”), Shanghai Shanhai Group (“Shanhai”), Shanghai LiKang Pharmaceuticals Technology Co., Ltd. (“LiKang Pharmaceuticals” or “ZhongYou” after October 16, 2007), and Shanghai LiKang Biological High-Tech Co., Ltd. (“Biological”).

Shanghai LiKang Meirui Pharmaceuticals High-Tech Co., Ltd. (“Meirui”), a company of which Shanghai Shanhai Group, LiKang Disinfectant's minority shareholder, owns 68%, used to provide certain contract manufacturing of two products for LiKang Disinfectant. Specifically, Meirui provided LiKang Disinfectant with ozone producing equipment and ultraviolet radiation lamp lights. In addition, under the terms of a two-year agreement entered into in January 2005, Meirui produces the Lvshaxing Air Disinfectant Machine and LiKang Surgery hand-washing table for LiKang Disinfectant. In January 2005, LiKang Disinfectant signed a two-year agreement with Meirui to market its products to the retail consumer market using Meirui's proprietary sales network which caters to the retail consumer market in China. The agreement above was ceased on December, 2006. Additionally, in the fiscal year of 2007 and 2006, the Company purchased products from Meirui amounting to $8,871 and $1,094 respectively. At December 31, 2007, the remaining balance owed to Meirui was $0. We now only use Meirui’s sales network. For the fiscal year ended December 31, 2007 we recorded net revenues on sales to Meirui of $34,707.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 5 – RELATED PARTY TRANSACTIONS (CONTINUED)

At December 31, 2007, Shanghai LiKang Meirui Pharmaceuticals High-Tech Company owed us $37,775. In general, accounts receivable due from Meirui are due within 4 to 6 months, which approximate normal business terms with independent third parties.

Shanghai LiKang Pharmaceuticals Technology Co., Ltd., (“LiKang Pharmaceuticals” or “ZhongYou” after October 16, 2007), which was owned by Mr. Xuelian Bian (90%) and Wei Guan (10%), the Company's officers and directors, sells the Company's products to third parties. In March, 2007, Wei Guan sold his 10% shares to Bing Chen, President of LiKang Disinfectant. In August, Xuelian Bian sold his 90% shares to his mother, Xiuyue, Xing. In October, 2007, the two new shareholders, Bing Chen (10%) and Xiuyue Xing (90%) sold all of their shares in LiKang Pharmaceuticals to Shanghai Jiuqing Pharmaceuticals Company, Ltd., whose 100% owner is Shanghai Ajiao Shiye Co. Ltd. Mr. Bian is a 60% shareholder of Shanghai Ajiao Shiye Co. Ltd. Starting from October 16, 2007, the registered name of LiKang Pharmaceutical has been changed to Shanghai ZhongYou Pharmaceutical High Tech Corporation. Moreover, Bing Chen, Director of LiKang Disinfectant, is also Director of LiKang Pharmaceuticals (or “ZhongYou” after October 16, 2007). For the fiscal year ended December 31, 2007 and 2006, the Company recorded net revenues of $2,354,010 and $ 3,211,758 to LiKang Pharmaceuticals, respectively. On December 31, 2007, accounts receivable due from LiKang Pharmaceuticals was $2,089,641. In general, accounts receivable due from LiKang Pharmaceuticals are due within 4 to 6 months, which approximate normal business terms with independent third parties.

Shanghai Shanhai Group, the minority shareholder of LiKang Disinfectant, is owned by Group Employee Share-holding Commission (16.25%) and Baoshan District Dachang Town South Village Economic Cooperation Club (83.75%). The Company leases its principal executive offices and warehouse space from Shanghai Shanhai Group for approximately $32,000 per year. Shanghai Shanhai Group also holds the land use permit for the principal executive office building. For the fiscal year ended December 31, 2007 and 2006, rent expense paid to this related party amounted to $ 31,707 and $38,462 respectively. Additionally, in January 2005, the Company borrowed $179,601 (RMB 1,310,000) from Shanghai Shanhai Group for working capital purposes, which is reflected on the accompanying balance sheet as loans payable - related party. The loan bears interest at 10% per annum and is payable on demand. For the fiscal year ended December 31, 2007, interest expense related to this note amounted to $18,705. The loan has been paid back to Shanghai Shanhai Group on December, 2007.

Shanghai LiKang Biological High-Tech Company, Ltd. (“Biological”), which is 60% owned by Mr. Xuelian Bian, the Company's officer and director, and 40%-owned by Shanghai LiKang Pharmaceuticals Technology Company, Limited (owned by Mr. Xuelian Bian (90%) and Wei Guan (10%), the Company's officers and directors till 2007 ) sells biological products, cosmetic products and develops technology for third parties. the Company sells certain raw materials to Biological employed in the Biological production process. For the fiscal year ended December 31, 2007 and 2006, the Company recorded net revenues of $851 and $3,773 to Biological, respectively. During the year ended December 31, 2007 and 2006, Biological processed certain products on behalf of the Company for $151,067 and $78,946. At December 31, 2007 and 2006, the remaining balance of accounts payable due to Biological was $58,347 and $47,570 respectively. In addition, the Company loaned $781,470 (RMB 5,700,000) to Biological for working capital purpose during the year of 2007. The loan was non-interest bearing and reflected on the accompanying balance sheet as due from related party.

The Company's two officers and directors, from time to time, provided advances to LiKang International Trading, the 100% subsidiary of LiKang Disinfectant, for working capital purposes. These advances are usually short-term in nature and non-interest bearing. The amount due to the executive officers at December 31, 2007 was $167,944, which were made to the LiKang International in 2006 and 2007 and is included in due to related party on the accompanying balance sheet. The advances of $167,944 were contributed by Xuelian Bian, our CEO and Chairman, and Wei Guan our Vice President and director. The advances were related to the registered capital commitment of LiKang International Trading. For the fiscal year ended December 31, 2007, LiKang International Trading recorded net revenues of $252,124 from Linkwell Hong Kong, a company controlled by Mr. Wei Guan. Linkwell Hong Kong usually paid cash in advance before making orders from LiKang International Trading. On December 31, 2007, the remaining balance of advances from Linkwell Hong Kong was $211,793. From time to time, LiKang International Trading borrowed from LiKang Pharmaceutical (or ZhongYou after October 16, 2007) for working capital purpose.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 5 – RELATED PARTY TRANSACTIONS (CONTINUED)

These loans are non-interesting bearing .On December 31, 2007, LiKang International Trading owes $333,708 to LiKang Pharmaceutical (or ZhongYou after October 16, 2007).

In 2006 when LiKang Disinfectant bought LiKang International Trading, it owed Mr. Xuelian Bian and Mr. Guan Wei about $40,441. For the fiscal year ended December 31, 2007, LiKang International Trading, the Company's 100% owned subsidiary, borrowed from Mr. Xuelian Bian $61,695 (RMB 450,000) and Mr. Guan Wei $65,808 (RMB 480,000). The loans are non interest-bearing and have no specific due date.

NOTE 6 – STOCKHOLDER’ EQUITY

Common Stock

On January 10, 2006 and effective January 1, 2006, the Company entered into a three year agreement with China Direct Investments, Inc. to provide business development and management services. In connection with this agreement, the Company issued 4,700,000 shares of the Company’s common stock. The Company valued the service using the fair value of common shares on grant date at $0.18 per share and recorded deferred consulting expense of $846,000 to be amortized over the service period. In July 2007, the Company terminated the service contact with China Direct Investments, Inc, and the remaining deferred consulting expenses associated with this agreement amount to $564,000 have been amortized for the fiscal year ended December 31, 2007.

In September, 2006, the Company entered into a three-year agreement with a consultant to provide business development and management services. In connection with this agreement, the Company issued 500,000 shares of the Company’s common stock. The Company valued these services using the fair value of common shares on grant date at $0.185 per share and recorded deferred consulting expense of $92,500 to be amortized over the service period. For the fiscal year ended December 31, 2007, amortization of consulting compensation amounted to $30,125.

On June 6, 2007, the Company entered into a six months agreement with Firs Trust Group Inc. to provide business development and management services. In connection with this agreement, on July 12, 2007, the Company issued 450,000 shares of its restricted common stock. The Company valued the service using the fair value of common shares on grant date at $0.17 per share and recorded deferred consulting expense of $76,500 to be amortized over the service period. Associated with this agreement, for the fiscal year ended December 31, 2007, $76,500 was expensed.

On December 3, 2007, the Company issued 200,000 shares of its restricted common stock to Mr. Ye Wenhu, individual and Ms. Xu Xinfang, individual. They provided business development and management services to the Company. The Company valued the service using the fair value of common shares on grant date at $0.17 per share and recorded consulting expense of $34,000.

In January 2007, warrants of total 3,213,320 shares of common stock were exercised at $0.10 per share. Stock warrant activity for the fiscal year ended December 31, 2007 is summarized as follows:

	Number of	Weighted-Average
	Warrants	Exercise Price
Outstanding at December 31, 2006	37,134,865	$0.25
Granted	-	-
Exercised	(3,213,320)	$0.10
Outstanding at December 31, 2007	33,921,545	$0.26
Weighted-average fair value of warrants Granted during the year		$0.00

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 6 – SHAREHOLDER’ EQUITY (CONTINUED)

The following table summarizes the Company's stock warrants outstanding at December 31, 2007:

		Warrants Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted Average
Exercise	Of	Remaining	Exercise
Price	Warrants	Exercise Life	Price
$0.10	540,130	2.50	$0.10
$0.20	17,155,000	2.75	$0.20
$0.30	15,866,665	3.00	$0.30
$0.75-2.5	359,750	0.55	$2.02
	33,921,545

NOTE 7 – FOREIGN OPERATIONS

For the fiscal year ended December 31, 2007 and 2006, the Company derived all of its revenue from its subsidiaries located in the People's Republic of China. Identifiable assets by geographic areas as of December 31, 2007 are as follows:

	Identifiable Assets	Identifiable Assets
	December 31	December 31
	2007	2006
United States	$39,331	$101,091
People's Republic of China	9,976,150	6,843,401
Total	$10,015,481	$6,944,492

NOTE 8 – INCOME TAX

The Company's parent and their US subsidiaries are subject to top applicable Federal, State and Local tax statues. The Company's subsidiaries in China are governed by the Income Tax Law of the Peoples Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the "PRC Income Tax Law"). Pursuant to the PRC Income Tax Law, in 2007, wholly-owned foreign enterprises are subject to tax at a statutory rate of approximately 33%.

The components of income (loss) before income tax consist of the following:

	Year Ended December 31,
	2007	2006
US Operations	$(857,321)	$(520,000)
Chinese Operations	1,217,455	1,210,000
	$370,599	$690,000

For their US Operations the Company has not recorded any net deferred tax assets, due to the uncertainty of recoverability on such assets. The Company's Chinese Operations are governed by the Income Tax Law of the Peoples Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the "PRC Income Tax Law"). Pursuant to the PRC Income Tax Law, wholly-owned foreign enterprises are subject to two years tax exemption and three years 50% tax reduction from its establishment. In 2007, the Company is subject to income tax exemption.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 8 – INCOME TAX (CONTINUED)

The Company has net operating loss ("NOL") carryforwards for United States income tax purposes at December 31, 2007 expiring through the year 2027. Management estimates the NOL as of December 31, 2007 to be approximately $1,600,000. The utilization of the Company's NOL's may be limited because of a possible change in ownership as defined under Section 382 of Internal Revenue Code. The Company has recorded a valuation allowance for benefit available from these NOL's, as it is more likely than not that realization will not occur.

NOL carryforwards	$640,000
Valuation allowance	(640,000)
Deferred tax asset, net of allowance with regards to NOL's	$-

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office and manufacturing space and warehouse under leases that expire through February 2011.

Future minimum rental payments required under these operating leases are as follows:

Year Ended December 31,
2008	$32,852
2009	32,852
2010	32,852
2011	2,842
Total minimum lease payments	101,398

For the years ended December 31, 2007 and 2006, rent expense amounted to $ 103,090 and $81,159, respectively.

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

NOTE 10 – SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. For the fiscal year ended December 31, 2007 and 2006, the Company operated in two reportable business segments (1) the sale of commercial disinfectant products; and (2) trading company that involves import and export activities. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Condensed information with respect to these reportable business segments for the fiscal year ended December 31, 2007 and 2006 is as follows:

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 10 – SEGMENT INFORMATION (CONTINUED)

Fiscal year ended December 31, 2007:

	Disinfectant Products	Import And Export Business	Corporate And Other	Consolidated

Net revenue - Non-affiliated companies	$5,738,150	$5,955,880	$-	$11,694,030
Net revenue - Affiliated companies	2,389,567	252,124	-	2,641,691
Interest expense (income)	64,033	1,150	35	65,218
Depreciation and Amortization	126,198	97	-	126,295
Net income (loss)	1,196,319	21,137	(857,321)	360,135
Long-lived asset expenditures	97,429	1,920	-	99,349
Segment Assets	$8,171,705	$1,804,445	$39,331	$10,015,481

Net revenues for the fiscal year ended December 31, 2007 were $14,335,721. Included in our net revenues for the fiscal year ended December 31, 2007 are $2,641,691 of related party sales and $11,694,030 of sales to independent third parties. Included in our net revenues for the fiscal year ended December 31, 2007, is $8,127,717 of revenues attributable to LiKang Disinfectant and $6,208,004 of revenues attributable to LiKang International.

The Segment Assets related to the import and export business are comprised of cash of $439,401, accounts receivables of $239,447, other receivables $86,291, prepaid expenses and others of $1,032,663, inventory of $4,823, and property and equipment of $1,820.

Fiscal year ended December 31, 2006:

	Disinfectant Products	Import And Export Business	Corporate And Other	Consolidated

Net revenue	$3,787,183	$720,996	$-	$4,508,179
Net revenue-related party	3,237,199	-	-	3,237,199
Interest income (expenses)	62,496	(216)	-	62,280
Depreciation and Amortization	91,657	-	-	91,657
Net income (loss)	1,161,828	(86,220)	(507,488)	568,120
Long-lived asset expenditures	149,339	-	-	149,339
Segment Assets	$5,794,144	$1,049,257	$101,091	$6,944,492

Net revenues for fiscal 2006 were $7,745,378. Included in our net revenues 2006 are $3,237,199 in related party sales and $4,508,179 in third party sales. Included in our net revenues for fiscal 2006 are $7,024,382 of revenues attributable to LiKang Disinfectant and $720,996 of revenues attributable to LiKang International.

The Segment Assets related to the Import and Export Business are comprised of cash of $317,451, accounts receivables $54,755, other receivables $414,000, advances on purchases of $262,381 and inventory of $670.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 10 – OPERATING RISK

(a)	Country risk

Currently, the Company’s revenues are primarily derived from the sale of line of disinfectant product offerings to customers in the People’s Republic of China (PRC). The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company’s financial condition.

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

Currently, PRC is in a period of growth and is openly promoting business development in order to bring more business into PRC. Additionally PRC currently allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations relating to ownership of a Chinese corporation are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

NOTE 11 – SUBSEQUENT EVENTS

On February 15, 2008, the Company and its wholly-owned subsidiary, Linkwell Tech, entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Ecolab Inc., a Delaware corporation (“Ecolab”), pursuant to which Ecolab agreed to purchase and Linkwell Tech agreed to sell 888,889 of its shares (the “Shares”), or 10% of the issued and outstanding capital stock of Linkwell Tech, for $2 million dollars (the “Stock Purchase”).  The transaction is expected to close by the end of April, 2008 after the satisfaction of certain conditions as set forth in the Stock Purchase Agreement.

In connection with and as a condition to closing the Stock Purchase Agreement, on February 29, 2008, Shanghai LiKang Disinfectant entered into a series of commercial agreements, including a Consulting Agreement, two Distributor Agreements, and a Sales Representative Agreement.

Pursuant to the Consulting Agreement, Disinfectant is providing consulting services to Ecolab Chemicals Ltd., a company of limited liabilities incorporated under the laws of China and a wholly-owned subsidiary of Ecolab (“Ecolab Chemicals”), including identifying all regulatory approvals for manufacture, productions, transport, market, sale distribution and or use for certain of Ecolab Chemicals’ infection control, cleaning and sanitizing products for the period the Disinfectant Distribution Agreement (defined below) is in effect.  Pursuant to the first Distribution Agreement, Disinfectant is a distributor for the promotion, sale and distribution of certain of Ecolab Chemicals’ infection control, cleaning and sanitizing products (the “Disinfectant Distribution Agreement”) for the territory of the

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 11 – SUBSEQUENT EVENTS (CONTINUED)

People’s Republic of China (the “P.R.C.”) (excluding Hong Kong, Taiwan and Macau) for the period of two years unless extended or terminated early. Pursuant to the second Distribution Agreement, Ecolab Chemicals is the exclusive distributor for the promotion, marketing, sale and distribution of certain of certain of Disinfectant’s infection control products (the “Ecolab Chemicals Distribution Agreement”) for the territory of Hong Kong, Taiwan and Macau Disinfectant is a sales representative for the soli for the period of two years unless extended or terminated early. Pursuant to the Sales Representative Agreement, citation of sales of Ecolab Chemicals’ pest elimination services for the territory of the P.R.C. (excluding Hong Kong, Taiwan and Macau) for the period of two years unless extended or terminated early.

On February 1, 2008 we filed a SCHEDULE 14C INFORMATION to inform investors that a majority of stockholders entitled to vote approved an increase in the number of shares of common stock that may be granted under our 2005 Equity Compensation Plan from 5,000,000 to 15,000,000.

On April 6, 2007, Linkwell Tech Group, Inc. entered into a stock purchase agreement (“Biological Stock Purchase Agreement”) whereby it agreed to acquire a 100% equity interest in Shanghai Likang Biological High-Tech Company, Limited, a Chinese company ("Likang Biological") in a related party transaction by and among the Company, Linkwell Tech, Xuelian Bian, an individual and Shanghai Likang Pharmaceutical Technology Co., Ltd, a Chinese company ("Likang Pharmaceutical"). Mr. Bian is the Company's Chief Executive Officer, President and Chairman of the Board. Mr. Bian owns 90% of Likang Pharmaceutical. Mr. Bian and Likang Pharmaceutical own 60% and 40% of Likang Biological, respectively. On March 25, 2008, the parties agreed to enter into an amendment to the Biological Stock Purchase Agreement (“Biological Amendment”) in an effort to complete the stock purchase. Pursuant to the terms of the Biological Amendment, the only material change to the Biological Stock Purchase Agreement relates to the consideration paid by Linkwell Tech to Xuelian Bian and Likang Pharmaceutical which was changed from 1,000,000 shares of the Company’s common stock, par value $.0005 per share (“Common Stock”), to $200,000 and 500,000 shares of Common Stock. The other terms of the Biological Stock Purchase Agreement remain in full force and effect.

On April 6, 2007, the Company and Linkwell Tech entered into a stock purchase agreement (“Disinfectant Stock Purchase Agreement”) with Shanghai Likang Disinfectant High-Tech Company, Limited, a Chinese company ("Likang Disinfectant), whereby Linkwell Tech agreed to purchase a10% equity interest of Likang Disinfectant from Shanghai Shanhai Group, a non-affiliated Chinese entity ("Shanghai Shanhai"). Prior to the completion of this transaction, Linkwell Tech holds 90% of the equity interest of Likang Disinfectant. On March 25, 2008, the parties agreed to enter into an amendment to the Disinfectant Stock Purchase Agreement (“Disinfectant Amendment”) in an effort to complete the stock purchase. Pursuant to the terms of the Disinfectant Amendment, the only material change to the Disinfectant Stock Purchase Agreement relates to the consideration paid by Linkwell Tech to Shanghai Shanhai for the remaining 10% equity interest, which was changed from 3,000,000 shares of Common Stock, to $380,000 and 1,500,000 shares of Common Stock. The other terms of the Disinfectant Stock Purchase Agreement remain in full force and effect.