Form 10-Q
period 2008-03-31
Linkwell CORP
filed 2008-05-15
CIK 1042463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to __________

Commission File Number: 000-24977

LINKWELL CORPORATION

(Exact name of small business issuer as specified in charter)

FLORIDA	65-1053546
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1104 Jiatong Road, Jiading District, Shanghai, China 201807

(Address of principal executive offices)

(86) 21-5566-6258

(Issuer's telephone number)

not applicable

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At May 13, 2008 there were 73,836,675 shares of common stock issued and outstanding.

LINKWELL CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2008

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the risk of doing business in the People' Republic of China, or PRC, our ability to implement our strategic initiatives, our access to sufficient capital, the effective integration of our subsidiaries in the PRC into a U.S. public company structure, economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

When used in this quarterly report, the terms:

“Linkwell”, the “Company”, “we” and “us” refers to Linkwell Corporation, a Florida corporation, our subsidiaries,

“Linkwell Tech” refers to our wholly-owned subsidiary Linkwell Tech Group, Inc., a Florida corporation,

“LiKang Disinfectant” refers to Shanghai LiKang Disinfectant High-Tech Company, Limited,
a wholly-owned subsidiary of Linkwell Tech, and

“LiKang International” refers to Shanghai LiKang International Trade Co., Ltd., a wholly owned subsidiary of Linkwell.

We also use the following terms when referring to certain related parties:

“Shanhai” refers to Shanghai Shanhai Group,
a Chinese company which is the minority owner of LiKang Disinfectant,

“Meirui” refers to Shanghai LiKang Meirui Pharmaceuticals High-Tech Co., Ltd.,
a company of which Shanhai is a majority shareholder,

“ZhongYou” refers to Shanghai ZhongYou Pharmaceutical High-Tech Co., Ltd.,
a company owned by our officers and directors, and

“Biological” refers to Shanghai LiKang Biological High-Tech Co., Ltd., a company owned by our officers and directors.

The information which appears on our web site at www.linkwell.us is not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007*
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,331,003	$1,222,128
Accounts receivable (net of allowance for doubtful accounts of $633,665 and $460,175 at March 31, 2008 and December 31, 2007 respectively)	3,000,463	2,999,191
Accounts receivable-related parties (net of allowance for doubtful accounts of $260,653 and $221,359 at March 31, 2008 and December 31, 2007 respectively)	2,365,399	1,992,233
Other receivables	487,885	261,231
Inventories (net of reserve for obsolete inventory of $141,953 and $136,287 at March 31, 2008 and December 31, 2007 respectively)	1,033,140	829,476
Prepaid expenses and other current assets	890,516	1,015,558
Due from related parties	941,321	946,591
Total Current Assets	10,049,727	9,266,408

PROPERTY AND EQUIPMENT – Net	751,652	749,073

Total Assets	$10,801,379	$10,015,481

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$1,133,102	$699,210
Accounts payable and accrued expenses	1,595,229	1,246,943
Taxes payable	120,143	92,815
Other payables	375,465	189,421
Due to related parties	886,127	760,457
Advances from customers	184,052	713,578
Total Current Liabilities	4,294,118	3,702,424

MINORITY INTEREST	-	527,244

STOCKHOLDERS' EQUITY:
Preferred stock (no par value; 10,000,000 shares authorized; No shares issued and outstanding)	-	-
Common Stock ($0.0005 par value; 150,000,000 shares authorized; 73,836,675 and 73,731,675 shares issued and outstanding at March 31, 2008 and December 31, 2007 respectively)	36,919	36,866
Common stock issuable	750	11
Additional paid-in capital	6,024,584	5,724,363
Accumulated deficit	(305,634)	(510,921)
Deferred compensation	(47,234)	(51,389)
Other comprehensive income - foreign currency	797,876	586,883
Total Stockholders' Equity	6,507,261	5,785,813

Total Liabilities and Stockholders' Equity	$10,801,379	$10,015,481

* Derived from audited Consolidated Financial Statements.

See notes to unaudited consolidated financial statements

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months
	Ended March 31,
	2008	2007
NET REVENUES
Non-affiliated companies	$4,604,117	$2,295,950
Affiliated companies	128,821	549,882
Total Net Revenues	4,732,938	2,845,832

COST OF REVENUES	3,502,958	1,853,120

GROSS PROFIT	1,229,980	992,712

OPERATING EXPENSES:
Selling expenses	328,428	266,785
General and administrative	477,812	250,172
Total Operating Expenses	806,240	516,957

INCOME FROM OPERATIONS	423,740	475,755

OTHER INCOME (EXPENSE):
Other income	152	120,514
Interest income	1,577	1,093
Interest expense - related party	(4,822)	(4,297)
Interest expense	(15,696)	(11,917)
Total Other Income (Expense)	(18,789)	105,393

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	404,951	581,148

INCOME TAXES	(46,109)	(43,415)

INCOME BEFORE MINORITY INTEREST	358,842	537,733

MINORITY INTEREST	(30,535)	(41,162)

NET INCOME	$328,307	$496,571

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	73,765,119	72,576,209
Diluted	74,030,431	72,846,274

See notes to unaudited consolidated financial statements

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months
	Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$328,307	$496,571

Adjustments to reconcile net income from operations to net cash used in operating activities:
Depreciation and amortization	45,561	27,865
Minority interest	30,535	41,162
Allowance for doubtful accounts	173,490	(14,232)
Allowance for doubtful accounts-related party	39,294	(87,937)
Stock-based compensation	20,168	78,208
Changes in assets and liabilities:
Accounts receivable	(174,761)	(757,702)
Accounts receivable - related party	(290,183)	(652,534)
Other receivable	(226,656)	412,708
Inventories	(203,664)	(145,261)
Prepaid expense and other current assets	125,042	91,395
Accounts payable and accrued expenses	534,331	261,056
Taxes payable	27,328	-
Advances from customers	(529,526)	(125,098)

NET CASH USED IN OPERATING ACTIVITIES	(100,734)	(373,799)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in loan receivable	-	4,096
Increase in due from related party	(117,008)	(645,920)
Purchase of property, plant and equipment	(48,140)	(7,476)
Cash paid in acquisition	(395,800)	-

NET CASH USED IN INVESTING ACTIVITIES	(560,948)	(649,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	404,822	-
Proceeds due to related party	125,669	-
Repayment of due to related party	-	(197,021)
Proceeds from warrants exercised	-	321,332

NET CASH PROVIDED BY FINANCING ACTIVITIES	530,491	124,311

See notes to unaudited consolidated financial statements

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(CONTINUED)

	For the three months
	Ended March 31,
	2008	2007
EFFECT OF EXCHANGE RATE ON CASH	240,066	43,451

NET INCREASE (DECREASE) IN CASH	108,875	(855,337)

CASH - beginning of year	1,222,128	1,713,723

CASH - end of period	$1,331,003	$858,386

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$20,518	$16,213
Income taxes	$46,109	$-

See notes to unaudited consolidated financial statements

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Linkwell Corporation (formerly Kirshner Entertainment & Technologies, Inc.) (the “Company”) was incorporated in the state of Colorado on December 11, 1996. On May 31, 2000, the Company acquired 100% of HBOA.Com, Inc. The Company focused on development of an Internet portal through which home based business owners, as well as commercial private label businesses, obtain the products, services, and information necessary to start, expand and profitably run their businesses. On December 28, 2000, the Company formed a new subsidiary, Aerisys Incorporated (“Aerisys”), a Florida corporation, to handle commercial private business. In June 2003, the Company formed its entertainment division and changed its name to reflect this new division. Effective as of March 31, 2003, we discontinued our entertainment division and our technology division, except for the Aerisys operations that continue on a limited basis.

On May 2, 2005, the Company entered into and consummated a share exchange with all of the shareholders of Linkwell Tech Group, Inc. (“Linkwell Tech”). Pursuant to the share exchange, the Company acquired 100% of the issued and outstanding shares of Linkwell Tech's common stock, in exchange for 36,273,470 shares of our common stock, which at closing represented approximately 87.5% of the issued and outstanding shares of our common stock. As a result of the transaction, Linkwell Tech became our wholly-owned subsidiary. For financial accounting purposes, the exchange of stock was treated as a recapitalization of Kirshner with the former shareholders of the Company retaining 7,030,669 or approximately 12.5% of the outstanding stock. The consolidated financials statements reflect the change in the capital structure of the Company due to the recapitalization and the consolidated financial statements reflect the operations of the Company and its subsidiaries for the periods presented.

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

LiKang Disinfectant's products are utilized by the hospital and medical industry in China. LiKang Disinfectant has developed a line of disinfectant product offerings. LiKang Disinfectant regards hospital disinfectant products as the primary segment of its business. LiKang Disinfectant has developed and manufactured several series of products in the field of skin mucous disinfection, hand disinfection, surrounding articles disinfection, medical instruments disinfection and air disinfection.

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

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On April 6, 2007, our wholly-owned subsidiary, Linkwell Tech, entered into two material stock purchase agreements. In one agreement, Linkwell Tech was to acquire 100% equity interest in Shanghai LiKang Biological. High-Tech Company, Limited, a Chinese company (“Biological”), in a related party transaction with Xuelian Bian, Wei Guan, and LiKang Pharmaceuticals (the “Biological Stock Purchase Agreement”). Mr. Bian is Linkwell Corporation's Chief Executive Officer, President and Chairman of the Board and Wei Guan is Linkwell Corporation's Vice President, Secretary and Director. Mr. Bian and Mr. Guan own 90% and 10% of LiKang Pharmaceuticals, respectively. Mr. Bian and LiKang Pharmaceuticals owned 60% and 40% of LiKang Biological, respectively. Pursuant to the terms of the Biological Stock Purchase Agreement, Mr. Bian and LiKang Pharmaceuticals were to receive 1,000,000 shares of Linkwell Corporation restricted common stock. In the other agreement, Linkwell Tech, which already owned a 90% equity interest in Shanghai LiKang Disinfectant, was to purchase the remaining 10% equity interest of LiKang Disinfectant from Shanghai Shanhai Group, a non-affiliated Chinese entity (the “Disinfectant Stock Purchase Agreement”). Pursuant to the terms of the Disinfectant Stock Purchase Agreement, Shanghai Shanhai Group was to receive 3,000,000 shares of Linkwell Corporation restricted common stock.

Due to restrictions under PRC law that prohibited the form of consideration then contemplated by the Biological Stock Purchase Agreement and the Disinfectant Stock Purchase Agreement, neither of the respective transactions contemplated by those agreements closed in 2007. As a result, on March 25, 2008, the parties agreed to enter into an amendment to the Biological Stock Purchase Agreement (“Biological Amendment”) and an amendment to the Disinfectant Stock Purchase Agreement (“Disinfectant Amendment”) in an effort to complete the stock purchase transactions under those agreements. Pursuant to the terms of the Biological Amendment, the only material change to the Biological Stock Purchase Agreement relates to the consideration paid by Linkwell Tech to Xuelian Bian and LiKang Pharmaceuticals, which was changed from 1,000,000 shares of the Company’s common stock to $200,000 and 500,000 shares of common stock. Pursuant to the terms of the Disinfectant Amendment, the only material change to the Disinfectant Stock Purchase Agreement relates to the consideration paid by Linkwell Tech to Shanghai Shanhai Group for the remaining 10% equity interest, which was changed from 3,000,000 shares of Common Stock, to $380,000 in cash and 1,500,000 shares of Common Stock. Due to the fluctuation of exchange rate, consideration was changed to $395,800 in cash and 1,500,000 shares of common stock, the other terms of the Disinfectant Stock Purchase Agreement remain in full force and effect.

Linkwell Tech has paid $395,800 to Shanghai Shanhai Group on February 21, 2008. 1,500,000 shares will be issued before the end of May, 2008. The Company valued the acquisition using the fair value of common shares at $0.19 per share and recorded investment of $285,000. Including the cash payment of $395,800, the total investment for acquiring 10% equity interest in LiKang Disinfectant was $680,800. The cumulative minority interest of 10% equity interest in LiKang Disinfectant at March 25, 2008, was approximately $557,779. The difference between the total investment and the accumulative minority interest of $123,020 was deducted from retained earnings as a dividend to the 10% minority shareholder, Shanhai.

As a result of the closing of the Disinfectant Stock Purchase Agreement, as of March 25, 2008, our wholly-owned subsidiary Linkwell Tech owns 100% of the equity interest in LiKang Disinfectant. The Biological Stock Purchase Agreement, as amended, is pending and requires further approval from the Ministry of Commerce, the People’s Republic of China. Due to the time consuming and complicated nature of the approval procedure, the parties agreed to enter into another amendment to the Biological Stock Purchase Agreement in order to complete the purchase transactions timely and properly. Pursuant to the terms of the Biological Amendment, the only material change to the Biological Stock Purchase Agreement relates to the purchaser, which was changed from Linkwell Tech, to Likang Disinfectant. Approval from Ministry of Commerce, the People’s Republic of China will not be necessary if LiKang Disinfectant acquires 100% of the equity interest in Shanghai LiKang Biological. This transaction is expected to close before the end of June 2008.

On February 15, 2008, we entered into a stock purchase agreement with Ecolab Inc., a Delaware corporation (“Ecolab”), pursuant to which Ecolab agreed to purchase and Linkwell Tech agreed to sell 888,889 of its shares, or 10% of the issued and outstanding capital stock of Linkwell Tech, for $2 million dollars, subject to certain conditions. The transaction is expected to close in the second quarter of this year.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION

Certain reclassifications have been made to the prior year to conform to current year presentation. The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary, Linkwell Tech Group, Inc., and its wholly-owned subsidiary, LiKang Disinfectant. All significant inter-company balances and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in the three month period ended March 31, 2008 and 2007 include the allowance for doubtful accounts, stock-based compensation, the useful life of property and equipment and the inventory reserve.

FAIR VAULE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, customer advances, loans and amounts due from/to related parties approximate their fair market value based on the short-term maturity of these instruments.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

ACCOUNTS RECEIVABLE

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2008 and December 31, 2007, the Company has established, based on a review of its third party accounts receivable outstanding balances, an allowance for doubtful accounts in the amount of $633,665 and $460,175, respectively. At March 31, 2008 and December 31, 2007, the Company has established, based on a review of its related party accounts receivable outstanding balances, an allowance for doubtful accounts in the amount of $260,653 and $221,359, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. The valuation of inventory requires the Company to estimate obsolete or excess inventory based on analysis of future demand for our products. Due to the nature of the Company’s business and our target market, levels of inventory in the distribution channel, changes in demand due to price changes from competitors and introduction of new products are not significant factors when estimating the Company’s excess or obsolete inventory. If inventory costs exceed expected market value due to obsolescence or lack of demand, inventory write-downs may be recorded as deemed necessary by management for the difference between the cost and the market value in the period that impairment is first recognized.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are from five to twenty (20) years. The cost of repairs and maintenance are expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 2008 and 2007.

ADVANCES FROM CUSTOMERS

As of March 31, 2008 and December 31, 2007, advances from customers were $184,052 and $713,578 respectively, which consisted of prepayments from third party customers to the Company for merchandise that had not yet been shipped by the company. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’ outstanding warrants as of March 31, 2008 and December 31, 2007 include the following:

	March 31,	December 31,
	2008	2007
Warrants	33,921,545	33,921,545

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

The Company's revenues from the sale of products to related parties are recorded when the goods are shipped to the customers from our related parties. Upon shipment, title passes, and collectibility is reasonably assured. The Company receives purchase orders from our related parties on an as need basis from the related party customers. Generally, the related party does not hold the Company’s inventory. If the related party has inventory on hand at the end of a reporting period, the sale is reversed and the inventory is included on the Company’s balance sheet.

Prior to October 1, 2006, LiKang International follows the guidance of EITF99-19 “Reporting Revenue Gross as a Principal versus Net as an agent.” LiKang International records the net revenue when the supplier is the primary obligor in the arrangement. Since October 1, 2006, LiKang International has become the primarily obligor for providing products to its customers and takes ownership of its inventory. Accordingly, effective October 1, 2006, LiKang International records gross revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determined, and collectibility is reasonable assured.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the U.S. and in China. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally wide distribution of our products and shorter payment terms than customary in PRC. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. For the three months ended March 31, 2008 and 2007, sales to related parties accounted for 3% and 19% of net revenues, respectively.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME

The Company uses Statement of Financial Accounting Standards No.130 (SFAS 130) “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $66,683 and $51,439 for the three months ended March 31, 2008 and 2007, respectively.

ADVERTISING

Advertising is expensed as incurred. For the three months ended March 31, 2008 and 2007, advertising expenses amounted to $0 and $30,080, respectively.

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

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

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

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary is Renminbi, the local currency, or sometimes referred to as the Chinese Yuan (“RMB”). The financial statements of the subsidiary are translated into United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment was $797,876 on March 31, 2008 and $568,883 on December 31, 2007 and effect of exchange rate changes on cash for the three months ended March 31, 2008 and 2007 was $240,066 and $43,451, respectively. On March 31, 2008 and December 31, 2007, exchange rate was 7.29 and 7.00.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. These costs primarily consist of cost of material used and salaries paid for the development of the Company’s products and fees paid to third parties. Research and development costs for the three months ended March 31, 2008 and 2007 were approximately $790 and $32,737, respectively.

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
MARCH 31, 2008
(UNAUDITED)

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

NOTE 2 – INVENTORIES

A summary of inventories by major category as of March 31, 2008 and December 31, 2007 is as follows:

	March 31,	December 31,
	2008	2007
Raw materials	$545,248	$420,797
Consumable	3,834	-
Work-in-process	67,494	31,012
Finished goods	558,517	513,954
	1,175,093	965,763
Less: Reserve for obsolescence	(141,953)	(136,287)
Net inventories	$1,033,140	$829,476

The increase of reserve for obsolescence for the quarterly period ended March 31, 2008 was generated from fluctuation of the exchange rate.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 3 – PROPERTY AND EQUIPMENT

At March 31, 2008 and December 31, 2007, property and equipment consist of the following:

	Estimated
	Useful Life	March 31,	December 31,
	(In years)	2008	2007

Office equipment and furniture	3-7	$149,292	$142,161
Autos and trucks	5	163,714	157,179
Manufacturing equipment	2-10	274,988	263,021
Building and land	5-20	563,837	541,330
		1,151,831	1,103,691
Less: Accumulated depreciation		(400,179)	(354,618)
Total property and equipment, net		$751,652	$749,073

For the three months ended March 31, 2008 and 2007, depreciation expense amounted to $45,561 and $27,865, respectively.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 4 – LOANS PAYABLE

Loans payable consisted of the following at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Note to De Chang Credit Union due on June 2, 2008 with interest rate at 7.88% per annum. Guaranteed by Shanhai (RMB2,600,000)	$371,280	$356,460

Note to De Chang Credit Union due on December 10, 2008 with interest rate 7.29% per annum. Guaranteed by Shanhai and Mr. Bian, chairman of the Company (RMB2,500,000)	357,000	342,750

Short-term loan to Ecolab due on June 5, 2008 with interest rate 8% per annum	404,822	-

	$1,133,102	$699,210

On February 5, 2008, the Company entered into a Promissory Note whereby Ecolab Inc., a Delaware corporation, agreed to lend the Company $400,000. This short-term loan is due on April 5, 2008 with an interest rate of 8% per annum. On April 14, 2008, the Company and Ecolab Inc. agreed to extend the maturity date of this loan from April 5, 2008 to June 5, 2008 with the same interest rate.

NOTE 5 – RELATED PARTY TRANSACTIONS

Linkwell Tech's 100% owned subsidiary, LiKang Disinfectant, is engaged in business activities with four related parties; Shanghai LiKang Meirui Pharmaceuticals High-Tech Company, Ltd. (“Meirui”), Shanghai Shanhai Group (“Shanhai”), Shanghai ZhongYou Pharmaceutical High-Tech Co., Ltd.,. (“ZhongYou”), and Shanghai LiKang Biological High-Tech Co., Ltd. (“Biological”).

Meirui, a company of which prior to the consummation of the Disinfectant Stock Purchase Agreement, Shanghai Shanhai Group, LiKang Disinfectant's minority shareholder, owned 68%, provides certain contract manufacturing of two products for LiKang Disinfectant. Specifically, Meirui provides LiKang Disinfectant with ozone producing equipment and ultraviolet radiation lamp lights. In addition, under the terms of a two year agreement entered into in January 2005, Meirui produces the Lvshaxing Air Disinfectant Machine and LiKang Surgery hand-washing table for LiKang Disinfectant. In January 2005, LiKang Disinfectant signed a two year agreement with Meirui to market its products to the retail consumer market using Meirui's proprietary sales network which caters to the retail consumer market in China. The agreement above was terminated in December 2006. For the three months ended March 31, 2008 and 2007, the Company recorded net revenues of $14,611 and $5,389 to Meirui, respectively. As of March 31, 2008 and December 31, 2007, Meirui owed LiKang Disinfectant $63,026 and $0. In general, accounts receivable due from Meirui are payable in cash and are due within 4 to 6 months, which approximate normal business terms with independent third parties.

“ZhongYou” or “Likang Pharmaceuticals” before October 16, 2007, was owned by Xuelian Bian (90%) and Wei Guan (10%). In March, 2007, Wei Guan sold his 10% shares to Bing Chen, President of Likang Disinfectant. In August, Xuelian Bian sold his 90% shares to his mother, Xiuyue Xing. In October, 2007, the two new shareholders, Bing Chen (10%) and Xiuyue Xing (90%) sold all of their shares in Likang Pharmaceuticals to Shanghai Jiuqing Pharmaceuticals Company, Ltd., whose 100% owner is Shanghai Ajiao Shiye Co. Ltd. Mr. Bian is a 60% shareholder of Shanghai Ajiao Shiye Co. Ltd. For the three months ended March 31, 2008 and 2007, the Company recorded net revenues of $114,210 and $544,493 to ZhongYou respectively. At March 31, 2008 and December 31, 2007, accounts receivable from sales to ZhongYou was $2,563,026 and $2,213,592. In general, accounts receivable due from ZhongYou are payable in cash and are due within 4 to 6 months, which approximate normal business terms with independent third parties.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 5 – RELATED PARTY TRANSACTIONS (CONTINUED)

Shanhai which, prior to the consummation of the Disinfectant Stock Purchase Agreement, was the minority shareholder of LiKang Disinfectant, owned by Group Employee Share-holding Commission (16.25%) and Baoshan District Dachang Town South Village Economic Cooperation Club (83.75%). The Company leases its principal executive offices and warehouse space from Shanhai for approximately $36,000 per year. Shanhai also holds the land use permit for the Company’s principal executive office building. For the three months ended March 31, 2008 and 2007, rent expense paid to this related party amounted to $8,718 and $9,876 respectively. Additionally, in January 2005, the Company borrowed $165,471 from Shanhai for working capital purposes. The loan bears interest at 10% per annum and is payable on demand. The loan was paid back to Shanhai in December 2007.

Shanghai LiKang Biological High-Tech Company, Ltd. (“Biological”), which is 60% owned by Xuelian Bian, the Company's officer and director, and 40%-owned by ZhongYou (owned by Messrs. Xuelian Bian (90%) and Wei Guan (10%), the Company's officers and directors) sells biological products, cosmetic products and develops technology for third parties. Additionally, the Company sells certain raw materials to Biological employed in its production process. The amount of $813,960 was loaned to Biological from Likang Disinfectant for working capital purpose in 2007, which is reflected on the accompanying balance sheet as due from a related party. The loan was non-interest bearing. At March 31, 2008 and December 31, 2007, the remaining balance of accounts payable due to Biological of $38,712 and $58,347, respectively, was recorded in LiKang Disinfectant. In general, accounts payable due to Biological are payable in cash and are due within 4 to 6 months, which approximate normal business terms with unrelated parties.

From time to time, LiKang International Trading borrowed cash from ZhongYou, for working capital purpose. These loans are non-interesting bearing. As of March 31, 2008 and December 31, 2007, LiKang International Trading owes $347,583 and $333,708 respectively to ZhongYou.

In 2006, when LiKang Disinfectant bought Likang International Trading, it owed Mr. Xuelian Bian and Mr. Guan Wei $40,441. As of March 31, 2008, LiKang International Trading, the Company's wholly-owned subsidiary, owed $64,260(RMB 450,000) to Mr. Xuelian Bian and $68,544 (RMB 480,000) to Mr. Guan Wei. The loans are non interest-bearing and have no specific due date.

NOTE 6 – SHAREHOLDER’ EQUITY

STOCK OPTIONS

Common Stock

In September, 2006, the Company entered into a three-year agreement with a consultant to provide business development and management services. In connection with this agreement, the Company issued 500,000 shares of the Company’s common stock. The Company valued these services using the fair value of common shares on grant date at $0.185 per share and recorded deferred consulting expense of $92,500 to be amortized over the service period. For the three months ended March 31, 2008, amortization of consulting compensation amounted to $7,708.

In November 20, 2007, the Company entered into a one year agreement with Segue Ventures LLC to provide various informal advisory and consulting services, including U.S. business methods and compliance with SEC disclosure requirements. In connection with this agreement, Segue Ventures LLC will receive $4,000 in cash and 16,000 shares of our common stock per month. On February 27, 2008, the Company issued 70,000 shares of the Company’s common stock to Segue Ventures LLC. The Company valued these services using the fair value of common shares on contract date at $0.19 per share and recorded deferred consulting expense of $13,300 to be amortized over the 4.3 months from November 20, 2007. For the three months ended March 31, 2008, amortization of consulting compensation to Segue Ventures LLC amounted to $9,120.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 6 – SHAREHOLDERS’ EQUITY (CONTINUED)

In March 2008, the Company entered into a two month agreement with SmallCapVoice.Com, Inc. to provide the Company with financial public relations services. In connection with this agreement, the Company will pay $3,500 per month and issue a total of 35,000 shares of the Company’s common stock. On March 11, 2008, the Company issued 35,000 shares to SmallCapVoice.Com, Inc. The Company valued these services using the fair value of common shares on grant date at $0.19 per share and recorded deferred consulting expense of $6,650 to be amortized over the 2 months. For the three months ended March 31, 2008, amortization of consulting compensation to SmallCapVoice.Com, Inc amounted to $3,325.

COMMON STOCK WARRANTS

In January 2007, warrants representing a total of 3,213,320 shares of common stock were exercised at $0.10 per share.

There were no warrants granted or exercised during the three months ended March 31, 2008.

The following table summarizes the Company's stock warrants outstanding at March 31, 2008:

		Warrants Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted Average
Exercise	Of	Remaining	Exercise
Price	Warrants	Exercise Life	Price
$0.10	540,130	2.75	$0.10
$0.20	17,155,000	3.00	$0.20
$0.30	15,866,665	3.25	$0.30
$0.75-2.5	359,750	0.80	$2.02
	33,921,545

NOTE 7 - FOREIGN OPERATIONS

For the three months ended March 31, 2008 and 2007, the Company derived all of its revenue from its subsidiaries located in the People's Republic of China. Identifiable assets by geographic areas as of March 31, 2008 and December 31, 2007 are as follows:

	Identifiable Assets
	March 31,	December 31,
	2008	2007
United States	$161,593	$39,331
People's Republic of China	10,639,786	9,976,150
Total	$10,801,379	$10,015,481

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 8 – SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. For the three months ended March 31, 2008 and 2007, the Company operated in two reportable business segments (1) the sale of commercial disinfectant products; and (2) import and export activities. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Condensed information with respect to these reportable business segments for the three months ended March 31, 2008 and 2007 is as follows:

Three months ended March 31, 2008:

		Import And	Corporate
	Disinfectant	Export	And
	Products	Business	Other	Consolidated

Net revenue - Non-affiliated companies	$2,122,685	$2,481,432	$-	$4,604,117
Net revenue - Affiliated companies	128,821	-	-	128,821
Interest income (expenses)	(14,531)	579	(4,989)	(18,941)
Depreciation and Amortization	30,045	87	-	45,561
Net income (loss)	345,185	48,701	(65,579)	328,307
Long-lived asset expenditures	48,140	-	-	48,140
Segment Assets	$8,959,235	$1,680,551	$161,593	$10,801,379

Net revenues for the three months ended March 31, 2008 were $4,732,938. Included in our net revenues for the three months ended March 31, 2008 are $128,821 in related party sales and $4,604,117 in sales to independent third parties. Included in our net revenues for the three months ended March 31, 2008, is $2,251,506 of revenues attributable to LiKang Disinfectant and $2,481,432 of revenues attributable to LiKang International.

The Segment Assets related to the import and export business are comprised of cash of $578,826, accounts receivables of $216, other receivables of $236,619, prepaid expenses and other assets of $857,686, inventories of $5,430, and property and equipment of $1,774.

Three months ended March 31, 2007:

		Import And	Corporate
	Disinfectant	Export	And
	Products	Business	Other	Consolidated

Net revenue - Non-affiliated companies	$1,146,001	$1,149,949	$-	$2,295,950
Net revenue - Affiliated companies	549,882	-	-	549,882
Interest income (expenses)	15,121	-	-	15,121
Depreciation and Amortization	27,865	-	-	27,865
Net income (loss)	372,999	88,147	35,426	496,571
Long-lived asset expenditures	7,011	465	-	7,476
Segment Assets	$6,611,492	$961,623	$300,975	$7,874,090

The Segment Assets related to the import and export business are comprised of cash of $246,944, accounts receivables of $587,753, other receivables of $1,292, prepaid expenses of $124,492, inventory of $677, and property and equipment of $465.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 9 – OPERATING RISK

(a)	Country risk

Currently, the Company’s revenues are primarily derived from the sale of a line of disinfectant product offerings to customers in the People’s Republic of China (PRC). The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company’s financial condition.

(b)	Products risk

In addition to competing with other domestic manufacturers of disinfectant product offerings, the Company competes with larger U.S. companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel. These U.S. companies may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

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

Currently, the PRC is in a period of growth and is openly promoting business development in order to bring more business into the PRC. Additionally the PRC currently allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations relating to ownership of a Chinese corporation are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

NOTE 10 – SUBSEQUENT EVENTS

In 2007, our wholly-owned subsidiary, Linkwell Tech, entered into a stock purchase agreement. Pursuant to the stock purchase agreement, Linkwell Tech was to acquire 100% equity interest in Shanghai LiKang Biological High-Tech Company, Limited, a Chinese company. This agreement is pending and requiring for further approval from the Ministry of Commerce, the People’s Republic of China. Due to the time consuming and complication of the approval procedure, the parties agreed to enter into another amendment to the Biological Stock Purchase Agreement in order to complete the purchase transactions timely and properly. Pursuant to the terms of the Biological Amendment, the only material change to the Biological Stock Purchase Agreement relates to the purchaser, which was changed from Linkwell Tech, to Likang Disinfectant. Approval from Ministry of Commerce, the People’s Republic of China will not be necessary if LiKang Disinfectant acquires 100% of the equity interest in Shanghai LiKang Biological . This transaction is expected to close before the end of June 2008.

On February 15, 2008, we entered into a stock purchase agreement with Ecolab Inc., a Delaware corporation (“Ecolab”), pursuant to which Ecolab agreed to purchase and Linkwell Tech agreed to sell 888,889 of its shares, or 10% of the issued and outstanding capital stock of Linkwell Tech, for $2 million dollars. The transaction is expected to close in the second quarter of this year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements. Forward looking statements are identified by words and phrases such as “anticipate”, “intend”, “expect” and words and phrases of similar import. We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements due to risks, uncertainties and assumptions that are difficult to predict, including those set forth in Item 1A above. We encourage you to read those risk factors carefully along with the other information provided in this Report and in our other filings with the SEC before deciding to invest in our stock or to maintain or change your investment. We undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law.

You should read this MD&A in conjunction with the Consolidated Financial Statements and Related Notes in Item 1.

In August 2006, the Company incorporated a new subsidiary, Shanghai LiKang International Trade Co., Ltd. (“LiKang International”). Since its inception, LiKang International has primarily served as an agent for third parties who desire to export goods from China, including computers, computer components, small medical equipment and instruments, meters, scales electromechanical devices. In October 2006, LiKang International expanded its business to include light weight construction materials, textile crafts, furniture, and chemical raw materials.

OVERVIEW

Since 1988 we have developed, manufactured and distributed disinfectant health care products primarily to the medical industry in China. In the last few years, China has witnessed a variety of public health crises, such as the outbreak of SARS, which demonstrated the need for increased health standards in China. In response, beginning in 2002 the Chinese government has undertaken various initiatives to improve public health and living standards, including continuing efforts to educate the public about the need for proper sanitation procedures and the establishment of production standards for the disinfectant industry in China. As a result of this heightened license and permit system, all disinfectant manufacturers must comply with “qualified disinfection product manufacturing enterprise requirements” established by the Ministry of Public Health. The requirements include standards for hardware, such as facilities and machinery, and software, including the technology to monitor the facilities, as well as the heightened knowledge and capability of the production staff regarding quality control procedures. Following the adoption of the industry standards in 2002, we have been granted 31 hygiene licenses by the Ministry of Public Health.

We believe that the government standards adopted in July 2002 have increased the barriers to entry for competitors in the disinfectant industry in China. The implementation of these improved production standards and license requirements has effectively decreased the competitive landscape as it pertains to small to medium size manufacturers, since the new standards are especially difficult for companies with limited product offerings and inferior technical content. In addition, prior to the adoption of industry standards, disinfectant products were generally marketed and sold based on price as opposed to quality. We believe that as a result of the adoption of industry standards, the marketplace is evolving with a more stringent focus on product quality, which we believe will enable us to increase our base of commercial customers thereby increasing our revenues.

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

Our present manufacturing facilities and production capacities are sufficient for the foreseeable future, and we believe that we otherwise have the assets and capital available to us necessary to enable us to increase our revenues in future periods as the market for disinfectant products in China continues to increase. During the remaining nine months of 2008, we will continue to focus our efforts on the retail market for our products, as well as expanding our traditional base of commercial customers. In addition, we may also consider the possible acquisition of independent sales networks, which could be used to increase our product distribution capacity and align our company with small, regional companies in the industry.

RESULTS OF OPERATIONS

The table below sets forth the results of operations for the three months ended March 31, 2008 as compared to the same period ended March 31, 2007 accompanied by the change amount and percentage of changes.

	For the three months		Change	Variance
	ended March 31,		2008 vs
	2008	2007	2007	%

Sales - unaffiliated	$4,604,117	$2,295,950	$2,308,167	101%
Sales - related parties	128,821	549,882	(421,061)	(77)%
Total net revenues	4,732,938	2,845,832	1,887,106	66%
Cost of revenues	3,502,958	1,853,120	1,649,838	89%
Gross Profit	1,229,980	992,712	237,268	24%

Operating Expenses:
Selling expenses	328,428	266,785	61,643	23%
General and administrative expenses	477,812	250,172	227,640	91%
Total Operating Expenses	806,240	516,957	289,283	56%

Income From Operations	423,740	475,755	(52,015)	(11)%

Other Income (Expenses):
Other income	152	120,514	(120,362)	(100)%
Interest income	1,577	1,093	484	44%
Interest expense - related party	(4,822)	(4,297)	(525)	12%
Interest expense	(15,696)	(11,917)	(3,779)	32%
Net Other Income (Expense)	(18,789)	(105,393)	124,182	118%

Income before income taxes and Minority interest	404,951	581,148	(176,197)	(30)%
Income taxes	(46,109)	(43,415)	(2,694)	6%
Minority interest	(30,535)	(41,162)	10,627	(26)%
Net income	$328,307	$496,571	$(168,264)	(34)%

Other Key Indicators:	Three months ended
	March 31,
(Percent of Net Revenues)	2008	2007	Change

Cost Of Revenues	74%	65%	9%
Selling Expenses	7%	9%	(2)%
General and Administrative Expenses	10%	9%	(1)%
Income From Operations	9%	17%	(8)%

NET REVENUES

Net revenues for the three months ended March 31, 2008 were $4,732,938 as compared to net revenues of $2,845,832 for the three months ended March 31, 2007, an increase of $1,887,106 or approximately 66%. Included in our net revenues for the first three months of 2008 are revenues of $2,251,506 attributable to LiKang Disinfectant and revenues of $2,481,432 attributable to LiKang International. Of our total net revenues for the three months ended March 31, 2008, $128,821 or approximately 3% were attributable to related parties as compared to net revenues of $549,882, or approximately 19%, of our total net revenues for the comparable period in fiscal 2007.

Revenues associated with LiKang Disinfectant increased $555,623, or approximately 33%, during the three months of fiscal 2008 compared to the same period of fiscal 2007. We believe this increase in demand was due to an increase in our sales staff and customer recognition of our high-quality, competitively priced disinfectant products.

LiKang Disinfectant's revenues associated with third parties increased $976,684, or approximately 85%, while revenues associated with related parties decreased $421,061, or approximately 77%. LiKang Disinfectant generated revenues to third parties of $2,122,685 for the three months in fiscal 2008 as compared to $1,146,001 for the same period of fiscal 2007; LiKang International generated revenues from third parties of $2,481,432 for the first three months in fiscal 2008 as compared to $1,149,949 for the comparable period in fiscal 2007.

Of the $128,821 of revenues derived from related parties during the three months ended March 31, 2008, $114,210, or approximately 89%, was from ZhongYou compared to $549,882 for the same period of fiscal 2007, decrease of $421,061, or approximately 327%, from the same period in fiscal 2007.

While the revenue associated with third parties increased $2,308,167, or approximately 101% for the three months ended March 31, 2008 from the comparable period in fiscal 2007, which included an increase of $1,331,483 attributed to LiKang international and an increase of $976,684 attributed to LiKang Disinfectant.

COST OF REVENUES

Cost of revenues includes raw materials and manufacturing costs, which includes labor, rent and an allocated portion of overhead expenses such as utilities directly related to product production. For the three months ended March 31, 2008, cost of revenues amounted to $3,502,958 or approximately 74% of net revenues as compared to cost of revenues of $1,853,120 or approximately 65% of net revenues for the same period in fiscal 2007. The increase of the percentage is mainly due to the high percentage from the LiKang International.

For the three months ended March 31, 2008, cost of revenues for LiKang Disinfectant was $1,127,798, or approximately 50% of net revenues generated from LiKang Disinfectant, as compared to $917,004 or approximately 54% of net revenues for the three months ended March 31, 2007. Historically, LiKang Disinfectant's cost of sales is comprised of approximately 65% for raw material costs and approximately 35% for manufacturing costs. The increase in cost of revenues for the three months ended March 31, 2008 as compared to the period ended March 31, 2007 is attributable, partially, to price increases of raw materials during the three months ended March 31, 2008. We also experienced an increase in overhead costs, including utilities and rent during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. We absorbed the majority of these increased costs in order to increase our market share in the disinfectant industry. We purchase raw materials from several primary suppliers and we have purchase contracts with these suppliers in an effort to ensure a steady supply of raw materials. We also purchase raw materials and finished product from Meirui, a related party.

For the three months ended March 31, 2008, cost of sales related to LiKang International was $2,375,160, or approximately 95% of revenues. The business of LiKang International mainly includes export of medical equipment, mechanical equipment and chemical products. Since 2007, the Chinese government canceled its tax reimbursement policy for many products that had been in place in 2006. In addition, the foreign currency exchange rate between USD and RMB has declined overall since 2007, dropping approximately 4% from 7.31 on January 1, 2008 to 7.02 on March 31, 2008.

GROSS PROFIT

Gross profit for the three months ended March 31, 2008 was $1,229,980, or approximately 26% of net revenues, as compared to $992,712, or approximately 35% of revenues, for the three months ended March 31, 2007.

OPERATING EXPENSES

Total operating expenses for the three months ended March 31, 2008 were $806,240, an increase of $289,283, or approximately 56%, from total operating expenses for the three months ended March 31, 2007 of $516,957. This increase included the following.

Selling Expenses

For the three months ended March 31, 2008, selling expenses were $328,428 as compared to $266,785 for the same period in 2007, an increase of $61,643, or approximate 23%.

Primarily items included in selling expenses during the first quarter of fiscal 2008, were expenses of $291,724 attributable to LiKang Disinfectant, an increase of $95,433, or approximately 49% from $196,291 for the first quarter of fiscal 2007, and expenses of $36,704 attributable to LiKang International, a decrease of $42,790, or approximately 54%, from $79,494 for the first quarter of fiscal 2007.

For the three months ended March 31, 2008, the increase in selling expenses from LiKang Disinfectant is primarily attributable to increases in meals and entertainment of $32,177, salaries, wages and staff benefits directly related to the sales efforts of $15,195, repair & maintenance expenses of $28,996, travel expense of $26,441 and conference expense of $14,755 which were offset by decreases in office expenses which includes telephone expense of $14,912 directly tied to sales efforts and shipping and freight of $1,247.

General and Administrative Expenses

For the three months ended March 31, 2008, general and administrative expenses were $477,812 as compared to $250,172 for the same period in 2007, an increase of $227,640, or approximate 91%.

Primarily items included in general and administrative during the first quarter of fiscal 2008 were expenses of $395,776 attributable to LiKang Disinfectant, and increase of $208,835, or approximately 112%, from $186,941 for the first quarter of fiscal 2007, and expenses of $21,446 attributable to LiKang International, an increase of $9,505, or approximately 79%, from $11,941 for the first quarter of 2007.

We incurred non-cash consulting fees during the three months ended March 31, 2008 of $20,168 as compared to $78,208 for the three months ended March 31, 2007, a decrease of $58,040 or approximately 74%. Non-cash consulting fees represents the amortization of fees to consultants under agreements entered into during the three month period ended March 31, 2008, which we pay in shares of our common stock.

OTHER INCOME (EXPENSE)

For the three months ended March 31, 2008 total other expenses amounted to $18,789 as compared to other income $105,393 for the three months ended March 31, 2007. This other income is primarily the result of a decrease of $120,362, or approximately 100% in other income, an increase of $484, or approximately 44% in interest income and an increase of $3,779, or approximately 32% in interest expense. We also recorded interest expense of $4,822. This interest expense reflects interest due to Ecolab with the loan of $400,000.

MINORITY INTEREST

For the three months ended March 31, 2008, we reported a minority interest expense of $30,535 as compared to $41,162 for the three months ended March 31, 2007. The minority interest expense is attributable to LiKang Disinfectant’s minority shareholder, and had the effect of reducing our net income. However, on March 25, 2008, our wholly-owned subsidiary Linkwell Tech complete the Disinfectant Stock Purchase Agreement and acquired the remaining 10% equity interest of LiKang Disinfectant from Shanhai. Now the Company owns 100% equity interest in LiKang Disinfectant.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying financial statements, our working capital increased $191,625 or approximately 3% from $5,563,984 on December 31, 2007 to $5,755,609 on March 31 2008. With the expansion of our businesses, we anticipate a strong demand on our capital resource in the near future. In addition to our working capital on hand, we intend to obtain required capital through a combination of bank loans and the sale of our equity securities. Although there are no commitments or agreements on the part of anyone at this time to provide us with additional bank financing or purchase of securities, we are optimistic to obtain additional capital resources to fund our business expansions.

We currently have no material commitments for capital expenditures. At March 31, 2008, we had approximately $1,133,102 in short term loans which will mature before December 31, 2008. Other than our working capital and loans, we presently have no other alternative capital resources available to us. We plan to build additional product lines and upgrade our manufacturing facilities, in order to expand our production capacity and improve the quality of our products. Based on our preliminary estimates, upgrades and expansion will require additional capital of approximate $1 million.

We need to raise additional capital resources to meet the demands described above. We may raise additional capital through the sale of equity securities. There can be no assurances that any additional debt or equity financing will be available to us on acceptable terms, if at all. The inability to obtain debt or equity financing could have a material adverse effect on our operating results, and as a result we could be required to cease or significantly reduce our operations, seek a merger partner or sell additional securities on terms that may be disadvantageous to shareholders.

NET CASH FROM OPERATING ACTIVITES

Net cash used in operating activities for the three months ended March 31, 2008 was $100,734 as compared to net cash used in operating activities of $373,799 for the same period ended March 31, 2007, a decrease of $273,065 or approximately 73%. For the three months ended March 31, 2008, we used cash to fund a net decrease in accounts receivable of $464,944, including a decrease of $290,183 in accounts receivables from related parties, an increase of $203,664 in inventories, an increase in advance from customers of $529,526 and a decrease of $226,656 in other receivables. These increases were offset by our net income, a decrease of $125,042 in prepaid expenses and other current assets and an increase of $534,331 in accounts payable, accrued expenses and other payables and increase of $27,328 in taxes payable.

NET CASH FROM INVESTING ACTIVITIES

Net cash used in investing activities for the three months ended March 31, 2008 was $560,948 as compared to net cash used in investing activities of $649,300 for the same period in 2007, a decrease of $88,352 or approximately 14%. This change is attributable to an increase of $117,008 due from related parties, an increase of $395,800 in cash paid in acquisition and an increase of $48,140 in purchases of property, plant and equipment.

NET CASH FROM FINANCING ACTIVITIES:

Net cash provided by financing activities was $530,491 for the three months ended March 31, 2008, as compared to net cash provided by financing activities of $124,311 for the three months ended March 31, 2007, an increase of $406,180 or approximately 327%. The increased cash flow from financing activities is chiefly resulted from an  increase of proceeds from loans payable of $404,822 and an increase of repayment of loans from related parties of $125,669.

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

STOCK- BASED COMPENSATION

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31 2008, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer who also serves as our principal financial and accounting officer, to allow timely decisions regarding required disclosure.

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

All of our employees and accounting staff are located in the PRC and we do not presently have a chief financial officer, comptroller or similarly titled senior financial officer who is bilingual and experienced in the application of U.S. GAAP. Currently, we are searching for an appropriate candidate who can fill such a position; however, we are unable to predict when such a person will be hired. We have also begun providing additional training to our accounting staff in the application of U.S. GAAP. As a result of these matters, our management believes that a deficiency in our internal controls continues to exist. Based upon historical accounting errors and lack of a chief financial officer and sufficient trained accounting staff, our management has determined that there is a deficiency in our internal controls over financial reporting and that our disclosure controls and procedures were ineffective at March 31, 2008. Until we expand our staff to include a bilingual senior financial officer who has the requisite experience necessary, as well as supplement the accounting knowledge of our staff, it is likely that we will continue to have material weaknesses in our disclosure controls.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 22, 2008, our Board of Directors approved and adopted an amendment to our Equity Compensation Plan,subject to shareholder approval. On January 22, 2008, stockholders owning approximately 54% of the outstanding shares of our common stock approved the amendment to the Equity Compensation Plan by action taken by written consent without a meeting in accordance with the Florida Business Corporation Act. 39,510,060 shares of our common stock voted in favor of the amendment to the Equity Compensation Plan. As the action was taken by written consent of shareholders without a meeting, there were no votes against the amendment and no votes were withheld.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment to Articles of Incorporation (2)

3.3	Articles of Amendment to Articles of Incorporation (3)

3.4	Articles of Amendment to Articles of Incorporation (4)

3.5	Articles of Amendment to the Articles of Incorporation (5)

3.6	Bylaws (1)

3.7	Articles of Amendment to the Articles of Incorporation (6)

10.1	Amendment No.1 to Linkwell Corporation Equity Compensation Plan dated February 28, 2008 (9)

10.2	Amendment to Stock Purchase Agreement, dated March 25, 2008 by and among the Company, Linkwell Tech, Xuelian Bian and Likang Pharmaceutical (7)

10.3	Amendment to Stock Purchase Agreement, dated March 25, 2008, by and among the Company, Linkwell Tech and Shanghai Shanhai (7)

10.4	Stock Purchase Agreement dated February 15, 2008, among Linkwell Corporation, Linkwell Tech Group, Inc., and Ecolab Inc. (8)

31.1	Section 302 Certificate of Chief Executive Officer *

31.2	Section 302 Certificate of principal financial and accounting officer *

32.1	Section 906 Certificate of Chief Executive Officer *

* filed herewith

(1) Incorporated by reference to the Report on Form 8-K as filed on December 8, 1999.

(2) Incorporated by reference to the Report on Form 8-K as filed on December 27, 2001.

(3) Incorporated by reference to the annual report on Form 10-KSB for the fiscal year ended December 31, 2002.

(4) Incorporated by reference to the Report on Form 8-K as filed on March 17, 2005.

(5) Incorporated by reference to the Report on Form 8-K as filed on August 22, 2006.

(6) Incorporated by reference to the Report on Form 8-K as filed on September 15, 2006.

(7) Incorporated by reference to the Form 8-K/A as filed on March 28, 2008.

(8) Incorporated by reference to the by reference to the annual report on Form 10-KSB for the year ended December 31, 2007.

LINKWELL CORPORATION

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Linkwell Corporation

Date: May 15, 2008	By:	/s/ Xuelian Bian
Xuelian Bian,
Chief Executive Officer
President and Principal
Executive Officer