Form 10-Q
period 2008-06-30
Linkwell CORP
filed 2008-08-26
CIK 1042463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report ended June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 23, 2008 there were 76,005,475 shares of common stock issued and outstanding.

LINKWELL CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2008

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the risk of doing business in the People's Republic of China, or the PRC, our ability to implement our strategic initiatives, our access to sufficient capital, the effective integration of our subsidiaries in the PRC into a U.S. public company structure, economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

When used in this quarterly report, the terms:

“Linkwell”, the “Company”, “we” and “us” refers to Linkwell Corporation, a Florida corporation, our subsidiaries,

“Linkwell Tech” refers to our formerly wholly-owned subsidiary Linkwell Tech Group, Inc., a Florida corporation, now 90% owned after May 31, 2008,

“LiKang Disinfectant” refers to Shanghai LiKang Disinfectant High-Tech Company, Limited,
a wholly-owned subsidiary of Linkwell Tech, and

“LiKang International” refers to Shanghai LiKang International Trade Co., Ltd., formerly a wholly owned subsidiary of Likang Disinfectant that was sold to Linkwell International Trading Co., Limited on May 31, 2008.

We also use the following terms when referring to certain related parties:

“Shanhai” refers to Shanghai Shanhai Group,
a Chinese company which was formerly the minority owner of LiKang Disinfectant,

“Meirui” refers to Shanghai LiKang Meirui Pharmaceuticals High-Tech Co., Ltd.,
a company of which Shanhai is a majority shareholder,

“ZhongYou” refers to Shanghai ZhongYou Pharmaceutical High-Tech Co., Ltd.,
a company owned by Shanghai Jiuqing Pharmaceuticals Company, Ltd., whose 100% owner is Shanghai Ajiao Shiye Co. Ltd. Our officer Xuelian Bia is a 60% shareholder of Shanghai Ajiao Shiye Co. Ltd.

“Biological” refers to Shanghai LiKang Biological High-Tech Co., Ltd., a company owned by our officers Xuelian Bian (60%) and ZhongYou (40%).

The information which appears on our web site at www.linkwell.us is not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,268,341	$782,727
Accounts receivable (net of allowance for doubtful accounts of $515,862 and $460,175 at June 30, 2008 and December 31, 2007 respectively)	3,643,887	2,759,745
Accounts receivable-related parties (net of allowance for doubtful accounts of $328,189 and $221,359 at June 30, 2008 and December 31, 2007 respectively)	2,944,667	1,992,233
Other receivable	258,679	270,910
Inventories (net of reserve for obsolete inventory of $144,660 and $136,287 at June 30, 2008 and December 31, 2007 respectively)	1,793,918	824,653
Prepaid expenses and other current assets	549,371	(17,105)
Due from related parties	1,061,134	946,591

Total Current Assets	11,519,997	7,559,754

ASSETS- PENDING SALE	-	209,117
PROPERTY AND EQUIPMENT - Net	741,989	747,253

Total Assets	$12,261,986	$8,516,125

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Loans payable	$742,164	$699,210
Accounts payable and accrued expenses	1,599,509	1,209,228
Taxes payable	147,430	92,933
Other payable	76,484	174,705
Due to related parties	278,515	16,581
Advances from customers	201,929	24,644
Total Current Liabilities	3,046,031	2,217,301

Derivative Liability	383,227	-

MINORITY INTEREST	2,016,773	527,244

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

	June 30, 2008	December 31, 2007
	(Unaudited)
STOCKHOLDERS' EQUITY:
Preferred stock (No Par Value; 10,000,000 Shares Authorized; No shares issued and outstanding)	-	-
Common Stock ($0.0005 Par Value; 150,000,000 Shares Authorized; 75,936,675 and 73,731,675 shares issued and outstanding at June 30, 2008 and December 31, 2007 respectively)	37,969	36,866
Common stock issuable	773	11
Additional paid-in capital	6,474,275	5,724,363
Accumulated deficit	(270,124)	(510,921)
Deferred compensation	(420,972)	(51,389)
Other comprehensive gain - foreign currency	994,034	572,650

Total Stockholders' Equity	6,815,955	5,771,580

Total Liabilities and Stockholders' Equity	$12,261,986	$8,516,125

See notes to unaudited consolidated financial statements

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

NET REVENUES
Non-affiliated companies	$1,879,690	$1,442,835	$3,710,946	$2,588,836

Affiliated companies	631,919	485,692	1,052,169	1,035,574

Total Net Revenues	2,511,609	1,928,527	4,763,115	3,624,410

COST OF SALES	1,256,934	993,418	2,384,732	1,910,422

GROSS PROFIT	1,254,675	935,109	2,378,383	1,713,988

OPERATING EXPENSES:

Selling expenses	254,977	271,742	546,701	468,033

General and administrative	464,503	313,526	920,869	551,924

Total Operating Expenses	719,480	585,268	1,467,570	1,019,957

INCOME FROM OPERATIONS	535,195	349,841	910,813	694,031

OTHER INCOME (EXPENSE):

Other income (expense)	(384,754)	(2,479)	(384,602)	118,038

Interest income	1,597	717	2,310	1,810

Interest expense - related party	(6,619)	(4,343)	(11,441)	(8,640)

Interest expense	(15,595)	(11,168)	(31,006)	(23,085)

Total Other Income (Expense)	(405,371)	(17,273)	(424,739)	88,123

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Continued)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

INCOME BEFORE DISCONTINUED OPERATIONS, INCOME TAX AND MINORITY INTEREST	129,824	332,568	486,074	782,154

DISCONTINUED OPERATIONS (Note 7):
Gain from discontinued operation (including gain on disposal of $43,123 at June 30, 2008)	25,905	69,793	74,606	157,940

Gain from discontinued operations	25,905	69,793	74,606	157,940

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	155,729	402,361	560,680	940,094

INCOME TAXES	(100,189)	-	(146,298)	-

INCOME BEFORE MINORITY INTEREST	55,540	402,361	414,382	940,094

MINORITY INTEREST	(16,774)	(51,175)	(47,309)	(92,337)

NET INCOME	$38,766	$351,186	$367,073	$847,757

BASIC AND DILUTED INCOME PER COMMON SHARE:
Basic	$0.00	$0.00	$0.00	$0.01
Diluted	$0.00	$0.00	$0.00	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	73,973,342	73,081,675	73,869,051	72,835,810

Diluted	76,268,185	75,179,150	75,109,226	74,933,286

See notes to unaudited consolidated financial statements

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$292,467	$689,817
Income from discontinued operations	74,606	157,940
Net income	367,073	847,757

Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
Depreciation	60,612	20,981
Minority interest	47,309	92,337
Allowance for doubtful accounts	55,687	(61,635)
Allowance for doubtful accounts-related party	106,830	(87,937)
Gain on discontinued operation	(74,606)	(157,940)
Stock-based compensation	77,193	156,416
Changes in assets and liabilities:
Accounts receivable	(648,784)	(886,238)
Accounts receivable - related party	(1,059,264)	(901,808)
Other receivable	12,231	(166,442)
Inventories	(969,265)	(95,871)
Prepaid and other current assets	(566,476)	29,322
Derivative Liability	383,227	-
Accounts payable and accrued expenses	292,061	23,616
Tax payable	54,497	(228)
Advances from customers	177,285	(92,368)

NET CASH USED IN OPERATING ACTIVITIES	(1,684,390)	(1,280,038)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of short-term loan receivable	-	48,609
Increase in due from related parties	(114,542)	(747,561)
Purchase of property, plant and equipment	(78,897)	(17,781)
Cash paid in acquisition	(399,057)	-
Purchase of intangible assets	-	(34,668)

NET CASH USED IN INVESTING ACTIVITIES	(592,496)	(751,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Linkwell Tech shares	2,000,000	-
Proceed from due to related party	261,934	514,165
Proceeds from warrants exercised	20,000	321,332

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	For the Six Months
	Ended June 30,
	2008	2007

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,281,934	835,497

EFFECT OF EXCHANGE RATE ON CASH	480,566	131,227

NET INCREASE (DECREASE)s IN CASH	485,614	(1,064,715)

CASH - beginning of period	782,727	1,396,272

CASH - end of period	$1,268,341	$331,557

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$42,447	$16,213
Income taxes	$46,662	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for 10% shares of Likang Disinfectant	$285,000	$-

See notes to unaudited consolidated financial statements

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

Linkwell Tech was founded on June 22, 2004, as a Florida corporation. On June 30, 2004, Linkwell Tech acquired 90% of Shanghai LiKang Disinfectant High-Tech Company, Ltd. (“LiKang Disinfectant”) through a stock exchange. The transaction on which Linkwell Tech acquired its 90% interest in LiKang Disinfectant resulted in the formation of a U.S. holding company by the shareholders of LiKang as it did not result in a change in the underlying ownership interest of LiKang Disinfectant. LiKang Disinfectant is a science and technology enterprise founded in 1988. LiKang Disinfectant is involved in the development, production, marketing and sale, and distribution of disinfectant health care products.

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
June 30, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On April 6, 2007, our wholly-owned subsidiary, Linkwell Tech, entered into two material stock purchase agreements. In one agreement, Linkwell Tech was to acquire 100% equity interest in Shanghai LiKang Biological (“Biological”), in a related party transaction with Xuelian Bian, Wei Guan, and ZhongYou (the “Biological Stock Purchase Agreement”). Mr. Bian is Linkwell Corporation's Chief Executive Officer, President and Chairman of the Board and Wei Guan is Linkwell Corporation's Vice President, Secretary and Director. Mr. Bian and Mr. Guan own 90% and 10% of ZhongYou, which was formerly Likang Pharmaceuticals, respectively. Mr. Bian and ZhongYou owned 60% and 40% of LiKang Biological, respectively. Pursuant to the terms of the Biological Stock Purchase Agreement, Mr. Bian and ZhongYou, were to receive 1,000,000 shares of Linkwell Corporation restricted common stock. In the other agreement, Linkwell Tech, which already owned a 90% equity interest in Shanghai LiKang Disinfectant, was to purchase the remaining 10% equity interest of LiKang Disinfectant from Shanghai Shanhai Group, a non-affiliated Chinese entity (the “Disinfectant Stock Purchase Agreement”). Pursuant to the terms of the Disinfectant Stock Purchase Agreement, Shanghai Shanhai Group was to receive 3,000,000 shares of Linkwell Corporation restricted common stock.

Due to restrictions under PRC law that prohibited the form of consideration then contemplated by the Biological Stock Purchase Agreement and the Disinfectant Stock Purchase Agreement, neither of the respective transactions contemplated by those agreements closed in 2007. As a result, on March 25, 2008, the parties agreed to enter into an amendment to the Biological Stock Purchase Agreement (“Biological Amendment”) and an amendment to the Disinfectant Stock Purchase Agreement (“Disinfectant Amendment”) in an effort to complete the stock purchase transactions under those agreements. Pursuant to the terms of the Biological Amendment, the only material change to the Biological Stock Purchase Agreement relates to the consideration paid by Linkwell Tech to Xuelian Bian and ZhongYou, which was changed from 1,000,000 shares of the Company’s common stock (“Common Stock”) to $200,000 and 500,000 shares of common stock. Pursuant to the terms of the Disinfectant Amendment, the only material change to the Disinfectant Stock Purchase Agreement relates to the consideration paid by Linkwell Tech to Shanghai Shanhai Group for the remaining 10% equity interest, which was changed from 3,000,000 shares of Common Stock, to $380,000 in cash and 1,500,000 shares of Common Stock. Due to the fluctuation of exchange rate, consideration was changed to $399,057 in cash and 1,500,000 shares of common stock and the other terms of the Disinfectant Stock Purchase Agreement remain in full force and effect.

Linkwell Tech paid $395,800 to Shanghai Shanhai Group (“Shanhai”) on February 21, 2008 and paid $3,257 on April 18, 2008. 1,500,000 shares were expected to be issued before the end of May, 2008, however, because of pending issues between Linkwell and Shanhai, the shares issuance has been delayed. Nevertheless, the Company intends to issue the 1,500,000 shares to Shanhai before the end of September, 2008. The Company valued the acquisition using the fair value of common shares at $0.19 per share and recorded investment of $285,000. Including the cash payment of $399,057, the total investment for acquiring 10% equity interest in LiKang Disinfectant was $684,057. The cumulative minority interest of 10% equity interest in LiKang Disinfectant at March 25, 2008, was approximately $557,779. The difference between the total investment and the accumulative minority interest of $126,278 was deducted from retained earnings as dividends to the 10% minority shareholder, Shanhai.

As a result of the closing of the Disinfectant Stock Purchase Agreement, as amended, as of March 25, 2008, our wholly-owned subsidiary Linkwell Tech owns 100% of the equity interest in LiKang Disinfectant. The Biological Stock Purchase Agreement is pending and requires further approval from the Ministry of Commerce, the People’s Republic of China. Due to the time consuming and complicated nature of the approval procedure, the parties agreed to enter into another amendment to the Biological Stock Purchase Agreement in order to complete the purchase transactions timely and properly. Pursuant to the terms of the Biological Amendment, the only material change to the Biological Stock Purchase Agreement relates to the purchaser, which was changed from Linkwell Tech to Likang Disinfectant. Approval from Ministry of Commerce, the People’s Republic of China will not be necessary if LiKang Disinfectant acquires 100% of the equity interest in Shanghai LiKang Biological. This transaction was expected to close before the end of June 2008, but because of the complicated nature of the approval procedure, this transaction was delayed and is expected to close before the end of September 2008.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On February 15, 2008, we entered into a stock purchase agreement with Ecolab Inc., a Delaware corporation (“Ecolab”), pursuant to which Ecolab agreed to purchase 888,889 of shares of Linkwell Tech, or 10% of the issued and outstanding capital stock of Linkwell Tech, for $2,000,000. On March 28, 2008 and June 4, 2008, Linkwell Tech received $200,000 and $1,388,559 respectively from Ecolab. Linkwell Tech received the entire investment of $2,000,000 from Ecolab, including the $400,000 loan that Ecolab released to Linkwell Tech and accrued interest of $11,441. On May 31, 2008, the Company, Linkwell Tech and Ecolab entered into a Linkwell Tech Group Inc. Stockholders Agreement (“Stockholders Agreement”), whereby both the Company and Ecolab are subject to, and benefit from, certain pre-emptive rights, transfer restrictions and take along rights relating to the shares of Linkwell Tech that the Company and Ecolab each hold. From that day, the loan from Ecolab of $400,000 and accrued interest of $11,441 became investment and need not to be paid back.

On May 31, 2008, Likang Disinfectant entered into a stock purchase agreement under which it sold 100% of the capital stock of its wholly-owned subsidiary, Likang International to Linkwell International Trading Co., Ltd, a company registered in Hong Kong which is 100% owned by Mr. Wei Guan, the Company’s Vice President, Secretary and Director. Pursuant to the terms of the agreement, Likang Disinfectant will receive  $282,885 (RMB 2,000,000) once the agreement is approved by the Ministry of Commerce, the People’s Republic of China.

BASIS OF PRESENTATION

Certain reclassifications have been made to the prior year to conform to current year presentation. The unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The unaudited consolidated financial statements of the Company include the accounts of its 90% owned subsidiaries, Linkwell Tech, and LiKang Disinfectant. All significant inter-company balances and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in the three and six month period ended June 30, 2008 and 2007 include the allowance for doubtful accounts, stock-based compensation, the useful life of property and equipment, the inventory reserve and option value.

FAIR VAULE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the unaudited consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, advances from customers, loans payable and amounts due from or to related parties approximate their fair market value based on the short-term maturity of these instruments.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2008 and December 31, 2007, the Company had established, based on a review of its third party accounts receivable outstanding balances, allowances for doubtful accounts in the amounts of $515,862 and $460,175 respectively. At June 30, 2008 and December 31, 2007, the Company had established, based on a review of its related party accounts receivable outstanding balances, allowances for doubtful accounts in the amounts of $328,189 and $221,359 respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. The valuation of inventory requires the Company to estimate obsolete or excess inventory based on analysis of future demand for our products. Due to the nature of the Company’s business and our target market, levels of inventory in the distribution channel, changes in demand due to price changes from competitors and introduction of new products are not significant factors when estimating the Company’s excess or obsolete inventory. If inventory costs exceed expected market value due to obsolescence or lack of demand, inventory write-downs may be recorded as deemed necessary by management for the difference between the cost and the market value in the period that impairment is first recognized. As of June 30, 2008 and December 31, 2007, the reserve for obsolete inventory of $144,660 and $136,287.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, which are from five to twenty (20) years. The cost of repairs and maintenance are expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the six months ended June 30, 2008 and 2007.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVANCES FROM CUSTOMERS

As of June 30, 2008 and December 31, 2007, advances from customers were $201,929 and $24,644 respectively, which consisted of prepayments from third party customers to the Company for merchandise that had not yet been shipped by the company. The Company will recognize the prepayments as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

DISCONTINUED OPERATIONS

The Company records discontinued operations if both of the following conditions are met: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and (b) the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. In a period in which a component of the Company either has been disposed of or is classified as held for sale, the income statement of the Company for current and prior periods shall report the results of operations of the component, including any gain or loss recognized in accordance with “Disposal of Long-Lived Assets,” in discontinued operations. The results of operations of a component classified as held for sale shall be reported in discontinued operations in the period(s) in which they occur. The results of discontinued operations, less applicable income taxes (benefit), shall be reported as a separate component of income before extraordinary items and the cumulative effect of accounting changes (if applicable).

On May 31, 2008, Likang Disinfectant entered into an stock sale agreement under which it sold 100% shares of its wholly-owned subsidiary, Likang International to Linkwell International Trading Co., Ltd, a company registered in Hong Kong. For the period before May 31, 2008, the income statement of the Company reported the results of operations of Likang international as discontinued operations.

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

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’ outstanding warrants as of June 30, 2008 and December 31, 2007 include the following:

	June 30,	December 31,
	2008	2007

Warrants	33,573,795	33,921,545

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

Prior to October 1, 2006, LiKang International followed the guidance of EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an agent.” LiKang International recorded the net revenue when the supplier is the primary obligor in the arrangement. Since October 1, 2006, LiKang International has become the primarily obligor for providing products to its customers and takes ownership of its inventory. Accordingly, effective October 1, 2006, LiKang International records gross revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determined, and collectibility is reasonable assured.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the U.S. and in China. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally wide distribution of our products and shorter payment terms than customary in the PRC. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. For the six months ended June 30, 2008 and 2007, sales to related parties accounted for 22% and 29% of net revenues, respectively.

COMPREHENSIVE INCOME

The Company uses Statement of Financial Accounting Standards No.130 (“SFAS 130”) “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $117,128 and $10,754 for the six months ended June 30, 2008 and 2007, respectively.

ADVERTISING

Advertising is expensed as incurred and included in selling expenses. For the six months ended June 30, 2008 and 2007, advertising expenses amounted to $1,703 and $47,491, respectively.

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
June 30, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary is Renminbi, the local currency, or sometimes referred to as the Chinese Yuan (“RMB”). The financial statements of the subsidiary are translated into United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The effect of exchange rate changes on cash for the six months ended June 30, 2008 and 2007 was $480,566 and $119,986, respectively. On June 30, 2008 and December 31, 2007, the exchange rate was 6.87 and 7.00, respectively.

RESEARCH AND DEVELOPMENT COST

Research and development costs are expensed as incurred. These costs primarily consist of cost of materials used and salaries paid for the development department of the Company and fees paid to third parties. Research and development costs for the six months ended June 30, 2008 and 2007 were approximately $17,462 and $8,006, respectively.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial Statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the unaudited consolidated financial statements upon adoption.

NOTE 2 – INVENTORIES

A summary of inventories by major category as of June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
	2008 (Unaudited)	2007
Raw materials	$1,075,746	$420,797
Consumable	1,676	-
Work-in-process	52,724	31,012
Finished goods	808,432	509,131
	1,938,578	960,940
Less: Reserve for obsolescence	(144,660)	(136,287)
Net inventories	$1,793,918	$824,653

The increase of reserve for obsolescence for the quarterly period ended June 30, 2008 was generated from fluctuation of the exchange rate.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

NOTE 3 – PROPERTY AND EQUIPMENT

At June 30, 2008 and December 31, 2007, property and equipment consisted of the following:

	Estimated
	Useful Life	June 30,	December 31,
	(In years)	2008	2007

Office equipment and furniture	3-7	$154,497	$140,240
Autos and trucks	5	166,835	157,179
Manufacturing equipment	2-10	284,750	263,021
Building	5-20	574,585	541,330
		1,180,667	1,101,770
Less: Accumulated depreciation		(438,678)	(354,517)
Property and equipment, net		$741,989	$747,253

For the six months ended June 30, 2008 and 2007, depreciation expenses amounted to $60,612 and $20,981, respectively.

NOTE 4 – LOANS PAYABLE

Loans payable consisted of the following at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
Loans from De Chang Credit Union due on June 18, 2009 and June 2, 2008 with interest rate at and 7.74% and 7.88% per annum. Guaranteed by Shanhai (RMB 2,600,000)	$378,358	$356,460

Loans from De Chang Credit Union due on December 10, 2008 with interest rate 7.29% per annum. Guaranteed by Shanhai and Mr. Bian, Chairman of the Company (RMB 2,500,000)	363,806	342,750

	$742,164	$699,210

On February 5, 2008, the Company entered into a Promissory Note whereby Ecolab Inc., a Delaware corporation, agreed to lend the Company $400,000. This short-term loan was due on April 5, 2008 with an interest rate of 8% per annum. On April 14, 2008, the Company and Ecolab Inc. agreed to extend the maturity date of this loan from April 5, 2008 to June 5, 2008 with the same interest rate.

On February 15, 2008, we entered into a stock purchase agreement with Ecolab Inc., a Delaware corporation (“Ecolab”), pursuant to which Ecolab agreed to purchase 888,889 of shares of Linkwell Tech, or 10% of the issued and outstanding capital stock of Linkwell Tech, for $2,000,000. Among which, $400,000 was paid to Linkwell Tech on February as short-term loan that described above. On May 31, 2008, the Company, Linkwell Tech and Ecolab signed “Stockholders Agreement” and Ecolab owns 10% of Linkwell Tech from that day. As a result, short-term loan become investment from Ecolab. Deducting the interests of short-time loan of $400,000, which is $11,441, as of June 30, 2008, Linkwell received the rest of the investment amount of $1,588,559 from Ecolab.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

NOTE 5 – RELATED PARTY TRANSACTIONS

Linkwell Tech's 90% owned subsidiary, LiKang Disinfectant, is engaged in business activities with five related parties: Shanghai LiKang Meirui Pharmaceuticals High-Tech Company, Ltd. (“Meirui”), Shanghai ZhongYou Pharmaceutical High-Tech Co., Ltd., (“ZhongYou”), Shanghai LiKang Biological High-Tech Co., Ltd. (“Biological”), Shanghai Jiuqing Pharmaceuticals Company, Ltd (“Shanghai Jiuqing”) and Linkwell International Trading Co., Ltd (“Linkwell Trading ”).

Meirui, a company of which prior to the consummation of the Disinfectant Stock Purchase Agreement, Shanghai Shanhai Group, LiKang Disinfectant's minority shareholder, owned 68%, provides certain contract manufacturing of two products for LiKang Disinfectant. Specifically, Meirui provides LiKang Disinfectant with ozone producing equipment and ultraviolet radiation lamp lights. In addition, under the terms of a two year agreement entered into in January 2005, Meirui produces the Lvshaxing Air Disinfectant Machine and LiKang Surgery hand-washing table for LiKang Disinfectant. For the six months ended June 30, 2008 and 2007, the Company recorded net revenues of $27,607 and $14,667 to Meirui, respectively. As of June 30, 2008 and December 31, 2007, Meirui owed LiKang Disinfectant $95,437 and $0. In general, accounts receivable due from Meirui are payable in cash and are due within 4 to 6 months, which approximate normal business terms with independent third parties.

ZhongYou, which was formerly Likang Pharmaceuticals until October 16, 2007, was owned by Xuelian Bian (90%) and Wei Guan (10%). In March 2007, Wei Guan sold his 10% shares to Bing Chen, President of Likang Disinfectant. In August 2007, Xuelian Bian sold his 90% shares to his mother, Xiuyue Xing. In October, 2007, the two new shareholders, Bing Chen (10%) and Xiuyue Xing (90%) sold all of their shares in ZhongYou to Shanghai Jiuqing Pharmaceuticals Company, Ltd., whose 100% owner is Shanghai Ajiao Shiye Co. Ltd. Mr. Bian is a 60% shareholder of Shanghai Ajiao Shiye Co. Ltd. For the six months ended June 30, 2008 and 2007, the Company recorded net revenues of $1,017,679 and $1,020,906 to ZhongYou respectively. At June 30, 2008 and December 31, 2007, accounts receivable from sales to ZhongYou were $2,983,346 and $2,377,812, respectively and accounts payable were $76,911 and 0 respectively. In general, accounts receivable due from ZhongYou are payable in cash and are due within 4 to 6 months, which approximate normal business terms with independent third parties.

Shanghai LiKang Biological High-Tech Company, Ltd. (“Biological”), which is 60% owned by Xuelian Bian, the Company's officer and director, and 40%-owned by ZhongYou sells biological products, cosmetic products and develops technology for third parties. Additionally, the Company sells certain raw materials to Biological employed in its production process. The amount of $829,694 was loaned to Biological from Likang Disinfectant for working capital purpose in 2007, which is reflected on the accompanying balance sheet as due from a related party. The loan was non-interest bearing. At June 30, 2008 and December 31, 2007, the remaining balance of accounts payable due to Biological of $81,604 and $58,347 respectively was recorded in LiKang Disinfectant. In general, accounts payable due to Biological are payable in cash and are due within 4 to 6 months, which approximate normal business terms with unrelated parties.

Shanghai Jiuqing Pharmaceuticals Company, Ltd (“Shanghai Jiuqing”), whose 100% owner is Shanghai Ajiao Shiye Co. Ltd. Mr. Bian is a 60% shareholder of Shanghai Ajiao Shiye Co. Ltd. For the six month ended June 30, 2008, the Company recorded revenue of $6,883 and accounts receivable of $73,947 to Shanghai Jiuqing.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

NOTE 5 – RELATED PARTY TRANSACTIONS (Continued)

On May 31, 2008, Likang Disinfectant entered into a stock purchase agreement under which it sold 100% of the capital stocks of its wholly-owned subsidiary, Likang International to Linkwell International Trading Co., Ltd (“Linkwell trading”), a company registered in Hong Kong. Pursuant to the terms of the agreement, Likang Disinfectant will receive $282,885 (RMB 2,000,000) once the agreement is approved by the Ministry of Commerce, the People’s Republic of China.

As of May 31, 2008, Linkwell Tech owes Likang International $120,000. On May 31, 2008, Likang International was sold to Linkwell Trading, which is 100% owned by Mr. Wei Guan, the Company’s Vice President, Secretary and Director. Linkwell Trading will take all assets and liability of Likang International. So as of June 30, 2008, Likang Tech owes Linkwell Trading $120,000.

NOTE 6 – DERIVATIVE PAYABLE

On February 15, 2008, we entered into a stock purchase agreement with Ecolab Inc., a Delaware corporation (“Ecolab”), pursuant to which Ecolab agreed to purchase and Linkwell Tech agreed to sell 888,889 of its shares, or 10% of the issued and outstanding capital stock of Linkwell Tech, for $2,000,000. On May 31, 2008, the Company, Linkwell Tech and Ecolab entered into a Stockholders Agreement (“Stockholders Agreement”), whereby both the Company and Ecolab are subject to, and benefit from, certain pre-emptive rights, transfer restrictions and take along rights relating to the shares of Linkwell Tech the Company and Ecolab each hold.

Pursuant to the terms of the Stockholders Agreement, Ecolab has an option (“Put Option”) to sell the 888,889 shares (“Shares”) of common stock, par value $0.001, of Linkwell Tech Ecolab purchased under the Stock Purchase Agreement, back to Linkwell Tech in exchange for, as determined by Linkwell Corp., cash in the amount of $2,400,000 or the lesser of (a) 10,000,000 shares of Linkwell Corp. common stock, or (b) such number of shares of Linkwell Corp. common stock as is determined by dividing (i) 3,500,000 by (ii) the average daily closing price of Linkwell Corp. common stock for the twenty days on which Linkwell Corp. shares of common stock were traded on the OTC Bulletin Board prior to the date the Put Option is exercised (“Put Shares”). The Put Option is exercisable during the period between the second and fourth anniversaries of May 30, 2008, or upon the occurrence of certain events including material breach by Linkwell Tech or its subsidiaries, of the Consulting Agreement, Distributor Agreements or Sales Representative Agreement entered into in connection with the Stock Purchase Agreement.

Under the Stockholders Agreement, Ecolab also has a call option (“Call Option”), exercisable if Linkwell Corp. is subject to a change of control transaction, to require Linkwell Corp. to sell to Ecolab all of the equity interests in Linkwell Tech, or any of Linkwell Tech’s subsidiaries, then owned by Linkwell Corp.

The Company recognized maximal expenses of put option and call option described above as $400,000. Deducting the minority interest in June of $16,773, long time liability of derivative payable shown in the unaudited Balance Sheet is $383,227.

NOTE 7 - DISCONTINUED OPERATION

Due to losses and uncertainty about future profitability, on May 31, 2008, Likang Disinfectant entered into a stock purchase agreement pursuant to which it sold 100% of the equity interest of its wholly-owned subsidiary, Likang International to Linkwell International Trading Co., Ltd, a company registered in Hong Kong. Such agreement is currently awaiting approval from the Ministry of Commerce, the People’s Republic of China.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

NOTE 7 - DISCONTINUED OPERATION (Continued)

As of May 31, 2008, the Company has classified the Likang International business as discontinued operation. The initial investment to Likang International was $282,885 (RMB 2,000,000). During the six months ended June 30, 2008, total gain from discontinued operation, including gain from disposal of $43,123 was $74,606. The Company will receive $282,885 (RMB 2,000,000) from Linkwell International Trading Co., Ltd.

NOTE 8 – SHAREHOLDER’S EQUITY

STOCK OPTIONS

Common Stock

In September, 2006, the Company entered into a three-year agreement with a consultant to provide business development and management services. In connection with this agreement, the Company issued 500,000 shares of the Company’s common stock. The Company valued these services using the fair value of common shares on grant date at $0.185 per share and recorded deferred consulting expense of $92,500 to be amortized over the service period. For the six months ended June 30, 2008, amortization of consulting compensation amounted to $15,417.

On November 20, 2007, the Company entered into a one year agreement with Segue Ventures LLC to provide various informal advisory and consulting services, including U.S. business methods and compliance with SEC disclosure requirements. In connection with this agreement, Segue Ventures LLC will receive $4,000 in cash and 16,000 shares of our common stock per month. From November 20, 2007 to June 30, 2008, the Company recorded a total of 116,800 common shares issuable valued at $24,064 as stock-based consulting expense. On February 27, 2008, 70,000 shares of the Company’s common stock were issued to Segue Ventures LLC. The Company valued these 70,000 shares using the fair value of common shares on the contract date at $0.19 per share and recorded consulting expense of $13,300, of which,  $3,938 was allocated to 2007 and $9,362 was allocated to the six months ended June 30, 2008. As of June 30, 2008, 46,800 shares remained unissued and were valued at approximately $10,764 using the average stock price of $0.23 per share.

In March 2008, the Company entered into a two month agreement with SmallCapVoice.Com, Inc. to provide the Company with financial public relations services. In connection with this agreement, the Company will pay $3,500 per month and issue a total of 35,000 shares of the Company’s common stock. On March 11, 2008, the Company issued 35,000 shares to SmallCapVoice.Com, Inc. The Company valued these services using the fair value of common shares on the grant date at $0.19 per share.

On June 27, 2008, Monarch Capital Fund, Ltd. exercised a warrant to purchase 100,000 shares of Common Stock with price of $0.20 per share. The Company received proceeds from these warrant exercises of $20,000 on June 24, 2008.

On May 1, 2008, the Company entered into a two year agreement with China Health Capital Group, Inc. (“CHC”) to provide the Company with financial and investment services. In connection with this agreement, on June 24, 2008, the Company issued 2,000,000 shares of Common Stock valued at $0.21 per share to CHC and recorded $420,000 as deferred compensation. The Company amortized $35,000 as stock-based compensation for the six months ended June 30, 2008.

COMMON STOCK WARRANTS

As described above, 100,000 warrants were exercised on June 27, 2008 at $0.20 per share. 247,750 warrants, with exercise price of $2.50, expired as of June 30, 2008.

The following table summarizes the Company's Common Stock warrants outstanding at June 30, 2008:

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

NOTE 8 – SHAREHOLDER’S EQUITY (CONTINUED)

		Warrants Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted Average
Exercise	Of	Remaining	Exercise
Price	Warrants	Exercise Life	Price
$0.10	540,130	2.00	$0.10
$0.20	17,055,000	2.25	$0.20
$0.30	15,866,665	2.50	$0.30
$0.75-1.00	112,000	0.44	$0.96
	33,573,795

NOTE 9 - FOREIGN OPERATIONS

For the six months ended June 30, 2008 and December 31, 2007, the Company derived all of its revenue from its subsidiaries located in the People's Republic of China. Identifiable assets by geographic areas as of June 30, 2008 and December 31, 2007 are as follows:

	Identifiable Assets
	June 30	December 31,
	2008	2007
United States	$757,460	$39,331
People's Republic of China	11,504,526	8,476,794
Total	$12,261,986	$8,516,125

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

NOTE 10 – SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. For the six months ended June 30, 2008 and 2007, the Company operated in two reportable business segments (1) the sale of commercial disinfectant products; and (2) import and export activities. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Condensed information with respect to these reportable business segments for the six months ended June 30, 2008 and 2007 is as follows:

Six months ended June 30, 2008:

		Corporate
	Disinfectant	And
	Products	Other	Consolidated

Net revenue - Non-affiliated companies	$3,710,946	$-	$3,710,946
Net revenue - Affiliated companies	$1,052,169	$-	$1,052,169
Interest income (expenses)	$(28,916)	$(11,221)	$(40,137)
Depreciation and Amortization	$60,612	$-	$60,612
Net income (loss)	$912,908	$(545,835)	$367,073
Long-lived asset expenditures	$76,976	$-	$76,976
Segment Assets	$11,504,526	$757,460	$12,261,986

Net revenues for the Six months ended June 30, 2008 were $4,763,115. Included in our net revenues for the six months ended June 30, 2008 are $1,052,169 in related party sales and $3,710,946 in sales to independent third parties.

Six months ended June 30, 2007(Pro-forma):

		Corporate
	Disinfectant	And
	Products	Other	Consolidated

Net revenue - Non-affiliated companies	$2,588,836	$-	$2,588,836
Net revenue - Affiliated companies	$1,035,574	$-	$1,035,574
Interest income (expenses)	$(29,915)	$-	$(29,915)
Depreciation and Amortization	$20,981	$-	$20,981
Net income (loss)	$831,034	$16,723	$847,757
Long-lived asset expenditures	$17,309	$-	$17,309
Segment Assets	$7,875,212	$100,000	$7,975,212

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

NOTE 11 – OPERATING RISK

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

NOTE 12 – SUBSEQUENT EVENTS

In 2007, our wholly-owned subsidiary, Linkwell Tech, entered into a stock purchase agreement pursuant to which, Linkwell Tech was to acquire 100% equity interest in Shanghai LiKang Biological High-Tech Company, Limited, a Chinese company. This agreement is pending and requires further approval from the Ministry of Commerce, the People’s Republic of China. Due to the time consuming and complicated nature of the approval procedure, the parties agreed to enter into another amendment to the Biological Stock Purchase Agreement in order to complete the purchase transactions in a timely and proper manner. The only material change to the Biological Stock Purchase Agreement in the Biological Amendment relates to the purchaser, which was changed from Linkwell Tech, to Likang Disinfectant. Approval from the Ministry of Commerce, the People’s Republic of China, will not be necessary if LiKang Disinfectant acquires 100% of the equity interest in Shanghai LiKang Biological. This transaction is expected to close before the end of September 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements. Forward looking statements are identified by words and phrases such as “anticipate”, “intend”, “expect” and words and phrases of similar import. We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements due to risks, uncertainties and assumptions that are difficult to predict, including those set forth in Item 1A below. We encourage you to read those risk factors carefully along with the other information provided in this Report and in our other filings with the SEC before deciding to invest in our stock or to maintain or change your investment. We undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law.

You should read this MD&A in conjunction with the Consolidated Financial Statements and Related Notes in Item 1.

In August 2006, the Company incorporated a new subsidiary, Shanghai LiKang International Trade Co., Ltd. (“LiKang International”). Since its inception, LiKang International has primarily served as an agent for third parties who desire to export goods from China, including computers, computer components, small medical equipment and instruments, meters, scales electromechanical devices. In October 2006, LiKang International expanded its business to include light weight construction materials, textile crafts, furniture, and raw chemical materials.

On May 31, 2008, Likang Disinfectant entered into a stock purchase agreement under which it sold 100% of the capital stock of its wholly-owned subsidiary, Likang International to Linkwell International Trading Co., Ltd, a company registered in Hong Kong. Pursuant to the terms of the agreement, Likang Disinfectant will receive $282,885 (RMB 2,000,000) once the agreement is approved by the Ministry of Commerce, the People’s Republic of China.

OVERVIEW

Since 1988 we have developed, manufactured and distributed disinfectant health care products primarily to the medical industry in China. In the last few years, China has witnessed a variety of public health crises, such as the outbreak of SARS, which demonstrated the need for increased health standards in China. In response, beginning in 2002, the Chinese government has undertaken various initiatives to improve public health and living standards, including continuing efforts to educate the public about the need for proper sanitation procedures and the establishment of production standards for the disinfectant industry in China. As a result of this heightened license and permit system, all disinfectant manufacturers must comply with “qualified disinfection product manufacturing enterprise requirements” established by the Ministry of Public Health. The requirements include standards for hardware, such as facilities and machinery, and software, including the technology to monitor the facilities, as well as the heightened knowledge and capability of the production staff regarding quality control procedures. Following the adoption of the industry standards in 2002, we have been granted thirty-one hygiene licenses by the Ministry of Public Health.

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

Historically, our focus has been on the commercial distribution of our products. Our customers include hospitals, medical suppliers and distribution companies throughout China. We have made efforts to expand our distribution reach to the retail market. We have repackaged certain of our commercial disinfectant products for sale to the consumer market and have commenced upon expanding our customer base to include hotels, schools, supermarkets and pharmacies. By virtue of the Chinese government's continuing focus on educating the Chinese population about the benefits of proper sanitation procedures, we believe that another key to increasing our revenues is the continued expansion of the retail distribution of our products.

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

Our present manufacturing facilities and production capacities are sufficient for the foreseeable future, and we believe that we otherwise have the assets and capital available to us necessary to enable us to increase our revenues in future periods as the market for disinfectant products in China continues to increase. During the remaining six months of 2008, we will continue to focus our efforts on the retail market for our products, as well as expanding our traditional base of commercial customers. In addition, we may also consider the possible acquisition of independent sales networks, which could be used to increase our product distribution capacity and align our company with small, regional companies in the industry.

RESULTS OF OPERATIONS

The table below sets forth the results of operations for the six months ended June 30, 2008 as compared to the same period ended June 30, 2007 accompanied by the change amount and percentage of changes. We used pro forma number for the six month ended June 30, 2007.

	For the Six Months		Change
	Ended June 30,		2008 VS	Variance
	2008	2007	2007	%
	(Unaudited)	(Unaudited)
NET REVENUES
Non-affiliated companies	$3,710,946	$2,588,836	1,122,110	43%
Affiliated companies	1,052,169	1,035,574	16,595	2%
Total Net Revenues	4,763,115	3,624,410	1,138,705	31%

COST OF SALES	2,384,732	1,910,422	474,310	25%

GROSS PROFIT	2,378,383	1,713,988	664,395	39%

OPERATING EXPENSES:
Selling expenses	546,701	468,033	78,668	17%
General and administrative	920,869	551,924	368,945	67%
Total Operating Expenses	1,467,570	1,019,957	447,613	44%
INCOME FROM OPERATIONS	910,813	694,031	216,782	31%

OTHER INCOME (EXPENSE):
Other income (expense)	(384,602)	118,038	(502,640)	(426)%
Interest income	2,310	1,810	500	28%
Interest expense - related party	(11,441)	(8,640)	(2,801)	32%
Interest expense	(31,006)	(23,085)	(7,921)	34%
Total Other Income (expense)	(424,739)	88,123	(512,862)	(582)%

INCOME BEFORE DISCONTINUED OPERATIONS, INCOME TAXES AND MINORITY INTEREST	486,074	782,154	(296,080)	(38)%

DISCONTINUED OPERATIONS:
Gain from discontinued operation (including gain on disposal of $43,123)	74,606	157,940
Gain from discontinued operations	74,606	157,940	(83,334)	(53)%

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	560,680	940,094	(379,414)	(40)%
INCOME TAXES	(146,298)	-	(146,298)	N/A
INCOME BEFORE MINORITY INTEREST	414,382	940,094	(525,712)	(56)%
MINORITY INTEREST	(47,309)	(92,337)	45,028	(49)%
NET INCOME	$367,073	$847,757	(480,684)	(57)%

Other Key Indicators:	Six months ended
	June 30,
(Percent of Net Revenues)	2008	2007	Change

Cost Of Revenues	50%	53%	(3)%
Selling Expenses	11%	13%	(2)%
General and Administrative Expenses	19%	15%	4%
Income From Operations	19%	19%	0%

NET REVENUES

Net revenues for the six months ended June 30, 2008 were $4,763,115 as compared to net revenues of $3,624,410 for the six months ended June 30, 2007, an increase of $1,138,705 or approximately 31%. Of our total net revenues for the six months ended June 30, 2008, $1,052,169 or approximately 22% were attributable to related parties as compared to net revenues of $1,035,574, or approximately 29%, of our total net revenues for the comparable period in fiscal 2007. We believe this increase in demand was due to an increase in our sales staff and customer recognition of our high-quality, competitively priced disinfectant products.

Of the $1,052,169 of revenues derived from related parties during the six months ended June 30, 2008, $1,017,679, or approximately 97%, was from ZhongYou, compared to $1,020,906 for the same period of fiscal 2007, a decrease of $3,227, or approximately 0.3%, from the same period in fiscal 2007.

The revenue associated with third parties increased $1,122,110, or approximately 43% for the six months ended June 30, 2008 from the comparable period in fiscal 2007.

COST OF REVENUES

Cost of revenues includes raw materials and manufacturing costs, which includes labor, rent and an allocated portion of overhead expenses such as utilities directly related to product production. For the six months ended June 30, 2008, cost of revenues amounted to $2,384,732, or approximately 50%, of net revenues as compared to cost of revenues of $1,910,422, or approximately 53%, of net revenues for the same period in fiscal 2007.

100% of the cost of revenues is from Likang Disinfectant. Historically, LiKang Disinfectant's cost of sales is comprised of approximately 65% for raw material costs and approximately 35% for manufacturing costs. The increase in cost of revenues for the six months ended June 30, 2008 as compared to the period ended June 30, 2007 is attributable, partially, to price increases of raw materials during the six months ended June 30, 2008. We also experienced an increase in overhead costs, including utilities and rent during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. We absorbed the majority of these increased costs in order to increase our market share in the disinfectant industry. We purchase raw materials from several primary suppliers and we have purchase contracts with these suppliers in an effort to ensure a steady supply of raw materials. We also purchase raw materials and finished products from Meirui, a related party.

GROSS PROFIT

Gross profit for the six months ended June 30, 2008 was $2,378,383, or approximately 50% of net revenues, as compared to $1,713,988, or approximately 47% of revenues, for the six months ended June 30, 2007.

OPERATING EXPENSES

Total operating expenses for the six months ended June 30, 2008 were $1,467,570, an increase of $447,613, or approximately 44%, from total operating expenses for the six months ended June 30, 2007 of $1,019,957. This increase included the following:

Selling Expenses

For the six months ended June 30, 2008, selling expenses were $546,701 as compared to $468,033 for the same period in 2007, an increase of $78,668, or approximate 17%.

100% and 79% of the selling expenses are attributable to Likang Disinfectant in 2008 and 2007 respectively. For the six months ended June 30, 2008, the increase in selling expenses from LiKang Disinfectant is primarily attributable to increases in meals and entertainment of $21,384, salaries, wages and staff benefits directly related to the sales efforts of $16,012, retail expenses of $10,462, travel expenses of $43,089 and conference expense of $26,261, which were offset by decreases in office expenses which include telephone expenses of $9,348 and sales efforts and testing expenses of $447. There was $100,000 or 21% of the selling expenses are attributable to Linkwell Corporation in 2007.

General and Administrative Expenses

For the six months ended June 30, 2008, general and administrative expenses were $920,869 as compared to $551,924 for the same period in 2007, an increase of $368,945, or approximate 67%.

We incurred non-cash consulting fees during the six months ended June 30, 2008 of $77,193 as compared to $156,416 for the six months ended June 30, 2007, a decrease of $79,224 or approximately 51%. Non-cash consulting fees represent the amortization of fees to consultants under agreements entered into during the six month period ended June 30, 2008, which we pay in shares of our common stock.

OTHER INCOME (EXPENSE)

For the six months ended June 30, 2008, total other expenses amounted to $424,739 as compared to other income of $88,123 for the six months ended June 30, 2007. This other income is primarily the result of an increase of $500, or approximately 28% in interest income and an increase of $10,722, or approximately 34% in interest expense. We recorded interest expense of $11,441 in connection with the promissory note in the amount of $400,000 due to Ecolab (“Ecolab”). The expenses for put option and call option of $383,227 were also included in other expenses.

DISCONTINUED OPERATION

On May 31, 2008, Likang Disinfectant entered into a stock purchase agreement under which it sold 100% of the capital stock of its wholly-owned subsidiary, Likang International to Linkwell International Trading Co., Ltd, a company registered in Hong Kong. Pursuant to the terms of the agreement, Likang Disinfectant will receive $282,885 (RMB 2,000,000) once the agreement is approved by the Ministry of Commerce, the People’s Republic of China.

As of May 31, 2007, the Company had classified Likang International business as a discontinued operation. For the six months ended June 30, 2008, total gain from discontinued operations was $74,606 compared to $157,940 for the same period in 2007.

MINORITY INTEREST

On February 15, 2008, we entered into a stock purchase agreement with Ecolab Inc., a Delaware corporation, pursuant to which Ecolab agreed to purchase and Linkwell Tech agreed to sell 888,889 of its shares, or 10% of the issued and outstanding capital stock of Linkwell Tech, for $2,000,000. On March 28, 2008 and June 4, 2008, Linkwell Tech received $200,000 and $1,388,559, respectively, from Ecolab. Linkwell Tech received the entire investment of $2,000,000 from Ecolab, including the $400,000 loan that Ecolab released to Linkwell Tech and accrued interest of $11,441. On May 31, 2008, the Company, Linkwell Tech and Ecolab entered into a Linkwell Tech Group Inc. Stockholders Agreement (“Stockholders Agreement”), whereby both the Company and Ecolab are subject to, and benefit from, certain pre-emptive rights, transfer restrictions and take along rights relating to the shares of Linkwell Tech that the Company and Ecolab each hold. From that day, the loan from Ecolab of $400,000 and accrued interest of $11,441 became investment and need not to be paid back. After this transaction, Ecolab became the 10% minority interest holder of Linkwell Tech. Because Likang Disinfectant is the wholly-owned subsidiary of Linkwell Tech, Ecolab is also 10% minority interest holder of Likang Disinfectant.

For the six months ended June 30, 2008, we reported a minority interest expense of $47,309 as compared to $92,337 for the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying financial statements, our working capital increased $3,131,513 or approximately 59% from $5,342,453 on December 31, 2007 to $8,473,966 on June 30, 2008. With the expansion of our businesses, we anticipate a strong demand on our capital resources in the near future. In addition to our working capital, we intend to obtain required capital through a combination of bank loans and the sale of our equity securities. Although there are no commitments or agreements on the part of anyone at this time to provide us with additional bank financing or to purchase our securities, we are optimistic that we will be able to obtain additional capital resources to fund our business expansions.

We currently have no material commitments for capital expenditures. At June 30, 2008, we had total $742,164 in short term loan. Among which, $378,358 will mature before June 18, 2009 and $363,806 will mature before December 10, 2008 respectively. Other than our working capital and loans, we presently have no other alternative capital resources available to us. We plan to build additional product lines and upgrade our manufacturing facilities in order to expand our production capacity and improve the quality of our products. Based on our preliminary estimates, upgrades and expansion will require additional capital of approximately $1 million.

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

NET CASH FROM OPERATING ACTIVITES

Net cash used in operating activities for the six months ended June 30, 2008 was $1,684,390 as compared to $1,268,797 for the same period ended June 30, 2007, an increase of $415,593 or approximately 33%. For the six months ended June 30, 2008, we used cash to fund a net increase in accounts receivable of $1,708,048, including an increase of $648,784 in accounts receivables from related parties, an increase of $969,265 in inventories, an increase of $566,476 in prepaid expenses and other current assets. These increases were offset by our net income, an increase in advances from customers of $177,285, an increase of $12,231 in other receivables, an increase of $292,061 in accounts payable, accrued expenses and other payables and an increase of $54,497 in taxes payable.

NET CASH FROM INVESTING ACTIVITIES

Net cash used in investing activities for the six months ended June 30, 2008 was $592,496 as compared to net cash used in investing activities of $751,401 for the same period in 2007, a decrease of $158,905 or approximately 21%. This change is attributable to an increase of $114,542 in due from related parties, an increase of $399,057 in cash paid in acquisition and an increase of $78,897 in purchases of property, plant and equipment.

NET CASH FROM FINANCING ACTIVITIES:

Net cash provided by financing activities was $2,281,934 for the six months ended June 30, 2008, as compared to net cash provided by financing activities of $835,497 for the six months ended June 30, 2007, an increase of $1,446,437 or approximately 173%. The increased cash flow from financing activities primarily the result from proceeds from the issuance of common stocks of Linkwell Tech of $2,000,000 and a decrease in due to related parties of $261,934 and proceeds from warrants exercised of $20,000.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.

We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments: allowance for doubtful accounts; income taxes; stock-based compensation; asset impairment and option value.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash equivalents are subject to market risk due to changes in interest rates. Interest rate movements affect the interest income we earn on cash equivalents, and our short-term loan.

Impact of Foreign Currency Rate Changes

Since we translate foreign currencies (primarily RMB) into US dollars for financial reporting purposes, currency fluctuations can have an impact on our financial results. The historical impact of currency fluctuations has generally been immaterial. We believe that our exposure to currency exchange fluctuation risk is not significant. Although the impact of currency fluctuations on our financial results has generally been immaterial in the past and we believe that for the reasons cited above currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations will not be material in the future. As of June 30, 2008, we did not engage in foreign currency hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2008, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer who also serves as our principal financial and accounting officer, to allow timely decisions regarding required disclosure.

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

All of our employees and accounting staff are located in the PRC and we do not presently have a Chief Financial Officer, comptroller or similarly titled senior financial officer who is bilingual and experienced in the application of U.S. GAAP. Currently, we are searching for an appropriate candidate who can fill such a position; however, we are unable to predict when such a person will be hired. We have also begun providing additional training to our accounting staff in the application of U.S. GAAP. As a result of these matters, our management believes that a deficiency in our internal controls continues to exist. Based upon historical accounting errors and lack of a Chief Financial Officer and sufficient trained accounting staff, our management has determined that there is a deficiency in our internal controls over financial reporting and that our disclosure controls and procedures were ineffective at June 30, 2008. Until we expand our staff to include a bilingual senior financial officer who has the requisite experience necessary, as well as supplement the accounting knowledge of our staff, it is likely that we will continue to have material weaknesses in our disclosure controls.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 1, 2008, the Company entered into a two year agreement with China Health Capital Group, Inc. (“CHC”) to provide the Company with financial and investment services. In connection with this agreement, on June 24, 2008, the Company issued 2,000,000 shares of Common Stock valued at $0.21 per share to CHC. The shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

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

10.1   Stock Purchase Agreement *

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

Linkwell Corporation

Date: August 26, 2008	By:	/s/ Xuelian Bian

Xuelian Bian,
Chief Executive Officer
President and Principal
Executive Officer