Form 10-Q
period 2008-09-30
Linkwell CORP
filed 2008-11-13
CIK 1042463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: at November 12, 2008 there were 77,955,475 shares of common stock issued and outstanding.

LINKWELL CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

OTHER PERTINENT INFORMATION

When used in this quarterly report, the terms:

“Linkwell”, the “Company”, “we” and “us” refers to Linkwell Corporation, a Florida corporation, our subsidiaries;

“Linkwell Tech” refers to our formerly wholly-owned subsidiary Linkwell Tech Group, Inc., a Florida corporation, but only 90% owned after May 31, 2008;

“LiKang Disinfectant” refers to Shanghai LiKang Disinfectant High-Tech Company, Limited,
a wholly-owned subsidiary of Linkwell Tech; and

“LiKang International” refers to Shanghai LiKang International Trade Co., Ltd., formerly a wholly owned subsidiary of LiKang Disinfectant but sold to Linkwell International Trading Co., Limited on May 31, 2008.

We also use the following terms when referring to certain related parties:

“Shanhai” refers to Shanghai Shanhai Group,
a Chinese company which used to be the minority owner of LiKang Disinfectant;

“Meirui” refers to Shanghai LiKang Meirui Pharmaceuticals High-Tech Co., Ltd.,
a company of which Shanhai is a majority shareholder;

“ZhongYou” refers to Shanghai ZhongYou Pharmaceutical High-Tech Co., Ltd.,
a company owned by Shanghai Jiuqing Pharmaceuticals Company, Ltd., whose 100% owner is Shanghai Ajiao Shiye Co. Ltd. Our officer Xuelian Bia is a 60% shareholder of Shanghai Ajiao Shiye Co. Ltd.; and

“Biological” refers to Shanghai LiKang Biological High-Tech Co., Ltd., a company owned by our officer Xuelian Bian (60%) and ZhongYou (40%).

The information which appears on our web site at www.linkwell.us is not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,916,693	$782,727
Accounts receivable (net of allowance for doubtful accounts of $678,003 and $460,175 at September 30, 2008 and December 31, 2007 respectively)	3,464,112	2,759,745
Accounts receivable-related parties (net of allowance for doubtful accounts of $343,490 and $221,359 at September 30, 2008 and December 31, 2007 respectively)	3,053,606	1,992,233
Other receivable	196,685	270,910
Inventories (net of reserve for obsolete inventory of $145,012 and $136,287 at September 30, 2008 and December 31, 2007 respectively)	1,393,767	824,653
Prepaid expenses and other current assets	214,131	(17,105)
Due from related parties	1,834,923	946,591

Total Current Assets	12,073,917	7,559,754

ASSETS PENDING FOR SALE	-	209,117
PROPERTY AND EQUIPMENT - Net	752,877	747,254

Total Assets	$12,826,794	$8,516,125

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Loans payable	$743,972	$699,210
Accounts payable and accrued expenses	1,510,578	1,209,228
Tax payable	233,061	92,933
Other payable	83,174	174,705
Due to related parties	272,452	16,581
Advances from customers	58,352	24,644
Total Current Liabilities	2,901,589	2,217,301

Derivative Payable	383,227	-

MINORITY INTEREST	2,047,547	527,244

STOCKHOLDERS' EQUITY:
Preferred stock (No Par Value; 10,000,000 Shares Authorized; No shares issued and outstanding)	-	-
Common Stock ($0.0005 Par Value; 150,000,000 Shares Authorized; 76,005,475 and 73,731,675 shares issued and outstanding at September 30, 2008 and December 31, 2007 respectively)	38,003	36,866
Common stock issuable	750	11
Additional paid-in capital	6,465,164	5,724,363

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

	June 30, 2008	December 31, 2007
	(unaudited)
Accumulated profit (deficit)	334,789	(510,921)
Deferred compensation	(360,764)	(51,389)
Other comprehensive gain - foreign currency	1,016,489	572,650

Total Stockholders' Equity	7,494,431	5,771,580

Total Liabilities and Stockholders' Equity	$12,826,794	$8,516,125

See notes to unaudited consolidated financial statements

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

NET REVENUES
Non-affiliated companies	$2,928,774	$1,560,598	$6,639,720	$4,149,434
Affiliated companies	748,357	553,282	1,800,526	1,588,856

Total Net Revenues	3,677,131	2,113,880	8,440,246	5,738,290

COST OF SALES	(1,919,111)	(1,133,986)	(4,303,843)	(3,044,408)

GROSS PROFIT	1,758,020	979,894	4,136,403	2,693,882

OPERATING EXPENSES:
Selling expenses	(262,600)	(188,468)	(809,301)	(656,501)
General and administrative	(669,822)	(862,601)	(1,590,691)	(1,414,525)

Total Operating Expenses	(932,422)	(1,051,069)	(2,399,992)	(2,071,026)

INCOME FROM OPERATIONS	825,598	(71,175)	1,736,411	622,856

OTHER INCOME (EXPENSE):
Other income/(expense)	(59,876)	(889)	(61,251)	117,149
Derivative expenses	-	-	(383,227)	-
Interest income	1,662	848	3,972	2,658
Interest expense - related party	11,441	(4,411)	-	(13,051)
Interest expense	(16,823)	(13,512)	(47,829)	(36,597)

Total Other Income/(Expense)	(63,596)	(17,964)	(488,335)	70,159

INCOME BEFORE DISCONTINUED OPERATIONS, INCOME TAXES AND MINORITY INTEREST	762,002	(89,139)	1,248,076	693,015

DISCONTINUED OPERATIONS(Note 7):
Gain from discontinued operation (including gain on disposal of $43,123 at June 30, 2008 )	-	55,475	74,606	213,415

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	762,002	(33,664)	1,322,682	906,430

INCOME TAXES	(126,315)	-	(272,613)	-

INCOME BEFORE MINORITY INTEREST	635,687	(33,664)	1,050,069	906,430

MINORITY INTEREST	(30,773)	(48,667)	(78,082)	(141,004)

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Continued)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

NET INCOME	$604,914	$(82,331)	$971,987	$765,426

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
Basic	$0.01	$(0.00)	$0.01	$0.01
Diluted	$0.01	$(0.00)	$0.01	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	75,936,675	73,472,979	74,577,929	73,061,239
Diluted	76,135,491	73,472,979	74,839,223	75,442,390

See notes to unaudited consolidated financial statements

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continued operations	$897,381	$552,011
Income from discontinued operations	74,606	213,415
Net income	971,987	765,426

Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:	-
Depreciation	115,019	50,652
Minority interest	78,082	141,004
Allowance for doubtful accounts	217,827	(33,070)
Allowance for doubtful accounts-related party	122,130	(87,937)
Gain on discontinued operation	(74,606)	(213,415)
Stock-based compensation	110,625	558,175
Changes in assets and liabilities:
Accounts receivable	(922,195)	(1,082,315)
Accounts receivable - related party	(1,183,503)	(867,035)
Other receivable	74,225	(376,292)
Inventories	(569,114)	(132,621)
Prepaid and other current assets	(4,234)	(76,328)
Other assets	(227,356)	-
Derivative payable	383,227	-
Accounts payable, accrued expenses and other payables	209,820	79,427
Tax payable	140,128	(231)
Advances from customers	33,708	(57,009)

NET CASH USED IN OPERATING ACTIVITIES	(524,230)	(1,331,569)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of short-term loan receivable	-	48,609
Increase in due from related parties	(596,225)	(824,731)
Purchase of property, plant and equipment	(120,643)	(45,010)
Cash paid in acquisition	(399,057)	-
purchase of Intangible Assets	-	(41,237)

NET CASH USED IN INVESTING ACTIVITIES	(1,115,925)	(862,369)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan payable	(378,358)	-
Proceeds from loan payable	378,358	-
Proceeds from issuance of common stocks	2,000,000	86,625
Proceed from due to related party	255,871	332,926
Proceeds from Warrants Exercised	37,677	321,557

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,293,548	741,108

EFFECT OF EXCHANGE RATE ON CASH	480,573	306,075

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

NET INCREASE IN CASH	1,133,966	(1,146,756)

CASH - beginning of period	782,727	1,396,272

CASH - end of period	$1,916,693	$249,516

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	47,829	49,648
Income taxes	149,478	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stocks to buy 10% shares of Disinfectant	$285,000	$-

See notes to unaudited consolidated financial statements

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Linkwell Corporation (formerly Kirshner Entertainment & Technologies, Inc.) (the “Company”) was incorporated in the state of Colorado on December 11, 1996. On May 31, 2000, the Company acquired 100% of HBOA.com, Inc. The Company focused on development of an internet portal through which home based business owners, as well as commercial private label businesses, obtain the products, services, and information necessary to start, expand and profitably run their businesses. On December 28, 2000, the Company formed a new subsidiary, Aerisys Incorporated (“Aerisys”), a Florida corporation, to handle commercial private business. In June 2003, the Company formed its entertainment division and changed its name to reflect this new division. Effective as of March 31, 2003, we discontinued our entertainment division and our technology division, except for the Aerisys operations that continues on a limited basis.

On May 2, 2005, the Company entered into and consummated a share exchange with all of the shareholders of Linkwell Tech Group, Inc. (“Linkwell Tech”). Pursuant to the share exchange, the Company acquired 100% of the issued and outstanding shares of Linkwell Tech's common stock, in exchange for 36,273,470 shares of our common stock, which at closing represented approximately 87.5% of the issued and outstanding shares of our common stock. As a result of the transaction, Linkwell Tech became our wholly-owned subsidiary. For financial accounting purposes, the exchange of stock was treated as a recapitalization of Kirshner with the former shareholders of the Company retaining 7,030,669 or approximately 12.5% of the outstanding stock. The consolidated financial statements reflect the change in the capital structure of the Company due to the recapitalization and in the operations of the Company and its subsidiaries for the periods presented.

Linkwell Tech was founded on June 22, 2004, as a Florida corporation. On June 30, 2004, Linkwell Tech acquired 90% of Shanghai LiKang Disinfectant High-Tech Company, Ltd. (“LiKang Disinfectant”) through a stock exchange. This transaction resulted in the formation of a U.S. holding company by the shareholders of LiKang Disinfectant as it did not result in a change in the underlying ownership interest of LiKang Disinfectant. LiKang Disinfectant is a science and technology enterprise founded in 1988. LiKang Disinfectant is involved in the development, production, marketing and sale, and distribution of disinfectant health care products.

LiKang Disinfectant has developed a line of disinfectant product offerings which are utilized by the hospital and medical industry in China. LiKang Disinfectant has developed a line of disinfectant product offerings. LiKang Disinfectant regards hospital disinfectant products as the primary segment of its business and has developed and manufactured several series of products in the field of skin mucous disinfection, hand disinfection, surrounding articles disinfection, medical instruments disinfection and air disinfection.

On June 30, 2005, the Company's Board of Directors approved an amendment of its Articles of Incorporation to change the name of the Company to Linkwell Corporation. The effective date of the name change was after close of business on August 16, 2005.

In August 2006, LiKang Disinfectant incorporated a new subsidiary, Shanghai LiKang International Trade Co., Ltd (“LiKang International”). The primary business of LiKang International involves import and export activities relating to computer, computer components, small medical equipment and instruments, electromechanical devices, construction materials, metals, hardware, textile crafts, light weight construction materials and chemical raw materials, and business consulting services including investment consulting, graphics design, conference services, exhibition services, equipment leasing, and the import and export of technology.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On April 6, 2007, our wholly-owned subsidiary, Linkwell Tech, entered into two material stock purchase agreements. In one agreement (the “Biological Stock Purchase Agreement”), Linkwell Tech was to acquire 100% equity interest in Shanghai LiKang Biological (“Biological”), in a related party transaction with Xuelian Bian, Wei Guan, and Shanghai ZhongYou Pharmaceutical High-Tech Co., Ltd. (“ZhongYou”, formerly LiKang Pharmaceuticals). Mr. Bian is Linkwell Corporation's Chief Executive Officer, President and Chairman of the Board, and Wei Guan is Linkwell Corporation's Vice President, Secretary and Director. Mr. Bian and Mr. Guan own 90% and 10% of ZhongYou, respectively. Mr. Bian and ZhongYou owned 60% and 40% of LiKang Biological, respectively. Pursuant to the terms of the Biological Stock Purchase Agreement, Mr. Bian and ZhongYou, were to receive 1,000,000 shares of Linkwell Corporation restricted common stock. In the other agreement, Linkwell Tech, which already owned a 90% equity interest in LiKang Disinfectant, was to purchase the remaining 10% equity interest of LiKang Disinfectant from Shanghai Shanhai Group (“Shanhai”), a non-affiliated Chinese entity (the “Disinfectant Stock Purchase Agreement”). Pursuant to the terms of the Disinfectant Stock Purchase Agreement, Shanhai was to receive 3,000,000 shares of Linkwell Corporation restricted common stock.

Due to restrictions under PRC law that prohibited the form of consideration then contemplated by the Biological Stock Purchase Agreement and the Disinfectant Stock Purchase Agreement, neither of the respective transactions contemplated by those agreements closed in 2007. As a result, on March 25, 2008, the parties agreed to enter into an amendment to the Biological Stock Purchase Agreement (“Biological Amendment”) and an amendment to the Disinfectant Stock Purchase Agreement (“Disinfectant Amendment”) in an effort to complete the stock purchase transactions under those agreements. Pursuant to the terms of the Biological Amendment, the only material change to the Biological Stock Purchase Agreement relates to the consideration paid by Linkwell Tech to Xuelian Bian and ZhongYou, which was changed from 1,000,000 shares of the Company’s common stock (“Common Stock”) to $200,000 and 500,000 shares of common stock. Pursuant to the terms of the Disinfectant Amendment, the only material change to the Disinfectant Stock Purchase Agreement relates to the consideration paid by Linkwell Tech to Shanghai Shanhai Group for the remaining 10% equity interest, which was changed from 3,000,000 shares of Common Stock, to $380,000 in cash and 1,500,000 shares of Common Stock. Due to the fluctuation of the applicable exchange rate, consideration was changed to $399,057 in cash and 1,500,000 shares of common stock and the other terms of the Disinfectant Stock Purchase Agreement remain in full force and effect.

Linkwell Tech paid $395,800 to Shanhai on February 21, 2008, and paid $3,257 on April 18, 2008. A total of 1,500,000 shares were expected to be issued before the end of May, 2008, however, because of pending issues between Linkwell and Shanhai, the share issuance has been delayed. Therefore, the Company issued the 1,500,000 shares to Shanhai on October 20, 2008. The Company valued the acquisition using the fair value of common shares at $0.19 per share and recorded investment of $285,000. Including the cash payment of $399,057, the total investment for acquiring 10% equity interest in LiKang Disinfectant was $684,057. The cumulative minority interest of 10% equity interest in LiKang Disinfectant at March 25, 2008, was approximately $557,779. The difference between the total investment and the accumulative minority interest of $126,278 was deducted from retained earnings as dividends to the 10% minority shareholder, Shanhai.

As a result of the closing of the Disinfectant Stock Purchase Agreement, as amended, as of March 25, 2008, our wholly-owned subsidiary Linkwell Tech owns 100% of the equity interest in LiKang Disinfectant. The Biological Stock Purchase Agreement is pending and requires further approval from the Ministry of Commerce, the People’s Republic of China. Due to the time consuming and complicated nature of the approval procedure, the parties agreed to enter into another amendment to the Biological Stock Purchase Agreement in order to complete the purchase transactions timely and properly. Pursuant to the terms of the Biological Amendment, the only material change to the Biological Stock Purchase Agreement relates to the purchaser, which was changed from Linkwell Tech to LiKang Disinfectant. Approval from Ministry of Commerce, the People’s Republic of China will not be necessary if LiKang Disinfectant acquires 100% of the equity interest in Shanghai LiKang Biological. This transaction was expected to close before the end of June 2008, but because of the complicated nature of the approval procedure, this transaction was delayed and is expected to close before the end of December 2008.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On February 15, 2008, we entered into a stock purchase agreement with Ecolab Inc., a Delaware corporation (“Ecolab”), pursuant to which Ecolab agreed to purchase 888,889 of shares of Linkwell Tech, or 10% of the issued and outstanding capital stock of Linkwell Tech, for $2,000,000. On March 28, 2008 and June 4, 2008, Linkwell Tech received $200,000 and $1,388,559, respectively from Ecolab. Including a $400,000 loan that Linkwell Tech received from Ecolab and accrued interest thereon of $11,441, Linkwell Tech received a total investment of $2,000,000 from Ecolab. On May 31, 2008, the Company, Linkwell Tech and Ecolab entered into a Linkwell Tech Group Inc. Stockholders Agreement (“Stockholders Agreement”), whereby both the Company and Ecolab are subject to, and benefit by, certain pre-emptive rights, transfer restrictions and take along rights relating to the shares of Linkwell Tech that the Company and Ecolab each hold. As of May 31, 2008, the principal and accrued interest of $11,441 on the short-term $400,000 loan became part of Ecolab’s investment and does not need to be repaid.

On May 31, 2008, LiKang Disinfectant entered into a stock purchase agreement under which it sold 100% of the capital stock of its wholly-owned subsidiary, LiKang International to Linkwell International Trading Co., Ltd, a company registered in Hong Kong which is 100% owned by Mr. Wei Guan, the Company’s Vice President, Secretary and Director. Pursuant to the terms of the agreement, LiKang Disinfectant will receive $291,754 (RMB 2,000,000) once the agreement is approved by the Ministry of Commerce, the People’s Republic of China.

BASIS OF PRESENTATION

Certain reclassifications have been made to the prior year to conform to current year presentation. The unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The unaudited consolidated financial statements of the Company include the accounts of its 90% owned subsidiary, Linkwell Tech, and 100% owned subsidiary LiKang Disinfectant. All significant inter-company balances and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in the three and nine month period ended September 30, 2008 and 2007 include the allowance for doubtful accounts, stock-based compensation, the useful life of property and equipment, the inventory reserve and option value.

FAIR VALUE OF FINANCIAL INSTRUMENTS

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
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2008 and December 31, 2007, the Company had established, based on a review of its third party accounts receivable outstanding balances, allowances for doubtful accounts in the amounts of $678,003 and $460,175, respectively. At September 30, 2008 and December 31, 2007, the Company had established, based on a review of its related party accounts receivable outstanding balances, allowances for doubtful accounts in the amounts of $343,490 and $221,359, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. The valuation of inventory requires the Company to estimate obsolete or excess inventory based on analysis of future demand for our products. Due to the nature of the Company’s business and our target market, levels of inventory in the distribution channel, changes in demand due to price changes from competitors and introduction of new products are not significant factors when estimating the Company’s excess or obsolete inventory. If inventory costs exceed expected market value due to obsolescence or lack of demand, inventory write-downs may be recorded as deemed necessary by management for the difference between the cost and the market value in the period that impairment is first recognized. As of September 30, 2008 and December 31, 2007, the reserve for obsolete inventory amounted to $145,012 and $136,287, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, which are from five to twenty years. The cost of repairs and maintenance are expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the nine months ended September 30, 2008 and 2007.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVANCES FROM CUSTOMERS

As of September 30, 2008 and December 31, 2007, advances from customers were $58,352 and $24,644, respectively, which consisted of prepayments from third party customers to the Company for merchandise that had not yet been shipped by the company. The Company will recognize the prepayments as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

On May 31, 2008, LiKang Disinfectant entered into an stock sale agreement under which it sold 100% shares of its wholly-owned subsidiary, LiKang International to Linkwell International Trading Co.,Ltd, a company registered in Hong Kong. For the period before May 31, 2008, the income statement of the Company reported the results of operations of LiKang International as discontinued operations.

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

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’ outstanding warrants as of September 30, 2008 and December 31, 2007 include the following:

	September 30, 2008	December 31, 2007

Warrants	33,499,795	33,921,545

REVENUE RECOGNITION

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenue streams of the Company. The Company's revenues from the sale of products are recorded when the goods are shipped, title passes, and collectibility is reasonably assured.

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

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the U.S. and in China. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally wide distribution of our products and shorter payment terms than customary in the PRC. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. For the nine months ended September 30, 2008 and 2007, sales to related parties accounted for 21% and 28% of net revenues, respectively.

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
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $196,543 and $10,754 for the nine months ended September 30, 2008 and September 30, 2007, respectively.

ADVERTISING

Advertising is expensed as incurred and included in selling expenses. For the nine months ended September 30, 2008 and September 30, 2007, advertising expenses amounted to $2,927 and $47,491, respectively.

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
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary is Renminbi, the local currency, or sometimes referred to as the Chinese Yuan (“RMB”). The financial statements of the subsidiary are translated into United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The effect of exchange rate changes on cash for the nine months ended September 30, 2008 and 2007 was $480,573 and $306,075, respectively. On September 30, 2008 and December 31, 2007, the exchange rate was 1 USD = 6.86 RMB and 1 USD = 7.00 RMB, respectively.

RESEARCH AND DEVELOPMENT COST

Research and development costs are expensed as incurred. These costs primarily consist of cost of materials used and salaries paid for the development department of the Company and fees paid to third parties. Research and development costs for the nine months ended September 30, 2008 and 2007 were approximately $44,680 and $8,006, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115” (Statement 159). Statement 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. The Company’s adoption of Statement 159 has had no impact on its financial position or results of operations.

On May 2, 2007, the FASB issued FASB Staff Position FIN 48-1, or FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48.” FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company retroactively adopted the provisions of FSP FIN 48-1 effective January 1, 2007, and has determined that it had no impact on its consolidated financial statements.

In June 2007, the EITF reached a consensus on EITF Issue No. 07-3 “Accounting for Advance Payments for Goods or Services to be Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 provides clarification surrounding the accounting for non-refundable research and development advance payments, whereby such payments should be recorded as an asset when the advance payment is made and recognized as an expense when the research and development activities are performed. EITF 07-3 was effective for the Company on a prospective basis beginning January 1, 2008.

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
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

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

NOTE 2 – INVENTORIES

A summary of inventories by major category as of September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
	2008 (Unaudited)	2007
Raw materials	$710,948	$420,797
Consumable	2,713	-
Work-in-process	40,062	31,012
Finished goods	785,056	509,131
	1,538,779	960,940
Less: Reserve for obsolescence	(145,012)	(136,287)
Net inventories	$1,393,767	$824,653

The increase of reserve for obsolescence for the quarterly period ended September 30, 2008 is caused by fluctuation of the exchange rate.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 3 – PROPERTY AND EQUIPMENT

At September 30, 2008 and December 31, 2007, property and equipment consisted of the following:

	Estimated
	Useful Life	September 30,	December 31,
	(In years)	2008	2007

Office equipment and furniture	3-7	$157,575	$140,240
Autos and trucks	5	199,028	157,179
Manufacturing equipment	2-10	289,825	263,021
Building	5-20	575,985	541,330
		1,222,413	1,101,770
Less: Accumulated depreciation		(469,536)	(354,517)
Property and equipment, net		$752,877	$747,253

For the nine months ended September 30, 2008 and 2007, depreciation expenses amounted to $115,019 and $50,652, respectively.

NOTE 4 – LOANS PAYABLE

Loans payable consisted of the following at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Loans from Da Chang Credit Union due on June 16, 2009 with interest rate 7.74% per annum. Guaranteed by Shanhai (RMB 2,600,000)	$379,280	$356,460

Loans from Da Chang Credit Union due on December 10, 2008 with interest rate 7.29% per annum. Guaranteed by Shanhai and Mr. Bian, Chairman of the Company (RMB 2,500,000)	364,692	342,750

	$743,972	$699,210

On February 15, 2008, the Company issued a Promissory Note to Ecolab Inc., a Delaware corporation (“Ecolab”), whereby Ecolab agreed to lend the Company $400,000. This short-term loan was due on April 5, 2008 with an interest rate of 8% per annum. On April 14, 2008, the Company and Ecolab Inc. agreed to extend the maturity date of this loan from April 5, 2008 to June 5, 2008 with the same interest rate.

On February 15, 2008, we entered into a stock purchase agreement with Ecolab, whereby Ecolab agreed to purchase 888,889 of shares of Linkwell Tech, or 10% of the issued and outstanding capital stock of Linkwell Tech, for $2,000,000. As part of this transaction, $400,000 was paid to Linkwell Tech as a short-term loan as described above. On May 31, 2008, the Company, Linkwell Tech and Ecolab signed “Stockholders Agreement” and the principal and accrued interest on the short-term loan were retained by the Company as partial proceeds of Ecolab’s $2,000,000 investment in Linkwell Tech. Deducting the accrued interest on the short-term loan of $400,000, which is $11,441, as of June 30, 2008, Linkwell received the rest of the investment amount of $1,588,559 from Ecolab.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 5 – RELATED PARTY TRANSACTIONS

Linkwell Tech's 90% owned subsidiary, LiKang Disinfectant, is engaged in business activities with four related parties: Shanghai ZhongYou Pharmaceutical High-Tech Co., Ltd., (“ZhongYou”), Shanghai LiKang Biological High-Tech Co., Ltd. (“Biological”), Shanghai Jiuqing Pharmaceuticals Company, Ltd (“Shanghai Jiuqing”) and Linkwell International Trading Co., Ltd (“Linkwell Trading ”). Shanghai LiKang Meirui Pharmaceuticals High-Tech Co., Ltd (“Meirui”), a company of which Shanhai is a majority shareholder, and had owned 68% of its Meirui equity shares used to be a related party, however due to the fact that Linkwell Tech acquired Shanhai’s 10% equity interest in LiKang Disinfectant for total consideration of $684,057 which included the cash payment of $399,057 and 1,500,000 common shares at value of $0.19 per share. As a result of this transaction, Meirui is no longer a related party.

Our Chairman and Chief Executive Officer, Xuelian Bian, and our Vice President, Secretary and Director, Wei Guan, own 90% and 10% respectively, of the capital stock of ZhongYou. In March 2007, Wei Guan sold his 10% shares to Bing Chen, President of LiKang Disinfectant. In August 2007, Xuelian Bian sold his 90% shares to his mother, Xiuyue Xing. In October, 2007, the two new shareholders, Bing Chen (10%) and Xiuyue Xing (90%) sold all of their shares in ZhongYou to Shanghai Jiuqing Pharmaceuticals Company, Ltd., whose 100% owner is Shanghai Ajiao Shiye Co. Ltd. Mr. Bian is a 60% shareholder of Shanghai Ajiao Shiye Co. Ltd. For the nine months ended September 30, 2008 and 2007, the Company recorded net revenues of $1,748,547 and $1,562,274 to ZhongYou respectively and made purchases of $86,009 and $84,599 from ZhongYou respectively. At September 30, 2008 and December 31, 2007, accounts receivable from sales to ZhongYou were $3,319,946 and $2,232,765, respectively and accounts payable were $27,394 and zero respectively. In general, accounts receivable due from ZhongYou are payable in cash and are due within 4 to 6 months, which approximate normal business terms with independent third parties.

Shanghai LiKang Biological High-Tech Company, Ltd. (“Biological”), which is 60% owned by Xuelian Bian, the Company's officer and director, and 40%-owned by ZhongYou, sells biological products, cosmetic products and develops technology for third parties. The Company sells certain raw materials to Biological employed in its production process. For the nine months ended September 30, 2008 and 2007, the Company recorded net revenues of $0 and $842 to Biological respectively and made purchases of $118,835 and $124,073 from Biological, respectively. Additionally, the amount of $829,694 was loaned to Biological from LiKang Disinfectant for working capital purpose in 2007. In addition, the amount of $291,754 (RMB 2,000,000) and $145,877 (RMB 1,000,000) were loaned to Bioligical from LiKang Disinfectant for same purpose in 2008 and are reflected on the accompanying balance sheet as due from a related party. The loans were non-interest bearing. At September 30, 2008 and December 31, 2007, the remaining balance of accounts payable due to Biological of $125,058 and $58,347, respectively, was recorded in LiKang Disinfectant. In general, accounts payable due to Biological are payable in cash and are due within 4 to 6 months, which approximate normal business terms with unrelated parties.

Shanghai Ajiao Shiye Co. Ltd. owns 100% of Shanghai Jiuqing Pharmaceuticals Company, Ltd (“Shanghai Jiuqing”). Xuelian Bian is a 60% shareholder of Shanghai Ajiao Shiye Co. Ltd. For the nine months ended September 30, 2008, the Company recorded revenue of $11,221 and accounts receivable of $75,564 to Shanghai Jiuqing.

On May 31, 2008, LiKang Disinfectant entered into a stock purchase agreement under which it sold 100% of the capital stock of its wholly-owned subsidiary, LiKang International to Linkwell International Trading Co., Ltd (“Linkwell Trading”), a company registered in Hong Kong and 100% owned by our Vice President, Secretary and Director, Wei Guan. Pursuant to the terms of the agreement, LiKang Disinfectant will receive $291,754 (RMB 2,000 000) once the agreement is approved by the Ministry of Commerce, the People’s Republic of China, which is expected to occur before the end of December 2008. In addition, LiKang International owed Likang Disinfectant a total of $102,114 (RMB 700,000) as of May 31, 2008. Because Linkwell Trading acquired all the assets and assumed all the liabilities of LiKang International, LiKang Disinfectant records the balance of $102,114 (RMB 700,000) due from Linkwell Trading as of September 30, 2008.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 5 – RELATED PARTY TRANSACTIONS (CONTINUED)

As of May 31, 2008, Linkwell Tech owes Likang International $120,000. On May 31, 2008, Likang International was sold to Linkwell Trading. Linkwell Trading acquired all assets and assumed all liabilities of LiKang International. Therefore, as of September 30, 2008, Linkwell Tech owes Linkwell Trading $120,000.

On March 17, 2008, Linkwell Tech transferred, as deposit for goods purchased, $41,780 to Feima Trading, an agent of LiKang International. Because Linkwell Trading acquired all the assets and assumed all the liabilities of LiKang International, including those of Likang International’s agents, as of September 30, 2008, Linkwell Trading owes Linkwell Tech $41,780.

NOTE 6 – DERIVATIVE PAYABLE

On February 15, 2008, we entered into a stock purchase agreement with Ecolab pursuant to which Ecolab agreed to purchase and Linkwell Tech agreed to sell 888,889 of its shares, or 10% of the issued and outstanding capital stock of Linkwell Tech, for $2,000,000. On May 31, 2008, the Company, Linkwell Tech and Ecolab entered into a Stockholders Agreement (“Stockholders Agreement”), whereby both the Company and Ecolab are subject to, and benefit by, certain pre-emptive rights, transfer restrictions and take along rights relating to the shares of Linkwell Tech the Company and Ecolab each hold.

Pursuant to the terms of the Stockholders Agreement, Ecolab has an option (“Put Option”) to sell the 888,889 shares (“Shares”) of common stock, par value $0.001, of Linkwell Tech that Ecolab purchased under the Stock Purchase Agreement, back to Linkwell Tech in exchange for, as determined by Linkwell, cash in the amount of $2,400,000 or the lesser of (a) 10,000,000 shares of Linkwell. common stock, or (b) such number of shares of Linkwell common stock as is determined by dividing (i) 3,500,000 by (ii) the average daily closing price of Linkwell common stock for the twenty days on which Linkwell shares of common stock were traded on the OTC Bulletin Board prior to the date the Put Option is exercised (“Put Shares”). The Put Option is exercisable during the period between the second and fourth anniversaries of May 30, 2008, or upon the occurrence of certain events including material breach by Linkwell Tech or its subsidiaries, of the Consulting Agreement, Distributor Agreements or Sales Representative Agreement entered into in connection with the Stock Purchase Agreement.

Under the Stockholders Agreement, Ecolab also has a call option (“Call Option”), exercisable if Linkwell is subject to a change of control transaction, to require Linkwell to sell to Ecolab all of the equity interests in Linkwell Tech, or any of Linkwell Tech’s subsidiaries, then owned by Linkwell.

The Company recognized the maximum expenses of the put option and the call option described above as $400,000. Deducting the minority interest in June 2008 of $16,773, long term liability of derivative payable shown in the unaudited Balance Sheet is $383,227.

NOTE 7 - DISCONTINUED OPERATION

Due to losses and uncertainty about future profitability, on May 31, 2008, LiKang Disinfectant entered into a stock purchase agreement pursuant to which it sold 100% of the equity interest of its wholly-owned subsidiary, LiKang International to Linkwell Trading. Such agreement is currently awaiting approval from the Ministry of Commerce, the People’s Republic of China and such approval is expected to occur before the end of December 2008.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 7 - DISCONTINUED OPERATION (CONTINUED)

As of May 31, 2008, the Company has classified the LiKang International business as discontinued operation. The initial investment to LiKang International was $291,754 (RMB 2,000,000). During the nine months ended September 30, 2008, total gain from discontinued operation was $74,606 including gain from disposal of the operation amount to $43,123. The Company will receive $291,754 (RMB2,000,000) from Linkwell International Trading Co., Ltd.

NOTE 8 – SHAREHOLDER’S EQUITY

COMMON STOCK

In September 2006, the Company entered into a three-year agreement with a consultant to provide business development and management services. In connection with this agreement, the Company issued 500,000 shares of the Company’s common stock. The Company valued these services using the fair value of common shares on grant date at $0.185 per share and recorded deferred consulting expense of $92,500 to be amortized over the service period. For the nine months ended September 30, 2008, amortization of consulting compensation amounted to $23,125.

On November 20, 2007, the Company entered into a one year agreement with Segue Ventures LLC to provide various informal advisory and consulting services, including U.S. business methods and compliance with SEC disclosure requirements. In connection with this agreement, Segue Ventures LLC received $4,000 in cash and 16,000 shares of common stock per month. From November 20, 2007 to June 30, 2008, the Company recorded a total of 116,800 common shares issuable valued at $24,064 as stock-based consulting expense. On February 27, 2008, 70,000 shares of the Company’s common stock were issued to Segue Ventures LLC. The Company valued these 70,000 shares using the fair value of common shares on the contract date at $0.19 per share and recorded consulting expense of $13,300, of which,  $3,938 was allocated to the year ended December 31, 2007, and $9,362 was allocated to the six months ended June 30, 2008. On August 13, 2008, 68,800 shares of the Company’s common stock were issued to Segue Ventures LLC. The Company valued these 68,800 shares using the fair value of common shares on the grant date at $0.19 per share and recorded consulting expense of $13,072 to the nine months ended September 30, 2008. As of September 30, 2008, the Company terminated its services agreement with Segue Ventures LLC on September 11, 2008, and no shares are unissued.

In March 2008, the Company entered into a two month agreement with SmallCapVoice.Com, Inc. to provide the Company with financial public relations services. In connection with this agreement, the Company pays $3,500 per month and issues a total of 35,000 shares of the Company’s common stock. On March 11, 2008, the Company issued 35,000 shares to SmallCapVoice.Com, Inc. The Company valued these services using the fair value of common shares on the grant date at $0.19 per share.

On May 1, 2008, the Company entered into a two year agreement with China Health Capital Group, Inc. (“CHC”) to provide the Company with financial and investment services. In connection with this agreement, on June 24, 2008, the Company issued 2,000,000 shares of Common Stock valued at $0.21 per share to CHC and recorded $420,000 as deferred compensation. The Company amortized $87,500 as stock-based compensation for the nine months ended September 30, 2008.

On June 27, 2008, Monarch Capital Fund, Ltd. exercised a warrant to purchase 100,000 shares of Common Stock with price of $0.20 per share. The Company received proceeds from this warrant exercise of $20,000 on June 24, 2008.

COMMON STOCK WARRANTS

As described above, 100,000 warrants were exercised on June 27, 2008 at $0.20 per share. 321,750 warrants with exercise price range from $0.75 to $2.50, expired as of September 30, 2008.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
NOTE 8 – SHAREHOLDER’S EQUITY (CONTINUED)

The following table summarizes the Company's Common Stock warrants outstanding at September 30, 2008:

		Warrants Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted Average
Exercise	Of	Remaining	Exercise
Price	Warrants	Exercise Life	Price
$0.10	540,130	1.75	$0.10
$0.20	17,055,000	2.00	$0.20
$0.30	15,866,665	2.24	$0.30
$1.00	38,000	0.11	$1.00
	33,499,795

NOTE 9 - FOREIGN OPERATIONS

For the nine months ended September 30, 2008 and December 31, 2007, the Company derived all of its revenue from its subsidiaries located in the People's Republic of China. Identifiable assets by geographic areas as of September 30, 2008 and December 31, 2007 are as follows:

	Identifiable Assets
	September 30,	December 31,
	2008	2007
United States	$735,368	$39,331
People's Republic of China	12,091,426	8,476,794
Total	$12,826,794	$8,516,125

NOTE 10 – SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. For the nine months ended September 30, 2008 and 2007, the Company operated in two reportable business segments (1) the sale of commercial disinfectant products; and (2) import and export activities. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Condensed information with respect to these reportable business segments for the nine months ended September 30, 2008 and 2007 is as follows:

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 10 – SEGMENT INFORMATION (CONTINUED)

Nine months ended September 30, 2008:

		Corporate
	Disinfectant	And
	Products	Other	Consolidated

Net revenue - Non-affiliated companies	$6,639,720	$-	$6,639,720
Net revenue - Affiliated companies	$1,800,526	$-	$1,800,526
Interest income (expenses)	$(4,077)	$220	$(43,857)
Depreciation	$115,019	$-	$115,019
Net income (loss)	$1,591,852	$(619,865)	$971,987
Long-lived asset expenditures	$120,643	$-	$120,643
Segment Assets	$12,091,426	$735,368	$12,826,794

Net revenues for the nine months ended September 30, 2008 were $8,440,246. Included in our net revenues for the nine months ended September 30, 2008 are $1,800,526 in related party sales and $6,639,720 in sales to independent third parties.

Nine months ended September 30, 2007 (Pro-forma):

		Corporate
	Disinfectant	And
	Products	Other	Consolidated

Net revenue - Non-affiliated companies	$4,149,434	$-	$4,149,434
Net revenue - Affiliated companies	$1,588,856	$-	$1,588,856
Interest income (expenses)	$(46,849)	$(141)	$(46,990)
Depreciation	$50,652	$-	$50,652
Net income (loss)	$1,482,447	$(717,021)	$765,426
Long-lived asset expenditures	$45,010	$-	$45,010
Segment Assets	$8,456,274	$112,805	$8,569,079

NOTE 11 – OPERATING RISK

(a)	Country risk

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

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 11 – OPERATING RISK (CONTINUED)

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

Currently, the PRC is in a period of growth and is openly promoting business development in order to bring more business into the PRC. Additionally, the PRC currently allows a Chinese corporation to be owned by a United States corporation. If the laws or regulations relating to ownership of a Chinese corporation are changed by the PRC government, the Company's ability to operate the PRC subsidiaries could be affected.

NOTE 12 – SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In August 2006, the Company incorporated a new subsidiary, Shanghai LiKang International Trade Co., Ltd. (“LiKang International”). Since its inception, LiKang International has primarily served as an agent for third parties who desire to export goods from China, including computers, computer components, small medical equipment and instruments, meters and electromechanical devices. In October 2006, LiKang International expanded its business to include light weight construction materials, textile crafts, furniture, and raw chemical materials.

On May 31, 2008, LiKang Disinfectant entered into a stock purchase agreement under which it sold 100% of the capital stock of its wholly-owned subsidiary, LiKang International to Linkwell International Trading Co., Ltd, a company registered in Hong Kong. Pursuant to the terms of the agreement, LiKang Disinfectant will receive RMB 2,000,000 once the agreement is approved by the Ministry of Commerce, the People’s Republic of China and such approval is expected to occur before the end of December 2008.

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

Our present manufacturing facilities and production capacities are sufficient for the foreseeable future, and we believe that we otherwise have the assets and capital available to us necessary to enable us to increase our revenues in future periods as the market for disinfectant products in China continues to increase. During the remaining three months of 2008, we will continue to focus our efforts on the retail market for our products, as well as expanding our traditional base of commercial customers. In addition, we may also consider the possible acquisition of independent sales networks, which could be used to increase our product distribution capacity and align our company with small, regional companies in the industry.

RESULTS OF OPERATIONS

The table below sets forth the results of operations for the nine months ended September 30, 2008, as compared to the same period ended September 30, 2007, accompanied by the change amount and percentage of changes. We used pro forma number for the nine month ended September 30, 2007, which we subtracted operational results of LiKang International from nine month ended September 30, 2007, consolidated statement of operation to give truer and fairer presentation of comparative figures in the consolidated financial statements in 2008.

	For the Nine Months
	Ended September 30,		Change	Variance
	2008	2007	2008 VS 2007%

NET REVENUES
Non-affiliated companies	$6,639,720	$4,149,434	2,490,286	60%
Affiliated companies	1,800,526	1,588,856	211,670	13%

Total Net Revenues	8,440,246	5,738,290	2,701,956	47%

COST OF SALES	(4,303,843)	(3,044,408)	(1,259,435)	41%

GROSS PROFIT	4,136,403	2,693,882	1,442,521	54%

OPERATING EXPENSES:
Selling expenses	(809,301)	(656,501)	(152,800)	23%
General and administrative	(1,590,691)	(1,414,525)	(176,166)	12%

Total Operating Expenses	(2,399,992)	(2,071,026)	(328,966)	16%

INCOME FROM OPERATIONS	1,736,411	622,856	1,113,555	179%

OTHER INCOME (EXPENSE):
Other income/(expense)	(61,251)	117,149	(178,400)	-152%
Derivative Expense	(383,227)	-	(383,227)	N/A
Interest income	3,972	2,658	1,314	49%
Interest expense - related party		(13,051)	13,051	-100%
Interest expense	(47,829)	(36,597)	(11,232)	-31%

Total Other Income/(Expense)	(488,335)	70,159	(558,494)	-796%

INCOME BEFORE DISCONTINUED OPERATIONS, INCOME TAXES AND MINORITY INTEREST	1,248,076	693,015	555,061	80%

DISCONTINUED OPERATIONS(Note 7):
Gain from discontinued operation (including gain on disposal of $43,123 at June 30, 2008 )	74,606	213,415	(138,809)	-65%

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	1,322,682	906,430	416,252	46%

INCOME TAXES	(272,613)	-	(272,613)	N/A

INCOME BEFORE MINORITY INTEREST	1,050,069	906,430	143,639	16%

MINORITY INTEREST	(78,082)	(141,004)	62,922	-45%

NET INCOME	$971,987	$765,426	206,561	27%

Other Key Indicators:	For the Nine months ended
	September 30,
(Percent of Net Revenues)	2008	2007	Change

Cost of Revenues	51%	53%	(2)%
Selling Expenses	10%	11%	(1)%
General and Administrative Expenses	19%	25%	(6)%
Income from Operations	21%	11%	10%

NET REVENUES

Net revenues for the nine months ended September 30, 2008 were $8,440,246, as compared to net revenues of $5,738,290 for the nine months ended September 30, 2007, an increase of $ 2,701,956 or approximately 47%. We believe this increase in revenues was due to an increase in our sales staff and customer recognition of our high-quality, competitively priced disinfectant products. Of our total net revenues for the nine months ended September 30, 2008, $1,800,526 or approximately 21% were attributable to related parties as compared to net revenues of $1,588,856, or approximately 28%, of our total net revenues for the comparable period in fiscal 2007.

Of the $1,800,526 of revenues derived from related parties during the nine months ended September 30, 2008, $1,748,547, or approximately 97%, was from ZhongYou, compared to $1,562,274 for the same period of fiscal 2007, an increase in revenues from ZhongYou of $186,273, or approximately 12%, from the same period in fiscal 2007.

The revenue associated with third parties increased $2,490,286, or approximately 60% for the nine months ended September 30, 2008, as compared with the same period ending September 30, 2007.

COST OF REVENUES

Cost of revenues includes raw materials and manufacturing costs, which includes labor, rent and an allocated portion of overhead expenses, such as utilities, directly related to product production. For the nine months ended September 30, 2008, cost of revenues amounted to $4,303,843, or approximately 51%, of net revenues as compared to cost of revenues of $3,044,408, or approximately 53%, of net revenues for the same period in fiscal 2007.

100% of the cost of revenues is from LiKang Disinfectant. Historically, LiKang Disinfectant's cost of sales is comprised of approximately 65% for raw material costs and approximately 35% for manufacturing costs. The increase in cost of revenues for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, is attributable, partially, to price increases of raw materials during the nine months ended September 30, 2008. We also experienced an increase in overhead costs, including utilities and rent during the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. We absorbed the majority of these increased costs in order to increase our market share in the disinfectant industry. We purchase raw materials from several primary suppliers and we have purchase contracts with these suppliers in an effort to ensure a steady supply of raw materials. During the nine months ended September 30, 2008, we successfully made some large quantity sales to government agents with slightly higher selling prices which resulted in an increase in gross margin.

GROSS PROFIT

Gross profit for the nine months ended September 30, 2008 was $4,136,403, or approximately 49% of net revenues, as compared to $2,693,882, or approximately 47% of revenues, for the nine months ended September 30, 2007.

OPERATING EXPENSES

Total operating expenses for the nine months ended September 30, 2008 were $2,399,992, an increase of $328,966, or approximately 16%, from total operating expenses of $2,071,026 for the nine months ended September 30, 2007. This increase included the following:

Selling Expenses

For the nine months ended September 30, 2008, selling expenses were $809,301 as compared to $656,501 for the same period in 2007, an increase of $152,800, or approximately 23%.

100% and 83% of the selling expenses are attributable to LiKang Disinfectant for the periods ended September 30, 2008 and September 30, 2007, respectively. For the nine months ended September 30, 2008, the increase in selling expenses from LiKang Disinfectant is primarily attributable to increases in expenses of $13,988 attributable to attending sales conferences, publicity expenses of $53,812, salaries, wages and staff benefits directly related to the sales efforts of $34,255, shipping and freight expenses of $52,123, travel expenses of $47,606, telephone expense of $2,928, rent of $11,714, repair and maintenance expenses of $533, material consumable expenses of $65,744 and sales promotion $70,656, which were offset by decreases in advertising expenses of $85,552, office expenses of $9,688 and sales efforts and testing expenses of $449.

General and Administrative Expenses

For the nine months ended September 30, 2008, general and administrative expenses were $1,590,691 as compared to $1,414,525 for the same period in 2007, an increase of $176,166, or approximate 12%.

We incurred non-cash consulting fees during the nine months ended September 30, 2008 of $139,709 as compared to $645,025 for the nine months ended September 30, 2007, a decrease of $505,316 or approximately 78%. Non-cash consulting fees represent the amortization of fees to consultants under agreements entered into during the nine months ended September 30, 2008, which we pay in shares of our common stock.

OTHER INCOME (EXPENSE)

For the nine months ended September 30, 2008, total other expenses amounted to $488,335 as compared to other income of $70,159 for the nine months ended September 30, 2007. This change in other income is primarily the result of a increase of $1,314, or approximately 49% in interest income and a decrease of $1,819, or approximately 13% in interest expense. The expenses for put option and call option of $383,227 were also included in other expenses.

DISCONTINUED OPERATION

On May 31, 2008, LiKang Disinfectant entered into a stock purchase agreement under which it sold 100% of the capital stock of its wholly-owned subsidiary, LiKang International to Linkwell Trading. Pursuant to the terms of the agreement, LiKang Disinfectant will receive $291,754 (RMB 2,000 000) once the agreement is approved by the Ministry of Commerce, the People’s Republic of China.

As of May 31, 2008, the Company had classified LiKang International business as a discontinued operation. For the nine months ended September 30, 2008, gain from discontinued operations was $74,606 compared to $213,415 for the same period in 2007.

MINORITY INTEREST

On February 15, 2008, we entered into a stock purchase agreement with Ecolab, pursuant to which Ecolab agreed to purchase and Linkwell Tech agreed to sell 888,889 of its shares, or 10% of the issued and outstanding capital stock of Linkwell Tech, for $2,000,000. On March 28, 2008 and June 4, 2008, Linkwell Tech received $200,000 and $1,388,559, respectively, from Ecolab. Including the $400,000 loan that Ecolab released to Linkwell Tech and accrued interest of $11,441, Linkwell Tech received a total of $2,000,000 from Ecolab. On May 31, 2008, the Company, Linkwell Tech and Ecolab entered into a Linkwell Tech Group Inc. Stockholders Agreement (“Stockholders Agreement”), whereby both the Company and Ecolab are subject to, and benefit by, certain pre-emptive rights, transfer restrictions and take along rights relating to the shares of Linkwell Tech that the Company and Ecolab each hold. As of May 31, 2008, the principal and accrued interest of $11,441 on the short-term $400,000 loan became part of Ecolab’s investment and does not need to be repaid. After this transaction, Ecolab became the 10% minority interest holder of Linkwell Tech. For the nine months ended September 30, 2008, we reported a minority interest expense of $78,082 as compared to $141,004 for the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying financial statements, our working capital increased $3,535,437 or approximately 66% from $5,342,453 on December 31, 2007 to $8,877,890 on September 30, 2008. With the expansion of our businesses, we anticipate the need to utilize our capital resources in the near future. In addition to our working capital, we intend to obtain required capital through a combination of bank loans and the sale of our equity securities. Although we are not party to any commitments or agreements at this time to provide us with additional bank financing or to purchase our securities, we are optimistic that we will be able to obtain additional capital resources to fund our business expansions.

We currently have no material commitments for capital expenditures. At September 30, 2008, we had a total of $743,972 outstanding short term debt of which, $364,692 will mature on December 10, 2008 and $379,280 will mature on June 16, 2009. Other than our working capital and loans, we presently have no other alternative capital resources available to us. We plan to build additional product lines and upgrade our manufacturing facilities in order to expand our production capacity and improve the quality of our products. Based on our preliminary estimates, upgrades and expansion will require additional capital of approximately $1 million.

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

NET CASH FROM OPERATING ACTIVITES

Net cash used in operating activities for the nine months ended September 30, 2008 was $524,230, as compared to $1,331,569 for the same period ended September 30, 2007, a decrease of $807,339 or approximately 61%. For the nine months ended September 30, 2008, we used cash to fund a net increase in accounts receivable of $2,105,698, including an increase of $1,183,503 in accounts receivables from related parties, an increase of $569,114 in inventories, an increase of $4,234 in prepaid expenses and other current assets. These decreases were offset by our net income, an increase in advances from customers of $33,708, a decrease of $74,225 in other receivables, an increase of $209,820 in accounts payable, accrued expenses and other payables, an increase of 383,227 in derivative payable, and an increase of $140,128 in taxes payable.

NET CASH FROM INVESTING ACTIVITIES

Net cash used in investing activities for the nine months ended September 30, 2008 was $1,115,925 as compared to net cash used in investing activities of $862,369 for the same period in 2007, an increase of $253,556 or approximately 29%. This change is attributable to an increase of $120,643 in purchase of property, plant and equipment and an increase of $399,057 in cash paid in acquisition.

NET CASH FROM FINANCING ACTIVITIES:

Net cash provided by financing activities was $2,293,548 for the nine months ended September 30, 2008, as compared to net cash provided by financing activities of $741,108 for the nine months ended September 30, 2007, an increase of $1,552,440 or approximately 209%. The increased cash flow from financing activities primarily is the result of proceeds from the issuance of common stocks of Linkwell Tech of $2,000,000 and an increase in due to related parties of $255,871.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2008, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer who also serves as our principal financial and accounting officer, to allow timely decisions regarding required disclosure.

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

All of our employees and accounting staff are located in the PRC and we do not presently have a Chief Financial Officer, comptroller or similarly titled senior financial officer who is bilingual and experienced in the application of U.S. GAAP. Currently, we are searching for an appropriate candidate who can fill such a position; however, we are unable to predict when such a person will be hired. We have also begun providing additional training to our accounting staff in the application of U.S. GAAP. As a result of these matters, our management believes that a deficiency in our internal controls continues to exist. Based upon historical accounting errors and lack of a Chief Financial Officer and sufficient trained accounting staff, our management has determined that there is a deficiency in our internal controls over financial reporting and that our disclosure controls and procedures were ineffective at September 30, 2008. Until we expand our staff to include a bilingual senior financial officer who has the requisite experience necessary, as well as supplement the accounting knowledge of our staff, it is likely that we will continue to have material weaknesses in our disclosure controls.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 13, 2008, the Company issued 68,800 shares of common stock to Segue Ventures LLC for providing investor relations consulting services to the Company. The Company valued these 68,800 shares using the fair value of common shares on the grant date at $0.19 per share. The issuance was made in reliance upon and exemption from the Securities Act of 1933, as amended, set forth in Section 4(2) relating to issuances not involving any public offering.

On October 20, 2008, the Company issued 1,500,000 shares of common stock to Shanhai as part consideration relating to the purchase of the remaining 10% interest in LiKang Disinfectant from Shanhai, pursuant to the terms of the Disinfectant Stock Purchase Agreement and the Disinfectant Amendment. The issuance was made in reliance upon and exemption from the Securities Act of 1933, as amended, set forth in Section 4(2) relating to issuances not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

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

LINKWELL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Linkwell Corporation

Date: November 13, 2008	By: /s/ Xuelian Bian

Xuelian Bian,
Chief Executive Officer
President and Principal
Executive Officer