Form 10-K
period 2008-12-31
Linkwell CORP
filed 2009-04-27
CIK 1042463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______   to

Commission file number: 0-26415

Linkwell Corporation
(Exact name of registrant as specified in its charter)

Florida	65-1053546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1104 Jiatang Road Jiading District, Shanghai China	201807
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (86)  21- 5566-6258

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	not applicable

Securities registered pursuant to section 12(g) of the Act: common stock, par value $0.0005 per share
 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐           Accelerated Filer   ☐        Non-accelerated Filer  ☐  (Do not check if a smaller reporting company)
Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                               Yes    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4,677,329.

The number of shares outstanding of capital stock as of April 14, 2009 was 77,955,475.

DOCUMENTS INCORPORATED BY REFERENCE

None.

List of Exhibits Filed Herewith:

23.1	Consent of Sherb & Co., LLP
31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of principal financial and accounting officer
32.1	Section 906 Certificate of Chief Executive Officer

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

PART I

ITEM 1. BUSINESS.

We operate under a holding company structure and currently have one direct wholly-owned operating subsidiary, Linkwell Tech Group Inc. (“Linkwell Tech”) a Florida corporation.  Linkwell Tech owns 100% of Shanghai LiKang Disinfectant High-Tech Company, Limited (“LiKang Disinfectant”) On May 31, 2008, LiKang Disinfectant sold 100% of Shanghai LiKang International Trade Company, Limited (“LiKang International”). On February 15, 2008, Linkwell Tech sold 10% of its issued and outstanding capital stock to Ecolab Inc., a Delaware corporation (“Ecolab”).  We regard LiKang Disinfectant's business of hospital disinfectant products as our primary business.

Linkwell Corporation, through Linkwell Tech’s wholly-owned subsidiary, LiKang Disinfectant, is engaged in the development, manufacture, sale and distribution of disinfectant health care products primarily to the medical industry in China. The Company has a national marketing and sales presence throughout all 22 provinces as well as four autonomous regions and five municipalities in China. We currently employ 52 full-time sales and marketing people based in Shanghai.  Shanghai ZhongYou Pharmaceutical High-Tech Co., Ltd, (“ZhongYou Pharmaceutical”) a company 90% owned by Linkwell’s Chairman and Chief Executive Officer Xuelian Bian, also sells our products using 72 independent sales representatives in China.

Currently, we market our products to the medical industry in China, however we are making efforts to diversify and expand our reach to the retail market.  Recently, we have made efforts to grow our customer base by expanding into the civil, industrial, livestock and agricultural disinfection markets of China.  As of now, we offer a variety of disinfectant products for the following applications:

•      Skin and mucous membrane disinfectants;

•      Hand disinfectants (external);

•      Environment and surface disinfectants;

•      Medical devices and equipment disinfectants;

•      Machine disinfectants; and

•      Animal disinfectants.

LiKang Disinfectant has 56 marketed products, 50 of which are certified by one or more government authorities; the Chinese Ministry of Health, State Food and Drug Administration, or Ministry of Agriculture.  China’s Ministry of Health approves those products that require the highest level of licensing and have granted 28 hygiene licenses to Linkwell.  We also sell products which have been developed and manufactured by third parties.  These parties manufacture disinfectant products that generated approximately 7.38% of our revenue for the fiscal year ended December 31, 2008.  Products that we manufacture account for approximately 91.33% of our total net revenues for the fiscal year ended December 31, 2008. Products manufactured by third parties that we distributed accounted for approximately 1.29% of our total net revenue for the fiscal year ended December 31, 2008.

Prior to May 31, 2008, Linkwell Corporation owned 100% of Shanghai LiKang International Trade Co. Ltd., through its subsidiary LiKang Disinfectant. The primary business of LiKang International is the import and export of a variety of products and services ranging from small medical equipment and chemical products to computers.  On May 31, 2008, LiKang Disinfectant sold 100% of the capital stock of LiKang International to Linkwell International Trading Co., Ltd. a company registered in Hong Kong which is 100% owned by Mr. Wei Guan, the Company’s Vice President, Secretary and Director.

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

The disinfectant industry in China may be characterized as an emerging industry, populated by approximately 1,000 small domestic manufacturers and distributors, and half a dozen large international companies with limited presence and products.

Major contributing factors responsible for the vigor of China’s disinfectant industry growth include the transition to a market economy, increasing health consciousness in the general population and increasing government health standards and education.

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

After nearly 30 years of sustaining economic growth in China, both the Chinese government and the public have become more concerned about the quality and cost of healthcare in China. A greater public awareness of the health benefits of our products, as well as these new public concerns have led to a surge in interest for disinfectant products in China with consumers maintaining stockpiles of disinfectant products. Other factors that support the growth in demand for disinfectant products include:

•
China’s population of 1.3 billion; a large and rapidly aging population base that require better sanitization standards to protect their health.  According to a United Nations study released in 2005, the number of people aged 60 or over in China is expected to rise to more than 430 million people;

•	Healthcare professionals and citizens who want a healthcare system and hygienic standards as advanced as western countries;
•	Ongoing government reforms in hospital sanitation, medical standards and disinfectant regulations;
•	Government educational program to increase public awareness of public health and hygienic standards; and
•	An increase in government investment in healthcare and medical services to achieve sustainable development of the disinfectant industry.

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

Outbreak time	Location	Disease	Situation
January, 1988	Shanghai	Hepatitis A	310,000 reported cases of Hepatitis A, 47 deaths
April - May, 1998	Shenzhen	Sub- Tuberculosis bacillus disease M. chelonae	Shenzhen Woman and Children Hospital reports an airborne infection. 168 patients infected, 46 severe cases
November 2002	Throughout China	SARS	8,000 reported cases, 800 deaths
June 24 - August 20 2005	Sichuan Province	Streptococcus suis in swine and humans	204 reported cases of humans infected with the Swine streptococci in Sichuan, 38 deaths
April 2005	Throughout China	Pulmonary tuberculosis, Hepatitis B	Pulmonary tuberculosis, Hepatitis B remain top two priorities on the infectious disease list in China
June, 2005	Tibet	Bubonic plague	Five infected cases reported, two deaths
July-September 2005	Hunan, Fujian, Zhejiang provinces	Cholera	638 cases reported, two deaths
August, 2005	Guizhou, Ningxia, Liaoning, Jilin	Anthrax	140 cases reported, one death
October, 2005	Inner Mongolia , Hunan , Anhui , Liaoning , and Hubei provinces	Avian Flu	Three confirmed cases reported, two deaths
October, 2005	Zhejiang, Anhui provinces	highly pathogenic bird flu	One confirmed case in each province reported
March 24, 2006	Shanghai	highly pathogenic bird flu	One confirmed case reported
June 16,2006	Guangdong Province	highly pathogenic bird flu	One confirmed case reported
August 14, 2006	XinJiang Province	highly pathogenic bird flu	One confirmed case reported
January 9, 2007	Anhui provinces	highly pathogenic bird flu	One confirmed case reported
February 27, 2007	Fujian provinces	highly pathogenic bird flu	One confirmed case reported
March 28, 2007	Anhui provinces	highly pathogenic bird flu	One confirmed case reported
May 24, 2007	People’s Liberation Army X department	highly pathogenic bird flu	One confirmed case reported
December 2, 2007	Jiangsu provinces	highly pathogenic bird flu	One confirmed case reported

December 6, 2007	Jiangsu provinces	highly pathogenic bird flu	One confirmed case reported
January-February , 2008	Xinjiang municipality	Measles Virus	11,000 cases reported, 21 deaths
February, 2008	Guangdong, Guangxi and Hunan provinces	Avian Flu	Three cases reported, three deaths
April-May, 2008	Nationwide	Hand, Foot and Mouth Disease	176,321 cases reported, 40 deaths
January-September, 2008	Nationwide	HIV	44,839 cases reported, 6,897 deaths
October-November, 2008	Hainan province	Cholera	42 cases reported,
October-November, 2008	Hainan province	Diarrhea	351 cases reported
January, 2009	Nationwide	Avian Flu	Eight cases reported, five deaths

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

In the fiscal year ended 2008, there were no confirmed cases of SARS reported in China.

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

Up to February 5, 2009, there were 405 confirmed cases of highly pathogenic bird flu reported throughout the world, that resulted in 254 deaths. Within China there were 11 confirmed cases resulting in eight deaths during 2008.

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

Five Product Categories:

•      Skin and Mucous Membrane Disinfectants – 8 Products

•      Hand Disinfectants – 8 Products

•      Environment and Surface Disinfectants  – 10 Products

•      Medical Devices and Equipment Disinfectants – 5 Products

•      Air disinfection equipment – 7 Products

•      Other products – 18 Products

Six Product Types:

•      Liquids - gel

•      Tablets - powder

•      Aerosol

•      Chemical indicator

•      Disinfectant appliance

•      Liquids - foam

We believe our varied product line gives us a marketing advantage to build a national customer base for our products and services.  Approximately 91.33% of our sales are derived from products we have internally developed and produced and 7.38% of sales are produced by outside companies, and the remaining 1.29% of sales are distribution of other’s products. The tables below offer a summary of our current product offerings:

Skin and Mucous Membrane Disinfectants

Skin and mucous membrane disinfectants target both external and internal applications.  Prior to operations, incisions, or injections the products are used to clean the skin surface.  Mucous membrane disinfectants target internal germs located in the mouth, eye, perineum, and other internal sources.  This product group accounted for approximately 51.7% of our fiscal year 2008 sales, and approximately 57% of our fiscal year 2007 sales.  The table below lists our skin and/or mucous membrane disinfectants.

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

Hand Disinfectants

These disinfectants target the skin surface.  Products are applied to the skin prior to medial procedures.  This product group accounted for approximately 18.7% of our fiscal year 2008 sales and approximately 15% of our fiscal year 2007 sales.  The table below lists our hand disinfectants.

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

Environment and Surface Disinfectants

These disinfectants target a variety of surfaces, such as floors, walls, tables, and medical devices.  Additionally the products can be applied to cloth materials including furniture and bedding.  This product group accounted for approximately 17.7% of our fiscal year 2008 sales and approximately 15.0% of our fiscal year 2007 sales.  The table below lists our environment and surface disinfectants.

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

Medical Devices and Equipment Disinfectants

This line of disinfectants targets medical equipment, including the sterilization of thermo sensitive instruments and endoscope equipment.  This product group accounted for approximately 10.6% of our fiscal year 2008 sales and approximately 11.0% of our fiscal year 2007 sales.  The table below lists our medical device and equipment disinfectants.

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

Machine Series

This line of disinfectants targets air quality.  This product group accounted for approximately 1.1% of our fiscal year 2008 sales and approximately 2.0% of our fiscal year 2007 sales.  The table below lists our machine series disinfectants.

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

Retail products

In 2005, we began to expand our distribution reach to the retail market. As a result, our products have gained access to hotels, schools, supermarkets, and drugstores.  We have repackaged commercial disinfectant products for sale to the consumer market.  Since October 1999, we redeveloped four separate products for distribution to the retail market.  LiKang Disinfectant redeveloped the following products in the months and years listed:

•	Jin Zhongda collutory (mouthwash)	October 1999

•	Antibacterial lubricant	October 1999

•	LiKang Disinfectant 84	August 2005

•	Dian’erkang aerosol disinfectant	October 2005

Customers

We sell our products on a wholesale and retail basis to the medical community in China.  We have approximately 6,000 active and recurring customers including hospitals, medical suppliers, and distribution companies throughout China.  We maintain over 20 distribution contracts with wholesale dealers and agents.  We generally offer payment terms of four to six months before payment for the products is due.  For the fiscal year ended December 31, 2008 two affiliated entities that are our customers, ZhongYou Pharmaceutical and Shanghai Jiuqing Pharmaceuticals Co. Ltd., represented approximately 21% of our total net revenues.  For the fiscal year ended Decmber 31, 2007, our affiliated entities LiKang Pharmaceutical and Shanghai Likang Meirui Pharmaceuticals High-Tech Co., Ltd. represented approximately 17% of our total net revenues. We have contracts with all our dealer and agent customers.

Manufacturing

We operate two production facilities in Shanghai, one located in the Shanghai Jiading district and one located in the Shanghai Jinshan district.  Products are manufactured primarily in liquid, tablet, and powder form.  Approximately 91.33% of LiKang Disinfectant’s revenues for fiscal 2008 were derived from products manufactured in these two factories.

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

Products which represent approximately 7.38% of our fiscal year 2008 revenues are manufactured by third parties.

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

We commercialized four new disinfectant products in 2007, including PuTai Skin Disinfectant, PuTai washless surgical hand scrub, PuTai washless surgical hand foam disinfectant and LiKang disinfectant detergent, which is an environmental and surface disinfectant.  In 2008, 8 products were in development and licensing applications were filed for 4 of these products.

For the fiscal years ended December 31, 2008 and 2007, we spent approximately $137,588 and approximately $61,452, respectively, on research and development.

Marketing and Sales

We were formed in 1988 as a research and development organization by the Second Military Medical University (SMMU) of the Chinese Army.  Our CEO, Mr. Xuelian Bian, was a member of the staff of SMMU.  We believe that his relationships with alumni and business persons associated with SMMU provide us with certain marketing advantages.  The university is a well recognized, prestigious institution in China and many of its graduates work at hospitals, medical suppliers, and distribution companies throughout China in senior positions, which places them in the decision making process for purchasing the kind of products we sell.  In addition, the students and faculty at the university provide a pool of talent from which we draw, both as potential employees or summer interns who go on to work at other companies, many of whom are customers or potential customers for our products.  In marketing our products, we seek to leverage these relationships.

During the 2007 fiscal year, we expanded our distribution capability in the PRC.  We have a national marketing and sales presence throughout all 22 provinces, as well as four autonomous regions, and four municipalities of China.  We currently employ 52 full-time sales and marketing people based in Shanghai.  ZhongYou Pharmaceutical, an affiliate, also sells our products using 72 independent sales representatives in other provinces of China.

Approximately 26.3% of our sales are achieved by our proprietary sales force, while the remaining 73.7% are outsourced to independent dealers and agents. We compensate our proprietary salesman with a base salary plus commission. The sales representatives are located in each of China’s provinces.  The external sales network currently covers hospitals in the following 22 provinces including: Beijing, Guangdong, Tianjin, Fujian, Yunnan, Hainan, Jiangsu, Zhejiang, Anhui, Shandong, Henan, Hebei, Liaoning, Heilongjiang, Shanxi, Gansu, Ningxia, Guizhou, Hunan, Sichuan, Xinjiang, Neimenggu.  The independent sales representatives sell directly to the end-users.

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

In 2006, LiKang Disinfectant entered into an agreement with the China Pest Infestation Control Association, the Ministry of Health and the Beijing Olympic Game Committee to establish and operate a disinfectant educational center in Beijing, China.  In accordance with the agreement, LiKang Disinfectant is responsible for the establishment of the disinfectant educational center, as well as its management and funding.  As of December 31, 2007, we had provided the text books and technical standards for training. In 2008, prior to the Bejing Olympic Games starting,  we  held the first class for training the 2008 Beijing Olympic Staff. There were 46 staff were qualified among total 51 participants

After the Wenshuan Earthquake occurred, LiKang Disinfectant entered into an agreement with the Ministry of Health, the National Patriot and Sanitation Committee, and the Dujiangyan National Disaster Headquarters to provide service to stricken areas. On June 6, 2008, Likang Disinfectant sent its own teams to Sichuan to provide sanitation technical training for over 270 staff as well as providing a qualification course and examinations to over 100 national disinfectors.  On June 27, 2008, 76 national disinfectors had taken professional qualification exams and 67 national disinfectors were qualified. The passage rate was 88%.

In 2008, there were 325 participants that attended the Likang Disinfectant training course, of which 117 became qualified.

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

•	Strong product pipeline – We have a history of introducing 3 or 4 new products to the market each year. We have filed applications for 4 new products and have 8 additional products in development.

•	Manufacturing capacity – We are operating at 91% capacity to produce GMP certified products and we have the ability to increase capacity significantly at moderate costs.

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

Employees

LiKang Disinfectant employs approximately 160 full time employees, including our executive officers, as follows:

Department	Number of Employees

Administrative center	11
Accounting	11
Production	45
Logistics	22
Sales and Marketing Staff in Shanghai	52
Training	6
Research and Development	13
Total	160

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

In September 2006, the Company entered into a three-year agreement with a Zhiyan Shi to provide business development and management services. In connection with this agreement, the Company issued Zhiyan Shi 500,000 shares of the Company's common stock. The Company valued these services using the fair value of common shares on grant date at $0.185 per share and recorded deferred consulting expense of $92,500 to be amortized over the service period. For the year ended December 31, 2008, amortization of consulting compensation amounted to $30,833.

On June 6, 2007, the Company entered into a twelve month agreement with FirsTrust Group Inc. to provide business development and management services. In connection with this agreement, on July 12, 2007, the Company issued 450,000 shares of its restricted common stock. The Company valued the service using the fair value of common shares on grant date at $0.17 per share and recorded deferred consulting expense of $76,500 to be amortized over six months of the service period. On December 6, 2007, the Company terminated the service contract with FirsTrust Group Inc. On October 6, 2008, FirsTrust Group Inc. began providing advisory services to the Company again. The Company issued 450,000 shares of its restricted common stock to FirsTrust Group Inc.  The Company valued the service using the fair value of common share on grant date at $0.08 per share and recorded deferred consulting expense of $36,000 to be amortized over six months of the service period. For the year ended December 31, 2008, amortization of consulting compensation amounted to $18,000.

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

On February 15, 2008, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Ecolab, pursuant to which Ecolab agreed to purchase and Linkwell Tech agreed to sell 888,889 of its shares, or 10% of the issued and outstanding capital stock of Linkwell Tech, for $2 million dollars.

In connection with and as a condition to closing the Stock Purchase Agreement, on February 29, 2008, LiKang Disinfectant entered into a series of commercial agreements with Ecolab, including a Consulting Agreement (“Consulting Agreement”), two Distributor Agreements, and a Sales Representative Agreement.

Pursuant to the Consulting Agreement, LiKang Disinfectant is providing consulting services to Ecolab Chemicals Ltd., a company of limited liabilities incorporated under the laws of China and a wholly-owned subsidiary of Ecolab (“Ecolab Chemicals”), including identifying all regulatory approvals for manufacture, productions, transport, market, sale distribution and or use for certain of Ecolab Chemicals’ infection control, cleaning and sanitizing products for the period the Disinfectant Distribution Agreement (defined below) is effective.  Pursuant to the first Distribution Agreement, LiKang Disinfectant is a distributor for the promotion, sale and distribution of certain of Ecolab Chemicals’ infection control, cleaning and sanitizing products (the “Disinfectant Distribution Agreement”) for the territory of PRC (excluding Hong Kong, Taiwan and Macau) for the period of two years unless extended or terminated early. Pursuant to the second Distribution Agreement, Ecolab Chemicals is the exclusive distributor for the promotion, marketing, sale and distribution of certain of certain of LiKang Disinfectant’s infection control products (the “Ecolab Chemicals Distribution Agreement”) for the territory of Hong Kong, Taiwan and Macau for the period of two years unless extended or terminated early. Pursuant to the Sales Representative Agreement, LiKang Disinfectant is a sales representative for the solicitation of sales of Ecolab Chemicals’ pest elimination services for the territory of the P.R.C. (excluding Hong Kong, Taiwan and Macau) for the period of two years unless extended or terminated early.

On April 6, 2007, our wholly-owned subsidiary Linkwell Tech entered into two material stock purchase agreements. In one agreement, Linkwell Tech was to acquire a 100% equity interest in Shanghai LiKang Biological High-Tech Company, Limited, a Chinese company (“LiKang Biological”) in a related party transaction with Xuelian Bian, an individual, Wei Guan, an individual, and LiKang Pharmaceutical (the “Biological Stock Purchase Agreement”). Mr. Bian is Linkwell Corporation's Chief Executive Officer, President and Chairman of the Board and Wei Guan is Linkwell Corporation's Vice President, Secretary and Director. Mr. Bian and Mr. Guan own 90% and 10% of LiKang Pharmaceutical, respectively. Mr. Bian and LiKang Pharmaceutical owned 60% and 40% of LiKang Biological, respectively. Pursuant to the terms of the Biological Stock Purchase Agreement, Mr. Bian and LiKang Pharmaceutical were to receive 1,000,000 shares of Linkwell Corporation restricted common stock. In the other agreement, Linkwell Tech, which already owned a 90% equity interest in Shanghai LiKang Disinfectant, was to purchase the remaining 10% equity interest of LiKang Disinfectant from Shanghai Shanhai Group, a non-affiliated Chinese entity (“Disinfectant Stock Purchase Agreement”). Pursuant to the terms of the Disinfectant Stock Purchase Agreement, Shanghai Shanhai Group was to receive 3,000,000 shares of Linkwell Corporation restricted common stock.

Due to restrictions under PRC law that prohibited the consideration then contemplated by the Biological Stock Purchase Agreement and Disinfectant Stock Purchase Agreement neither of the respective transactions contemplated by those agreements closed.  As a result of this, on March 25, 2008, the parties entered into an amendment to the Biological Stock Purchase Agreement (“Biological Amendment”) and an amendment to the Disinfectant Stock Purchase Agreement (“Disinfectant Amendment”) in an effort to complete the stock purchase transactions under those agreements. Pursuant to the terms of the Biological Amendment, the only material change to the Biological Stock Purchase Agreement relates to the consideration paid by Linkwell Tech to Xuelian Bian and LiKang Pharmaceutical which was changed from 1,000,000 shares of the Company’s common stock to $200,000 and 500,000 shares of common stock. Pursuant to the terms of the Disinfectant Amendment, the only material change to the Disinfectant Stock Purchase Agreement relates to the consideration paid by Linkwell Tech to Shanghai Shanhai Group for the remaining 10% equity interest, which was changed from 3,000,000 shares of common stock, to $380,000 and 1,500,000 shares of common stock. The other terms of the Disinfectant Stock Purchase Agreement remain in full force and effect.

The Biological Amendment also did not receive governmental approval prompting the parties to enter into a second amendment to the Biological Stock Purchase Agreement on March 5, 2009. The second amendment changed the entity purchasing the capital stock of LiKang Biological from Linkwell Tech to LiKang Disinfectant. The consideration paid by LiKang Disinfectant for the capital stock of LiKang Biological was also changed pursuant to the terms of the second amendment from $200,000 and 500,000 shares of the Company’s common stock to RMB 2,000,000 and 500,000 shares of  the Company’s common stock.  The Company believes that these changes will make obtaining government approval of the transaction more likely.

On May 31, 2008, LiKang Disinfectant entered into a stock purchase agreement under which it sold 100% of the capital stock of its wholly-owned subsidiary, LiKang International to Linkwell International Trading Co., Ltd, a company registered in Hong Kong which is 100% owned by Mr. Wei Guan, the Company’s Vice President, Secretary and Director.  Pursuant to the terms of the agreement, LiKang Disinfectant will receive $291,754 (RMB 2,000,000).

ITEM 1A. RISK FACTORS.

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

We are materially dependent on certain related party transactions in the ongoing conduct of our business.  Sales to our affiliates ZhongYou Pharmaceutical and Shanghai LiKang Meirui Pharmaceutical High-Tech Co., Ltd. represented approximately 17% of our total net revenues in the fiscal year of 2007 and approximately 40% of our total net revenues in fiscal 2006.  Sales to our affliates ZhongYou Pharmaceutical, Shanghai LiKang Meirui Pharmaceutical High-Tech Co., Ltd. and Shanghai Jiuqing Pharmaceuticals Company Limited represented approximately 21% of our total net revenues in the fiscal year of 2008. This related party represented approximately 50% and approximately 42% of our accounts receivable at December 31, 2008 and 2007, respectively.  In addition, we lease our principal executive officers from Shanghai Shanhai Group, the minority shareholder of our LiKang Disinfectant subsidiary, and Shanghai LiKang Meirui Pharmaceutical High-Tech Co., Ltd, an affiliated company of this minority shareholder, both supplies us with raw materials and acts as a contract manufacturer for certain of our products.  We have also engaged in a number of other related party transactions including extending working capital loans to Shanghai LiKang Pharmaceuticals Technology Company, Limited and Shanghai LiKang Biological High-Tech Company, Ltd., purchasing real property from Shanghai LiKang Pharmaceuticals Technology Company, Limited and utilizing the services of Shanghai LiKang Biological High-Tech Company, Ltd. to process certain of our products.  These affiliated transactions may from time to time result in a conflict of interest for our management.  Because these transactions are not subject to the approval of our shareholders, investors in our company are wholly reliant upon the judgment of our management in these related party transactions.

The management of our company is located in the PRC and we are materially dependent upon advisory services of  U.S. advisors.

None of the current members of our management have any experience in U.S. public companies and these individuals are not fluent in English.

Until such time as we are able to expand our board of directors to include English-speaking individuals who have experience with the operation and regulatory framework applicable to U.S. public companies, we are materially dependent upon our relationship with our U.S. advisors.  If for any reason our Advisors should fail to provide the contracted services at the anticipated levels or fails to extend its services and we have not added members to our board of directors with the requisite experience we may be unable to prepare and file reports as required by the Securities Exchange Act of 1934 on a timely basis which could lead to our common stock being removed from the OTCBB.  In this event, your ability to liquidate your investment would be negatively impacted and you could lose your entire investment in our company.

As is customary in the PRC, we extend relatively long payment terms to our customers, including on sales to related parties, which can negatively impact our cash flows.  Our terms of sale generally require payment within four to six months, which is considerably longer than customary terms offered in the United States.  For fiscal 2008, the average time of payment on accounts receivable from non-related third parties was 121 days and the average time of payment on accounts receivable from related parties as 380 days, compared to 235 days from related parties in fiscal 2007; an increase of 145 days.  The Company would like to control the average time of payment on accounts receivable from related parties within 120 days.

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

For the fiscal years ended December 31, 2008 and 2007 revenues from one customer, ZhongYou Pharmaceutical an affiliate, represented approximately 21% and approximately 27%, respectively, of our total net revenues.  Unless we maintain multiple customer relationships, it is likely that we will experience periods during which we will be highly dependent on a limited number of customers.  Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops conducting business with us.  Moreover, to the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer's ability to stay in business and make timely payments to us.

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

Due to recent incidents of pollution to milk powder by Melamine and increased medical accidents and disputes, the government will impose more stringent restrictions over the quality of products and distributions in markets, given tighter control over food, drug and disinfectant industries, which would add costs to our operations from compliance of all provisions of restrictions. Any incompliance with provisions of these restrictions would jeopardize our ability to operate in future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

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

Our other executive office is located at Room 701-704, No 11 Guotai Road, under leases entered into on July 16, 2008 for an annual rental of approximately $111,462. The lease agreement will expire on July 15, 2010.

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

We also lease an additional approximate 2005 square feet of warehouse space from Shanghai Henglian Industrial Co. Limited, an unaffiliated third party, under a lease that we entered into on November 1, 2008 for an annual rental of approximately $41,366. The lease agreement will expire on October 31, 2009.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over The Counter Bulletin Board (“OTCBB”).  On March 24, 2005, our symbol was changed from KSHR to LWLL in connection with a 1:10 reverse split of our common stock effective on that date.  The reported high and low closing prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low

Fiscal 2007

First quarter ended March 31, 2007	$0.30	$0.18
Second quarter ended June 30, 2007	$0.25	$0.14
Third quarter ended September 30, 2007	$0.19	$0.10
Fourth quarter ended December 31, 2007	$0.40	$0.11

Fiscal 2008

First quarter ended March 31, 2008	$0.23	$0.16
Second quarter ended June 30, 2008	$0.28	$0.19
Third quarter ended September 30, 2008	$0.25	$0.07
Fourth quarter ended December 31, 2008	$0.09	$0.04

On March 31, 2009, the last sale price of our common stock as reported on the OTCBB was $0.06.  As of December 31, 2008, there were approximately 128 record owners of our common stock.

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

Recent Sales of Unregistered Securities

In March 2008, the Company entered into a two month agreement with SmallCapVoice.Com, Inc. to provide the Company with financial public relations services. In connection with this agreement, the Company will pay $3,500 per month and issues a total of 35,000 shares of the Company’s common stock. On March 11, 2008, the Company issued 35,000 shares to SmallCapVoice.Com, Inc. The Company valued these services using the fair value of common shares on the grant date at $0.19 per share and recorded consulting expense of $6,650.

On May 1, 2008, the Company entered into a two year agreement with China Health Capital Group, Inc. (“CHC”) to provide the Company with financial and investment services. In connection with this agreement, on June 24, 2008, the Company issued 2,000,000 shares of Common Stock valued at $0.21 per share to CHC and recorded $420,000 as deferred compensation. For the fiscal year ended December 31, 2008, amortization of consulting compensation amount to $140,000.

On June 27, 2008, Monarch Capital Fund, Ltd. exercised a warrant to purchase 100,000 shares of common stock with price of $0.20 per share. The Company received proceeds from this warrant exercise of $20,000 on June 24, 2008.

ITEM 6.  SELECTED FINANCIAL DATA.

N/A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

On May 31, 2008, LiKang Disinfectant entered into a stock purchase agreement under which it sold 100% of the capital stock of its wholly-owned subsidiary, LiKang International to Linkwell International Trading Co., Ltd, a company registered in Hong Kong.  Pursuant to the terms of the agreement, LiKang Disinfectant will receive RMB 2,000,000 once the agreement is approved by the Ministry of Commerce, the People’s Republic of China and such approval was obtained on March 27, 2008. The amount due from Linkwell International Trading is expected to be paid to us in July, 2009.

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

Historically, our focus has been on the commercial distribution of our products.  Our customers include hospitals, medical suppliers and distribution companies throughout China. Recently we have made efforts to expand our distribution to reach to the retail market.  We have repackaged select commercial disinfectant products for sale to the mass consumer market and have begun to expand our customer base to include hotels, schools, supermarkets, and drugstores.  By virtue of the Chinese government's continuing focus on educating the Chinese population about the benefits of proper sanitation procedures, we believe that one key to increasing our revenues is the continued expansion of the retail distribution of our products.

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

Our present manufacturing facilities and production capacities are sufficient for the foreseeable future, and we believe that we have the necessary assets and capital available to us to enable us to increase our revenues in future periods as the overall market for disinfectant products in China continues to increase.  For the coming future, we will continue to focus our efforts on developing a retail market for our products, as well as expanding our traditional base of commercial customers.  In addition, we may also consider the possible acquisition of independent sales networks which could be used to increase our product distribution as well as smaller, regional companies in our industry.

Results of Operations

The table below sets forth the results of operations for fiscal year ended December 31, 2008 as compared to fiscal year ended December 31, 2007 accompanied by the change amount and percentage of changes. We recasted numbers for the fiscal year ended December 31, 2007 by subtracting the results of operations of LiKang International from the Company’s fiscal year ended December 31, 2007 consolidated statement of operation to give a more accurate presentation of comparative figures in the consolidated financial statements in 2008.

Fiscal year ended December 31, 2008 as compared to the fiscal year ended December 31, 2007

	2008	2007	Change	% of Change
Net revenues	$11,985,924	$8,127,717	$3,858,207	47%
Cost of sales	5,963,830	4,259,128	1,704,702	40%
Selling expenses	1,083,431	848,489	234,942	28%
G&A expenses	2,432,327	2,629,006	(196,679)	-8%
Total operating expenses	3,515,758	3,477,494	38,264	2%
Operating income	2,506,336	391,095	2,115,241	541%
Total other (expense) income	(405,320)	80,827	(486,147)	-601%
Gain from discontinued operations	65,083	21,137	43,946	208%
Income taxes	(387,324)	-	(387,324)	-
Minority interest	(149,505)	(132,924)	(16,581)	12%
Net income	$1,629,270	$360,135	$1,269,135	352%

Other key indicators

	2008	2007	% of change
Cost of revenues as a percentage of revenues	50%	52%	-2%
Gross profit margin	50%	48%	2%
Selling expenses as a percentage of revenues	9%	10%	-1%
G&A expenses as a percentage of revenues	20%	32%	-12%
Total operating expenses as a percentage of revenues	29%	43%	-14%

Net revenues

Net revenues for the fiscal year ended December 31, 2008 increased $3,858,207, or approximately 47%, to $11,985,924, compared with $8,127,717 for the fiscal year ended December 31, 2007.We believe this increase in demand was due to an increase in our sales staff and customer recognition of our high-quality, competitively priced disinfectant products.

Approximately 78% of our total net revenues were attributable to sales to non-related parties and approximately 22% were attributable to sales to related parties for the fiscal year ended December 31, 2008, as compared to approximately 67% and 33%, respectively, for the fiscal year ended December 31, 2007.  While sales to unrelated parties increased by $3,876,338 approximately 71% for the fiscal year ended December 31, 2008 from the comparable period in fiscal year 2007, sales to related parties decreased $18,131, or approximately 1%. This change in sales distribution reflects management’s desire to diversify and grow its customer base through own distribution channel and to obtain greater independence and market shares.

Our net revenues for the fiscal year ended December 31, 2008, included revenues from ZhongYou Pharmaceutical, an affiliated entity, of $2,553,602 compared to $2,354,010 from sales during the same period in 2007. This represents an increase of $199,592 or approximately 8%. Included in our net revenues for the fiscal year ended December 31, 2008 were revenues of $51,702 from sales of our products to Shanghai LiKang Meirui Pharmaceuticals High-Tech Co., Ltd., an affiliate, for an increase of $16,995 or approximately 49%, from $34,707 for the fiscal year ended December 31, 2007. Also for the fiscal year ended December 31,2008 there were revenues of $18,255 from sales of our products to Shanghai Jiuqing Pharmaceuticals Company, Limited, an affiliate entity, for an increase of $4,867 or approximately 36%, from the fiscal year ended December 31, 2007.

Cost of revenues

Cost of revenues includes raw materials and manufacturing costs, such as labor, rent and an allocated portion of overhead expenses including utilities directly related to the production activities.  For the fiscal year ended December 31, 2008, cost of revenues amounted to $5,963,830 or approximately 50% of net revenues as compared to cost of revenues of $4,259,128, or approximately 52% of net revenues for the fiscal year ended December 31, 2007.  Historically, our cost of revenues has been comprised as follows: approximately 65% to raw material costs and 35% to manufacturing costs.  The decrease in cost of revenues as a percentage of net revenues for the fiscal year ended December 31, 2008 as compared to the fiscal year ended December 31, 2007 is attributable, primarily, to price decreases of raw materials during our 2008 fiscal year.  We also experienced a decrease in overhead costs, including utilities and transportation during the fiscal year ended December 31, 2008 as compared to the fiscal year ended December 31, 2007 because we outsourced part of our production to a third party which represented 16% and 14% of total cost of sales for the fiscal years ended December 31, 2008 and 2007, respectively. We have gained the benefits of the majority of these decreased costs in order to increase our market share in the disinfectant industry.

We purchase raw materials from six primary suppliers and we have purchase contracts with these suppliers in an effort to ensure a steady supply of raw materials.  We purchase raw materials and finished products from Shanghai LiKang Meirui Pharmaceutical High-Tech Co. Ltd., an affiliate.  These purchases totaled $0 and $8,544 for the fiscal years ended December 31, 2008 and 2007, respectively. We made purchases from ZhongYou Pharmaceutical, an affiliate entity, in the amount of $84,833 and $233,478 for the fiscal years ended December 31, 2008 and 2007, respectively. We also purchased from Shanghai LiKang Biological High-Tech Company, Ltd., an affiliate, raw materials totaling $160,395 and $57,032 for the fiscal years ended December 31, 2008 and 2007, respectively.

Gross profit

Gross profit for the fiscal year ended December 31, 2008 was $6,022,094 or approximately 50% of net revenues, as compared to $3,868,589 or approximately 48% of net revenues for the fiscal year ended December 31, 2007.  The increase in gross margin reflects an overall decrease in the price of raw materials and overhead, the proportionally larger increase in revenues from sales of new products, and overall increase in sales volume and selling price for some products. Sales of new products increased gross profit for the fiscal year ended December 31, 2008 by 14% as compared to fiscal year 2007. An increase in both sales volume and selling price of certain existing products increased gross profit for the fiscal year ended December 31, 2008 by 70% as compared to fiscal year 2007. Sales of products which increase in sales volume but had a decreased selling price contributed an increase in gross profit of 16%.

Operating expenses

Total operating expenses for the fiscal year ended December 31, 2008 were $3,515,758, an increase of $38,264, or approximately 2%, from total operating expenses in the fiscal year ended December 31, 2007 of $3,477,494.  For the fiscal year ended December 31, 2008, this increase included the following:

•
Selling expenses in 2008amounted to $1,083,431 as compared to $848,488 for the fiscal year ended December 31, 2007, an increase of $234,943 or approximately 28%.  This increase is primarily attributable to increase in sales and marketing staff in order to building out our sales and service division to improve future growth;

•	Shipping costs amounted to $269,518 compared to $274,086 for the fiscal year ended December 31, 2007 ,a decrease of $4,568 or 2%;

•	Advertising costs amounted to $2,943 compared to $5,069 for the fiscal year ended December 31, 2007, a decrease of $2,126 or 42%;

•	Repair and maintenance costs amounted to $23,006 as compared to $11,733 for the fiscal year ended December 31, 2007, an increase of $11,273 or 96%; and

•
General and administrative expenses were $2,432,327 as compared to $2,629,006 for the fiscal year ended December 31, 2007, a decrease of $196,679, or approximately 8%.  These expenses included the following:

o
We incurred consulting fees during the fiscal years ended December 31, 2008 and 2007 of $418,688 and $764,050, respectively.  These fees were substantially related to the issuance of common stock for business development and management services related to our administrative operations in the United States; and

o
For the fiscal year ended December 31, 2008, salaries and wages and related benefits decreased to $545,718 as compared to $696,693 for the fiscal year ended December 31, 2007, a decrease of approximately $150,970 or approximately 22%.

Income from operations

We reported income from operations of $2,506,336 for the fiscal year ended December 31, 2008 as compared to income from operations of $391,095 for the fiscal year ended December 31, 2007, an increase of $2,115,241 or approximately 541%.  This increase in income from operations is due primarily to an increase in sales revenue and better control over the cost of sales, selling expenses and general and administrative expenses, thus resulting in better efficiency and profitability of the operation.

Other income (expenses)

For the fiscal year ended December 31, 2008, the total other expenses amounted to $(405,320) as compared to total income amount to $80,827 for the fiscal year ended December 31, 2007, a decrease of $486,147. This change is primarily attributable to:

▪
Put option expenses of $281,030 compare to $0 for fiscal year ended December 31, 2007. This put option expenses results from the Stockholders Agreement with Ecolab (“Stockholders Agreement”). Ecolab also has an option (“Put Option”) to sell the 888,889 shares (“Shares”) of common stock, par value $0.001, of Linkwell Tech that Ecolab purchased under the Stock Purchase Agreement, back to Linkwell Tech in exchange for, as determined by Linkwell Corp., cash in the amount of $2,400,000, or the lesser of (a) 10,000,000 shares of our common stock, or (b) such number of shares of Linkwell Corp. common stock as is determined by dividing (i) 3,500,000 by (ii) the average daily closing price of the Company’s common stock for the twenty days on which our shares of common stock were traded on the OTC Bulletin Board prior to the date the Put Option is exercised. The Company recognized the maximum expenses of the Put Option and a call option also provided for in the Stockholders Agreement as $400,000. Deducting the minority interest in December 2008 of $118,970, total put option expenses shown in the Statement of Operation is $281,030.

▪
A decrease in other income/(expenses) of $211,449 resulting in other expenses of $(66,554) for the fiscal year ended December 31, 2008 as compared to other income to $144,895 for the fiscal year ended December 31, 2007. This decrease was attributable to the increased expenses in donation and penalty in the fiscal year ended December 31, 2008.

Income before discontinued operations, income taxes and minority interest

For the fiscal year ended December 31, 2008 our income before discontinued operations, income taxes and minority interest was $2,101,016 as compared to $471,922 for the fiscal year ended December 31, 2007, an increase of $1,629,094 or approximately 345%.

Discontinued operations

In March 2008, we sold 100% of the capital stock of our fully owned subsidiary LiKang International Trading to Linkwell International Trading Co., Ltd (“Linkwell Trading”), a company registered in Hong Kong and 100% owned by our Vice President, Secretary and Director, Wei Guan. The total gain from discontinued operations of $65,083 includes gain from the sale of LiKang International amount of $25,322 in the fiscal year ended December 31, 2008. For the fiscal year ended December 31, 2007, the operating income from discontinued operations was $21,137.

Minority interest

For the fiscal year ended December 31, 2008, we reported a minority interest expense of $149,505 as compared to $132,924 for the fiscal year ended December 31, 2007. The minority interest is attributable to Linkwell Tech's 10% minority shareholder, Ecolab after March 31, 2008 and Shanghai Shanhai prior March 25, 2008.

Net income

We reported net income of $1,629,270 for the fiscal year ended December 31, 2008, as compared to net income of $360,135 for the fiscal year ended December 31, 2007.  Net income for Linkwell’s subsidiary, LiKang Disinfectant, increased approximately 102%, with net income of $2,456,427 for the year end December 31, 2008 compared to $1,217,455 in 2007.

The primary causes for the increase in net income for the year ended 2008 was attributable to three key factors; (1) the increase in sales revenue; (2) the decrease in cost of sales and selling expenses as percentage to sales revenue; (3) the decrease in general and administrative expenses.

As described in the “Gross profit” paragraph above, we experienced a decrease in the price of raw materials.  Our management had worked with raw material suppliers to minimize any additional price increases during 2008.

Liquidity and Capital Resources

As shown in the accompanying financial statements, our working capital increased $4,386,121, or approximately 79%, from $5,565,804 on December 31, 2007 to $9,951,925 on December 31, 2008.  With the expansion of our businesses, we anticipate a strong demand on our capital resources in the near future. In addition to our working capital on hand, we intend to obtain required capital through a combination of bank loans and the sale of our equity securities. Although there are no commitments or agreements on the part of anyone at this time to provide us with additional bank financing or to purchase securities, we are optimistic we will be able to obtain additional capital resources to fund our business expansions.

We currently have no material commitments for capital expenditures. At December 31, 2008, we had approximately $744,069 in short term loans. Other than our working capital and loans, we presently have no other alternative capital resources available to us. We plan to build additional product lines and upgrade our manufacturing facilities, in order to expand our producing capacity and improve the quality of our products. Based on our preliminary estimates, it will require additional capital of approximately $1 million.

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

NET CASH FROM OPERATING ACTIVITES

Net cash provided by operating activities for the year ended December 31, 2008 was $204,377 as compared to net cash used in operating activities of $633,394 for the year ended December 31, 2007, an increase of $837,771 or 132%. For the year ended December 31, 2008, we used cash to fund a net increase in accounts receivable of $1,108,415, increase of $1,633,398 in accounts receivable - related parties, an increase of $391,443 in inventories, and an increase of $46,645 in other receivables, and an increase of $339,378 in prepaid and other current assets. These decreases were offset by our net income, an increase in advances from customers of $66,682, an increase of $127,170 in tax payable, and an increase of $493,029 in accounts payable, accrued expenses and other payables.

NET CASH FROM INVESTING ACTIVITIES

Net cash used in investing activities for the year ended December 31, 2008 was $508,045 as compared to net cash used in investing activities of $99,349 for the same period in 2007, an increase of $408,696 or 441%. This change is attributable to an increase of $399,057 cash paid in acquisition, and a purchase of $108,988 in property, plant and equipment.

NET CASH FROM FINANCING ACTIVITIES

Net cash provided by financing activities was $1,153,088 for the year ended December 31, 2008, as compared to net cash used in financing activities of $388,855 for the year ended December 31, 2007, a increase of $1,541,943 or 397%. The increased cash flow from financing activities is chiefly a result of an increase of proceeds from warrants exercised of $20,000, an increase of $2,000,000 from issuance of shares of our common stock, and an increase of $52,782 in proceeds from a related party. The increases were offset by an increase of $919,694 due from related parties.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are contained in pages F-1 through F-26 which appear at the end of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our principal executive officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting is not effective due to a material weakness. This material weakness is that all of our employees and accounting staff are located in the PRC and we do not presently have a chief financial officer, comptroller or similarly titled senior financial officer who is bilingual and experienced in the application of U.S. GAAP.  We have taken the steps to eliminate this material weakness including the hiring of additional accounting consulting staff to review and oversee our application of generally accepted accounting principles in the United States to bring additional financial expertise to our organization and to facilitate the flow of information to our independent accountants.  This accounting consulting staff has assisted us in implementing additional practices to ensure that we (i) properly accrue undeclared and unpaid dividends, (ii) properly record related party transactions, and (iii) properly account for changes in loans payable.  However, until we expand our full time staff to include a bilingual senior financial officer who has the requisite experience necessary, as well as supplement the accounting knowledge of our staff, notwithstanding the guidance provided to us by the accounting consulting staff we could continue to have material weaknesses in our disclosure controls that may lead to restatements of our financial statements.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVRNANCE.

Directors and Executive Officers

Name	Age	Positions

Xuelian Bian	43	Chief Executive Officer, President and Chairman of the Board
Wei Guan	43	Vice President and Director

Mr. Xuelian Bian – has served as our Chairman of the Board, Chief Executive Officer and President since May 2, 2005.  Simultaneously, he has served as Chief Executive Officer, President and a Director of Linkwell Tech since its inception in June 2004 and as General Manager of LiKang Disinfectant since 1993.  From 1990 to 1993, he was a project assistant in charge of science and technology achievement application in the Second Military Medical University, Shanghai, China. From 1986 to 1990, Mr. Bian was a member of the technical staff in the Epidemiological Institute in the Second Military Medical University.  Mr. Bian contributed to the compilation of "Disinfection - Antiseptic - Anticorrosion - Preservation" and "Modern Disinfection Study" of which the first book laid the foundation for Chinese disinfectant study.  Mr. Bian started related research with his colleagues on the microbiology sterilization effect examination, high strength ultraviolet lamp tube and decontaminating apparatus prior to the inception of LiKang Disinfectant.  Mr. Bian graduated from the China Army Second Military Medical University in 1990 with a bachelor degree in public health.

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

There are no family relationships between any of the executive officers and directors.  Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

Key Employees

Mr. Chun Ming Huang, age 40, has served as COO of Linkwell Corporation since 2005. From 2001 until joining Linkwell in 2005, Mr. Huang served as the Associate Director of the Analytical Department of WuXi Pharma Tech. Mr Huang received his master degree in pharmaceuticals from the Second Military Medical University in 1992.

Ms. Gendi Li, age 56, has served as LiKang Disinfectant's Controller since 2003.  From 1996 to 2003, Ms. Li was employed as an Executive Accountant and Financial Manager for QiaoFu Construction Holding Company (Shanghai).  From 1993 to 1996, Ms. Li was employed as an Executive Accountant and Head of the Finance Department at Shanghai Yuxin Machinery Co., Ltd.  From 1968 to 1993, Ms. Li was employed in various financial positions, including Executive Accountant, and Head of the Finance Department at First Plastic Machinery Factory.  Ms. Li graduated from the Shanghai Finance and Economics Institute.

Mr. Wensheng Sun, age 40, has been LiKang Disinfectant's Vice-General Manager for Production since 1995 and has held the same position at LiKang Disinfectant since 1995 following completion of his Masters degree in Medicine at the Second Military Medical University School of Pharmacy.

Mr. Rick Wang, age 33, currently serves as Linkwell Corporation's Secretary. Mr. Wang joined LiKang Disinfectant in 1999 and received his bachelor degree from the Public Health Department of Xinjiang Medical College in 1997.

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

Committees of the Board of Directors

Our Board of Directors has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee or any committees performing a similar function.  The functions of those committees are being undertaken by the entire board as a whole.  Because we do not have any independent directors, our Board of Directors believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

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

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B.  In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

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

Our Board of Directors is comprised of individuals who were integral to our formation and who are involved in our day to day operations.  While we would prefer that one or more of our directors be an audit committee financial expert, none of these individuals who have been key to our development have professional backgrounds in finance or accounting. When we are able to expand our Board of Directors to include one or more independent directors, we intend to establish an Audit Committee.  It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert.  Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor is our Board of Directors required to establish or maintain an Audit Committee or other committee.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer.  Our principal executive officer also serves as our principal financial officer. No other executive officer received total annual compensation exceeding $100,000.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensations ($) (i)	Total ($) (j)

Xuelian Bian 1	2008	12,800							12,800
Chief Executive Officer, principal	2007	12,800							10,250
executive officer, and principal financial officer

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized For Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our Stock Option Plan and any compensation plans not previously approved by our stockholders as of December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our stockholders:
2005 Equity Compensation Plan	2,000,000	0.21	8,000,000

Plans not approved by stockholders:	N/A	N/A	N/A
None

Stock Option Plans

Year 2000 Equity Compensation Plan

On October 10, 2000, our Board of Directors adopted our Year 2000 Equity Compensation Plan under which a total of 540,000 shares of common stock are made available for the granting of awards, a portion or all of which may qualify as incentive stock options, non-incentive stock options and restricted stock grants.  The purpose of the plan, which was approved by our shareholders on November 10, 2000, is to encourage stock ownership by our officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us.  If any option or restricted stock grant expires or terminates before it has been exercised in full, the shares of common stock allocable to the unexercised portion of such option or restricted stock grant may again be subject to an option or restricted stock grant under the 2000 Equity Compensation Plan.  The number of shares available and subject to options, option prices and, to the extent applicable, the number of shares subject to any restricted stock grant will be adjusted upward or downward, as the case may be, in the event of any subdivision or consolidation of shares or other capital readjustment, stock dividend, merger, consolidation or similar transaction affecting the shares.  At December 31, 2008 we did not have any options to purchase shares of our common stock outstanding under the plan.

The 2000 Equity Compensation Plan is administered by our Board of Directors which has the sole authority to determine which eligible employees of our company receive options and restricted stock grants under the plan, the times when options and restricted stock grants are granted, the number of shares covered by the option and restricted stock grant, the provisions of any agreement and when options may be exercised or when restricted stock grants become vested.  In addition, the Board has the power and authority to construe and interpret the Plan.

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

Non-Qualified Stock Option Plan

On December 21, 2000 our Board of Directors adopted our Non-Qualified Stock Option Plan under which a total of 200,000 shares of common stock are made available for granting of non-qualified stock options to officers, directors, employees and key advisors or consultants.  The purpose of the plan is to encourage the participants to contribute materially to our growth.  If any option expires or terminates before it has been exercised in full, the shares of common stock allocable to the unexercised portion of such option may again be subject to an option under the Non Qualified Stock Option Plan.  The number of shares available and subject to options and option prices will be adjusted upward or downward, as the case may be, in the event of any subdivision or consolidation of shares or other capital readjustment, stock dividend, merger, consolidation or similar transaction affecting the shares.  At December 31, 2008 we did not have any options to purchase shares of our common stock outstanding under the plan.

The Non-Qualified Stock Option Plan is administered by our Board of Directors which has the sole authority to determine which who is eligible to receive grants of non-qualified options under the plan, the times when options are granted, the number of shares covered by the option, the provisions of any agreement and when options may be exercised.  In addition, the Board has the power and authority to construe and interpret the Plan.

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

2005 Equity Compensation Plan

On June 28, 2005, our Board of Directors adopted our 2005 Equity Compensation Plan under which 5,000,000 shares of our common stock have been reserved for issuance upon the exercise of options or stock grants under the plan.  Our officers, directors, key employees and consultants are eligible to receive stock grants and non-qualified options under the Plan. Only our employees are eligible to receive incentive options.  The purpose of the 2005 Equity Compensation Plan is to encourage stock ownership by our officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of our business and an added incentive to continue to advance and contribute to us.  Shares used for stock grants and plan options may be authorized and unissued shares or shares reacquired by us, including shares purchased in the open market.  Shares covered by plan options which terminate unexercised will again become available for grant as additional options, without decreasing the maximum number of shares issuable under the plan, although such shares may also be used by us for other purposes.  As of December 31, 2008 we had no outstanding options or stock grants under the plan and no shares available for issuance under the 2005 Equity Compensation Plan.

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

The term of each plan option and the manner in which it may be exercised is determined by the Board of Directors or the committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant.  The plan provides that, with respect to incentive stock options, the aggregate fair market value (determined as of the time the option is granted) of the shares of common stock, with respect to which incentive stock options are first exercisable by any option holder during any calendar year shall not exceed $1,000,000.  Unless the plan is approved by our shareholders within one year of the effective date, no incentive stock options may be granted and all incentive stock options that may have been previously granted shall automatically be converted into non-qualified stock options.  As of the date of this annual report, we have not submitted the 2005 Equity Compensation Plan to our shareholders for approval.

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

The amendment to our Equity Compensation Plan will increase the number of shares of common stock with respect to which awards may be granted under the Equity Compensation Plan from 5,000,000 to 15,000,000.  On May 1, 2008, the Company entered into a two year agreement with China Health Capital Group, Inc. (“CHC”) to provide the Company with financial and investment services. In connection with this agreement, on June 24, 2008, the Company issued 2,000,000 shares of Common Stock under the Equity Compensation Plan valued at $0.21 per share to CHC and recorded $420,000 as deferred compensation. For the fiscal year ended December 31, 2008, amortization of consulting compensation amount to $140,000. At December 31, 2008 we had 77,955,475 shares of our common stock issued and outstanding.  The following table sets forth information regarding the beneficial ownership of our common stock as of December, 2008 by:

•	Each person known by us to be the beneficial owner of more than 5% of our common stock;
•	Each of our directors;
•	Each of our executive officers; and
•	Our executive officers, directors and director nominees as a group.

Security Ownership of Certain Beneficial Owners and Management

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class 1

Xuelian Bian	20,420,919	26.2%
Wei Guan	13,602,551	17.4%
All officers and directors as a group (two persons)	34,023,470	43.6%

Holders of 5% or more of the total number of shares outstanding

1 Calculated based on 77,955,475 shares outstanding as December 31, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

LiKang Disinfectant is engaged in business activities with four related parties.  These companies are referred to throughout this report and financial documents as “related parties” or “affiliated entities”:

Shanghai LiKang Meirui Pharmaceutical High-Tech Co., Limited

Shanghai LiKang Meirui Pharmaceutical High-Tech Co., Ltd. was previously a supplier of both raw materials and finished products to LiKang Disinfectant. Currently, however, Shanghai  LiKang Meirui  Pharmaceutical  High-Tech  Co.,  Ltd only  purchases  products from us which it resells to the  retail/consumer market in  the PRC.  Shanghai Shanhai Group is the majority owner of Shanghai LiKang Meirui Pharmaceutical High-Tech Co., Ltd., owning a 68% interest.

At December 31, 2008, we do not owe Shanghai LiKang Meirui Pharmaceutical High-Tech Co., Ltd. any amount for products purchased.

In January 2005 LiKang Disinfectant signed a two year agreement with Shanghai LiKang Meirui Pharmaceutical High-Tech Co., Ltd. to market its products to the retail/consumer market using Shanghai LiKang Meirui Pharmaceutical High-Tech Co. Ltd.'s proprietary sales network which caters to the retail/consumer market in China.  For the fiscal year ended December 31, 2008 we recorded net revenues on sales to this affiliate of $51,702. At December 31, 2008, Shanghai LiKang Meirui Pharmaceuticals High-Tech Company owed us $169,545.

Shanghai ZhongYou Pharmaceutical High-Tech Co., Limited.

Mr. Xuelian Bian and Wei Guan; our officers, directors and principal shareholders, are the shareholders of ZhongYou Pharmaceutical owning 90% and 10%, respectively.  During the fiscal year ended 2007, Mr. Xuelian Bian and Wei Guan sold all of their shares of ZhongYou Pharmaceutical to Shanghai Jiuqing Pharmaceuticals Company, Limited., which is 100% owned by Shanghai Ajiao Shiye Co. Ltd. Mr. Bian is a 60% shareholder of Shanghai Ajiao Shiye Co. Limited. ZhongYou Pharmaceutical distributes our products to the commercial medical industry.  For the fiscal year ended December 31, 2008 we recorded net revenues of $2,553,602 from sales to ZhongYou Pharmaceutical.  At December 31, 2008 ZhongYou Pharmaceutical owed us $3,596,333 as a related party receivable for products purchased from us.

In December 2005, we loaned ZhongYou Pharmaceutical $100,000 for working capital purposes.  The loan accrues interest at the rate of 3% per annum.  The principal and interest were paid in April 2006.

Shanghai Jiuqing Pharmaceuticals Company, Limited

Shanghai Ajiao Shiye Co. Ltd. owns 100% of Shanghai Jiuqing Pharmaceuticals Company, Limited.  Xuelian Bian is a 60% shareholder of Shanghai Ajiao Shiye Co. Ltd. Shanghai Jiuqing Pharmaceuticals Company, Limited distributes our products to the commercial medical industry. For the fiscal year ended December 31, 2008 we recorded net revenues of $18,255 from sales to this related party.  At December 31, 2008 Shanghai Jiuqing Pharmaceuticals Company, Limited owed us $81,112 as a related party receivable for products purchased from us.

Shanghai LiKang Biological Hi-Tech Company, Ltd.

Shanghai LiKang Biological High-Tech Company, Ltd is 40% owned by LiKang Pharmaceutical and 60% owned  by Mr. Xuelian Bian, an executive officer and director of our company. On March 25, 2008, our wholly-owned subsidiary Linkwell Tech purchased a 100% equity interest in LiKang Biological from LiKang Pharmaceutical and Mr. Xuelian Bian. LiKang Pharmaceuticals is owned by Mr. Bian and Wei Guan, 90% and 10%, respectively.  However, due to the time consuming and complicated nature of the approval procedures of the Ministry of Commerce of the People’s Republic of China, the parties agreed to enter into amendment to the Biological Stock Purchase Agreement to change the purchaser of Linkwell Tech to LiKang Disinfectant. Approval from Ministry of Commerce, the People’s Republic of China will not be necessary if LiKang Disinfectant acquires 100% of the equity interest in Shanghai LiKang Biological. Shanghai LiKang Biological manufactures and sells biological products, cosmetic products and develops technology for third parties. For the fiscal year ended December 31, 2008 and 2007, the Company recorded net revenues of $0 and $851 to Biological, respectively and made purchases of $160,395 and $57,032 from Biological respectively. The amount of $831,607 (RMB 5,700,000) was loaned to Biological for working capital purpose during the year of 2007. In addition, the amount of $932,550 was loaned to Bioligical from LiKang Disinfectant for the same purpose in 2008 and are reflected on the accompanying balance sheet as due from a related party. At December 31, 2008, the remaining balance of accounts receivable due from Biological of $1,764,157. The loans were non-interest bearing. At December 31, 2008, the remaining balance of accounts payable due to Biological of $93,707 recorded to LiKang Disinfectant.

Other related party transactions

There were no other related party transactions.

Director Independence

None of the members of our Board of Directors are “independent” as defined by Rule 4200(a)(14) of the Financial Industry Regulatory Authority (FINRA) Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Sherb & Co., LLP served as our independent registered public accounting firm for fiscal 2008 and 2007.  The following table shows the fees that were billed for the audit and other services provided by the firm for fiscal 2008 and 2007.

	Fiscal 2008	Fiscal 2007

Audit Fees	$67,500	$85,500
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$67,500	$85,500

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2008 were pre-approved by the entire Board of Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
2.1	Stock Purchase Agreement between HBOA.Com, Inc., Philip J. Davis and John C. Lee dated November 17, 1999 (1)
2.2	Amendment No. 1 to the Stock Purchase Agreement between HBOA.Com, Inc., Phillip J. Davis and John C. Lee dated December 28, 1999 (1)

2.3	Stock Exchange Agreement dated May 2, 2005 by and among Kirshner Entertainment & Technologies, Inc., Gary Verdier, Linkwell Tech Group, Inc. and the shareholders of Linkwell (2)
3.1	Articles of Incorporation (3)
3.2	Articles of Amendment to Articles of Incorporation (4)
3.3	Articles of Amendment to Articles of Incorporation (5)
3.4	Articles of Amendment to Articles of Incorporation (6)
3.5	Articles of Amendment to the Articles of Incorporation (11)
3.6	Bylaws (3)
3.7	Articles of Amendment to the Articles of Incorporation (12)
4.1	Form of common stock purchase warrant (7)
4.2	Form of Class A and Class B Common Stock Purchase Warrants (11)
10.1	HBOA Holdings, Inc. - Year 2000 Equity Compensation Plan (8)
10.2	HBOA Holdings, Inc. - Non Qualified Stock Option Plan (9)
10.3	Linkwell Corporation 2005 Equity Compensation Plan (10)
10.3(a)	Linkwell Corporation 2005 Equity Compensation Plan*
10.4	Consulting and Management Agreement dated August 24, 2005 between Linkwell Corporation and China Direct Investments, Inc. (20)
10.5	Form of Subscription Agreement for $1,500,000 unit offering (11)
10.6	Form of agreement between Shanghai LiKang Disinfectant High-Tech Company, Limited and its customers (12)
10.7	Form of agreement between Shanghai LiKang Disinfectant High-Tech Company, Limited and its suppliers (12)
10.8	Sales Agreement dated as of January 1, 2005 between Shanghai LiKang Disinfectant High-Tech Co., Ltd. and Shanghai LiKang Meirui Pharmaceutical High-Tech Co., Ltd. (20)
10.9	Lease Agreement effective January 1, 2005 between Shanghai LiKang Disinfectant High-Tech Co., Ltd. and Shanghai Shanhai Group for principal executive offices (20)
10.10	Lease Agreement effective January 1, 2002 between Shanghai LiKang Pharmaceuticals Co., Ltd. and Shanghai LiKang Disinfectant High-Tech Co. Ltd. (20)
10.11	Lease Agreement effective January 1, 2005 between Shanghai Jinshan Zhuhang Plastic Lamp Factory, Ltd. and Shanghai LiKang Disinfectant High-Tech Co. Ltd. (20)
10.12	Manufacturing Agreement dated as of January 1, 2005 between Shanghai LiKang Disinfectant High-Tech Co., Ltd. and Shanghai LiKang Meirui Pharmaceutical High-Tech Co., Ltd. (20)
10.13	Stock Purchase Agreement effective February 6, 2006 between Linkwell Corporation, Aerisys Incorporated and Gary Verdier (13)
10.14	Transfer Agreement dated August 5, 2005 between Shanghai LiKang Disinfectant High-Tech Company, Limited, Shanghai LiKang Pharmaceuticals Technology Company and Xuelian Bian (20)
10.15	Contract Management Agreement dated January 1, 2005 between Shanghai Shanhai Group and Shanghai LiKang Disinfectant High-Tech Co., Ltd. (20)
10.16	Lease Agreement dated December 15, 2004 between Shanghai Shanhai Group and Shanghai LiKang Disinfectant High-Tech Co., Ltd. (20)
10.17	Lease Agreement dated August 11, 2005 between Shanghai Henglain Industrial Co., Ltd. and Shanghai LiKang Disinfectant High-Tech Co., Ltd. (20)
10.18	Lease Agreement dated September 16, 2005 between Shanghai Henglain Industrial Co., Ltd. and Shanghai LiKang Disinfectant High-Tech Co., Ltd. (20)
10.19	Disinfection Education Center Agreement dated May 25, 2006 between Shanghai LiKang Disinfectant High-Tech Co., Ltd. and China Pest Infestation Control and Sanitation Association (20)
10.20	Agreement between Linkwell Corporation and China Direct Investments, Inc. (21)
10.21	Stock Purchase Agreement, dated April 6, 2007, by and among the Company, Linkwell Tech, Xuelian Bian and LiKang Pharmaceutical (22)
10.21(a)	Amendment to Stock Purchase Agreement, dated March 25, 2008 by and among the Company, Linkwell Tech, Xuelian Bian and LiKang Pharmaceutical (23)
10.22	Stock Purchase Agreement, dated April 6, 2007, by and among the Company, Linkwell Tech, Xuelian Bian and LiKang Pharmaceutical (22)
10.22(a)	Amendment to Stock Purchase Agreement, dated March 25, 2008, by and among the Company, Linkwell Tech and Shanghai Shanhai (23)

10.23	Loan agreement between LiKang Disinfectant and LiKang Biological, as translated, dated January 2, 2007 (24)
10.24	Consulting agreement dated September 8, 2006 between Linkwell Corp and Zhiyan Shi (24)
10.25	Stock Purchase Agreement dated February 15, 2008, among Linkwell Corporation, Linkwell Tech Group, Inc., and Ecolab Inc. (25)
10.26	Linkwell Tech Group, Inc. Stockholders Agreement, dated May 30, 2008, by and among Linkwell Tech Group, Inc., Linkwell Corp. and Ecolab Inc. (26)
10.27	Registration Rights Agreement, dated May 30, 2008, by and among Ecolab Inc. and Linkwell Corp. (26)
10.28	Stock Purchase Agreement dated May 29, 2008, by and between Shanghai Likang Disinfectant Hi-Tech Co., Ltd, and Hong Kong Linkwell International Trading Company (27)
10.29
Amended and Restated Stock Purchase Agreement, dated March 5, 2009, by and among the Linkwell Corp., Linkwell Tech Group, Inc., Shanghai Likang Biological High-Tech Co., Ltd., Shanghai Likang Disinfectant Hi-Tech Co., Ltd., Xuelian Bian and Shanghai Likang Pharmaceutical Technology Co., Ltd. (28)

14.1	Code of Business Conduct and Ethics (20)
21.1	Subsidiaries of the small business issuer (20)
23.1	Consent of Sherb & Co., LLP*
31.1	Section 302 Certificate of Chief Executive Officer*
31.2	Section 302 Certificate of principal financial and accounting officer *
32.1	Section 906 Certificate of Chief Executive Officer *

* filed herewith

(1)	Incorporated by reference to the Form 10-SB as filed on June 17, 1999.
(2)	Incorporated by reference to the Report on Form 8-K as filed on December 3, 1999.
(3)	Incorporated by reference to the Report on Form 8-K as filed on December 8, 1999.
(4)	Incorporated by reference to the Report on Form 8-K as filed on December 27, 2001.
(5)	Incorporated by reference to the annual report on Form 10-KSB for the fiscal year ended December 31, 2002.
(6)	Incorporated by reference to the Report on Form 8-K as filed on March 17, 2005.
(7)	Incorporated by reference to the Report on Form 8-K as filed on April 15, 2005.
(8)	Incorporated by reference to the Report on Form 8-K as filed on January 31, 2002.
(9)	Incorporated by reference to the Report on Form 8-K as filed on February 1, 2005.
(10)	Incorporated by reference to the Report on Form 8-K as filed on August 17, 2006.
(11)	Incorporated by reference to the Report on Form 8-K as filed on August 22, 2006.
(12)	Incorporated by reference to the Report on Form 8-K as filed on September 15, 2006.
(13)	Incorporated by reference to the Report on Form 8-K as filed on October 14, 2006.
(14)	Incorporated by reference to the Report on Form 8-K as filed on October 27, 2006.
(15)	Incorporated by reference to the Report on Form 8-K as filed on October 27, 2006.
(16)	Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-138297 as filed on October 30, 2006.
(17)	Incorporated by reference to the registration statement on Form SB-2, SEC File No. 333-139752, as amended, as initially filed on December 29, 2006.
(18)	Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-125871, as filed on June 16, 2005.
(19)	Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-121963, as filed on January 11, 2005.
(20)	Incorporated by reference to the registration statement on Form SB-2, SEC File No. 333-131666, as amended, as initially filed on February 8, 2006.
(21)	Incorporated by reference to the by reference to the annual report on Form 10-KSB for the fiscal year ended December 31, 2006.
(22)	Incorporated by reference to the Report on Form 8-K as filed on April 14, 2007.
(23)	Incorporated by reference to the Report on Form 8-K as filed on March 28, 2008
(24)	Incorporated by reference to the by reference to the quarterly report on Form 10-QSB for the quarter ended March 31, 2007.

(25)	Incorporated by reference to the annual report on Form 10-KSB as filed on April 15, 2008
(26)	Incorporated by reference to the Report on Form 8-K as filed on June 5, 2008.
(27)	Incorporated by reference to the by reference to the quarterly report on Form 10-QSB for the quarter ended August 26, 2008.
(28)	Incorporated by reference to the Report on Form 8-K as filed on March 10, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2009	Linkwell Corporation

By: /s/ Xuelian Bian
Xuelian Bian
CEO, President,
Principal executive officer,
Principal financial and accounting officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xuelian Bian Xuelian Bian	CEO, President, Chairman, Principal executive officer principal financial and accounting officer	April 27, 2009

/s/ Wei Guan Wei Guan	Vice President, Secretary and Director	April 27, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Linkwell Corporation and Subsidiaries
Shanghai, China

We have audited the accompanying consolidated balance sheets of Linkwell Corporation and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Linkwell Corporation and Subsidiaries as of December 31, 2008 and 2007, and the results of their operation and their cash flows for the year ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Certified Public Accountants

New York, NY
March 31, 2009

LINKWELL CORPORATION AND SUBSIDIARIES

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalent	$2,072,687	$782,727
Accounts receivable (net of allowance for doubtful accounts of of $801,895 and $460,175 at December 31, 2008 and 2007 respectively)	3,526,440	2,759,745
Accounts receivable-related parties (net of allowance for doubtful accounts of $376,437 and $221,359 at December 31, 2008 and 2007 respectively)	3,470,553	1,992,233
Other receivables	204,480	157,835
Inventories (net of reserve for obsolete inventory of $145,031 and $136,287 at December 31, 2008 and December 31, 2007 respectively)	1,207,352	824,653
Prepaid expenses and other current assets	339,378	-
Due from related parties	2,158,077	946,591
Assets from discontinued operations	-	1,804,445
Total current assets	12,978,967	9,268,229

Property, plant and equipment - net	703,935	747,253

Total assets	$13,682,902	$10,015,482

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loans payable	$744,069	$699,210
Accounts payable and accrued expenses	1,508,271	1,209,228
Taxes payable	220,103	92,933
Other payables	368,690	174,704
Due to related parties	94,583	41,801
Advances from customers	91,326	24,644
Liabilities of discontinued operation	-	1,459,905
Total current liabilities	3,027,042	3,702,425

Fair value of derivative instrument	281,030	-

Minority interest	2,118,970	527,244

Stockholders' Equity:
Preferred Stock: (No par value; 10,000,000 authorized, no shares issued and outstanding at December 31, 2008 and 2007, respectively)	-	-
Common Stock: ($.0005 par value, 150,000,000 authorized, 77,955,475 and 73,731,675 shares issued and outstanding at December 31, 2008 and 2007, respectively)	38,978	36,866
Common stock issuable	-	11
Additional paid-in capital	6,512,346	5,724,363
Statutory surplus reserve	561,222	319,036
Retained earnings	430,849	(829,957)
Deferred compensation	(318,556)	(51,389)
Accumulated other comprehensive income	1,031,021	586,883
Total stockholders' equity	8,255,860	5,785,813

Total liabilities and stockholders' equity	$13,682,902	$10,015,482

See notes to audited consolidated financial statements.

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2008	2007
NET REVENUES
Non-affiliated companies	$9,362,364	$5,486,026
Affiliated companies	2,623,560	2,641,691
Total Net Revenues	11,985,924	8,127,717

COST OF SALES	(5,963,830)	(4,259,128)
GROSS PROFIT	6,022,094	3,868,589

OPERATING EXPENSES:
Selling expenses	1,083,431	848,488
General and administrative	2,432,327	2,629,006
Total Operating Expenses	3,515,758	3,477,494

INCOME FROM OPERATIONS	2,506,336	391,095

OTHER (EXPENSE) INCOME:
Other (expense) income	(66,554)	144,895
Put option expenses	(281,030)	-
Interest income	6,455	3,649
Interest expense	(64,191)	(67,717)
Total Other (Expense) Income	(405,320)	80,827

INCOME FROM CONTINUING OPERATION BEFORE INCOME TAXES AND MINORITY INTEREST	2,101,016	471,922

INCOME TAXES	(387,324)	-

INCOME FROM CONTINUING OPERATION BEFORE MINORITY INTEREST AND DISCONTINUED OPERATION	1,713,692	471,922

MINORITY INTEREST	(149,505)	(132,924)

INCOME FROM CONTINUING OPERATION	1,564,187	338,998

DISCONTINUED OPERATIONS:
Gain from discontinued operation (including gain on disposal of $25,322 at June 30, 2008 )	65,083	21,137

NET INCOME	$1,629,270	$360,135

BASIC AND DILUTED INCOME PER COMMON SHARE:
Basic earnings per shares from continuing operation	$0.02	$0.00
Basic earnings per shares including discontinued operation	$0.02	$0.00
Diluted earnings per shares from continuing operation	$0.02	$0.00
Diluted earnings per shares including discontinued operation	$0.02	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	75,339,667	73,195,593
Diluted	75,549,558	73,455,345

See notes to audited consolidated financial statements.

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Additional				Other	Total
	Common Stock		Common Stock Issuable		Paid-in	Statutory	Retained	Deferred	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Compensation	Income	Equity

Balance, January 1, 2007	69,868,355	$34,934	-	$-	$5,290,536	$319,036	$(1,190,092)	$(646,222)	$136,706	$3,944,898

Grant of common stock for services	650,000	325	-	-	110,175	-	-	(76,500)	-	34,000
Warrants exercised	3,213,320	1,607	-	-	319,725	-	-	-	-	321,332
Common stock issuable for services	-	-	21,280	11	3,927	-	-	-	-	3,938
Amortization of deferred compensation	-	-	-	-	-	-	-	671,333	-	671,333
Comprehensive income:
Net income for the year	-	-	-	-	-	-	360,135	-	-	360,135
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	450,177	450,177
Subtotal										810,312

Balance, December 31, 2007	73,731,675	36,866	21,280	11	5,724,363	319,036	(829,957)	(51,389)	586,883	5,785,813

Grant of common stock for services	2,623,800	1,312	(21,280)	(11)	483,783	-	-	(456,000)	-	29,084
Common stock issued for acquisitions	1,500,000	750	-	-	284,250	-	-	-	-	285,000
Amortization of deferred compensation	-	-			-		-	188,833	-	188,833
Warrants exercised	100,000	50	-	-	19,950	-	-	-	-	20,000
Adjustment to statutory reserve	-	-	-	-	-	242,186	(242,186)	-	-	-
Deemed Dividend for 10% minority interest acquisition	-	-	-	-	-	-	(126,278)	-	-	(126,278)
Comprehensive income:
Net income for the year	-	-	-	-	-	-	1,629,270	-	-	1,629,270
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	444,138	444,138
Subtotal	-	-	-	-	-	-	-	-	-	2,073,408

Balance, December 31, 2008	77,955,475	$38,978	-	$-	$6,512,346	$561,222	$430,849	$(318,556)	$1,031,021	$8,255,860

See notes to audited consolidated financial statements.

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continued operations	$1,629,270	$360,135
Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
Amortization of deferred compensation	188,833	671,333
Depreciation	123,666	124,908
Minority interest	149,505	132,924
Allowance for doubtful accounts	427,561	315,536
Allowance for doubtful accounts-related party	155,078	133,422
Gain from disposal of discontinued operation	(25,322)	-
Stock-based compensation	29,084	37,938
Expense from derivative liabilities	281,030	-
Changes in assets and liabilities:
Accounts receivable	(1,108,415)	(1,447,158)
Accounts receivable - related party	(1,633,398)	(719,230)
Other receivable	(46,645)	(157,835)
Inventories	(391,443)	(297,967)
Prepaid and other current assets	(339,378)	153,869
Accounts payable and accrued expenses	299,043	51,159
Tax payable	127,170	92,933
Other payable	193,986	136,371
Advances from customers	66,682	(88,579)
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS	126,307	(500,241)
Changes in assets of discontinued operation	(69,237)	(755,188)
Changes in liabilities of discontinued operation	147,307	622,035
NET CASH PROVIDED BY (USED IN) OPERATIONS	204,377	(633,394)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(108,988)	(99,349)
Cash paid for minority interest	(399,057)	-
NET CASH USED IN INVESTING ACTIVITIES	(508,045)	(99,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	732,517	699,210
Repayment for loans payable	(732,517)	(699,210)
Proceeds from issuance of Linkwell Tech shares	2,000,000	-
Increase in due from related parties	(919,694)	(586,517)
Proceed from due to related party	52,782	(123,670)
Proceeds from Warrants Exercised	20,000	321,332
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,153,088	(388,855)

EFFECT OF EXCHANGE RATE ON CASH	440,540	508,053

NET INCREASE (DECREASE) IN CASH	1,289,960	(613,545)
CASH - beginning of period	782,727	1,396,272

CASH - end of period	$2,072,687	$782,727

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$64,191	$67,717
Income taxes	$278,367	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stocks to buy minority interest	$285,000	$-
Receivable from sale of discontinued operation	$291,792	$-
Dividends for minority interest acquisition	$126,278	$-
Adjustment to statutory reserve	$242,186	$-

See notes to audited consolidated financial statements.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Linkwell Corporation (formerly Kirshner Entertainment & Technologies, Inc.) (the “Company”) was incorporated in the state of Colorado on December 11, 1996. On May 31, 2000, the Company acquired 100% of HBOA.Com, Inc. The Company focused on development of an Internet portal through which home based business owners, as well as commercial private label businesses, could obtain the products, services, and information necessary to start, expand and profitably run their businesses. On December 28, 2000, the Company formed a new subsidiary, Aerisys Incorporated (“Aerisys”), a Florida corporation, to handle commercial private business. In June 2003, the Company formed its entertainment division and changed its name to reflect this new division. Effective as of March 31, 2003, we discontinued our entertainment division and our technology division, except for the Aerisys operations that continue on a limited basis.

On May 2, 2005, the Company entered into and consummated a share exchange with all of the shareholders of Linkwell Tech Group, Inc. (“Linkwell Tech”). Linkwell Tech was founded on June 22, 2004, as a Florida corporation. Pursuant to the share exchange, the Company acquired 100% of the issued and outstanding shares of Linkwell Tech's common stock, in exchange for 36,273,470 shares of our common stock, which at closing represented approximately 87.5% of the issued and outstanding shares of our common stock. As a result of the transaction, Linkwell Tech became our wholly owned subsidiary. For financial accounting purposes, the exchange of stock was treated as a recapitalization of Kirshner with the former shareholders of the Company retaining 7,030,669 or approximately 12.5% of the outstanding stock. The consolidated financials statements reflect the change in the capital structure of the Company due to the recapitalization and the consolidated financial statements reflect the operations of the Company and its subsidiaries for the periods presented.

On June 30, 2004, Linkwell Tech acquired 90% of Shanghai LiKang Disinfectant High-Tech Company, Ltd. (“LiKang Disinfectant”), a company incorporated in the People’s Republic of China (the “PRC”) through a stock exchange. The transaction through which Linkwell Tech acquired its 90% interest in LiKang Disinfectant resulted in the formation of a U.S. holding company by the shareholders of LiKang as it did not result in a change in the underlying ownership interest of LiKang Disinfectant. LiKang Disinfectant is a science and technology enterprise founded in 1988. LiKang Disinfectant is involved in the development, production, marketing, sales, and distribution of disinfectant health care products.

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

In August 2006, LiKang Disinfectant incorporated a new subsidiary, Shanghai LiKang International Trade Co., Ltd (“LiKang International”), a PRC company. The primary business of LiKang International involves import and export activities relating to computer, computer components, instruments and meters, electromechanical devices, constructional materials, metallic material, hardware, handiwork, knitting textile, furniture, chemical raw materials, and business consulting service, investment consulting, graphics design, conference services, exhibition services, equipment lease and the import and export of technology.

On April 6, 2007, our subsidiary, Linkwell Tech, entered into two material stock purchase agreements as follows:

-
Linkwell Tech entered into an agreement (the “Biological Stock Purchase Agreement”) to acquire a 100% equity interest in Shanghai LiKang Biological High-Tech Company, Ltd. (“LiKang Biological”), a Chinese company, in a related party transaction with Mr. Xuelian Bian, the Company’s Chief Executive Officer, Mr. Wei Guan, the Company’s Vice-President and Secretary, and Shanghai Likang Pharmaceuticals Technology Co., Ltd. (“LiKang Pharmaceutical”). Before the Biological Stock Purchase Agreement, Mr. Bian and Mr. Guan owned 90% and 10% of LiKang

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Pharmaceutical, respectively. Mr. Bian and LiKang Pharmaceutical owned 60% and 40% of LiKang Biological, respectively. Pursuant to the terms of the Biological Stock Purchase Agreement, Mr. Bian and LiKang Pharmaceutical were to receive 1,000,000 shares of Linkwell Corporation restricted common stock.

Due to restrictions under PRC law that prohibited the consideration contemplated by the Biological Stock Purchase Agreement, the agreement did not close. As a result, on March 25, 2008, the parties agreed to enter into an amendment to the Biological Stock Purchase Agreement (“Biological Amendment”) in an effort to complete the stock purchase transaction. Pursuant to the terms of the Biological Amendment, the only material change to the Biological Stock Purchase Agreement related to the consideration paid by Linkwell Tech to Xuelian Bian and LiKang Pharmaceutical, which was changed from 1,000,000 shares of the Company’s common stock to $200,000 and 500,000 shares of common stock. As of December 31, 2008, the Biological Stock Purchase Agreement was pending and required further approval from the PRC Ministry of Commerce. Due to the time consuming and complicated nature of the approval procedure, the parties agreed to enter into a second amendment to the Biological Stock Purchase Agreement in order to complete the purchase transactions timely and properly. Pursuant to the terms of the Biological Amendment, the purchaser was changed from Linkwell Tech to LiKang Disinfectant, in addition, the consideration changed to RMB2,000,000, approximately $291,792 and 500,000 shares of common stock. Approval from Ministry of Commerce, in the People’s Republic of China will not be necessary if LiKang Disinfectant acquires 100% of the equity interest in LiKang Biological, because both companies are companies regiested in PRC. This transaction closed on March 5, 2009.

-
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

Due to restrictions under PRC law that prohibited the consideration then contemplated by the Disinfectant Stock Purchase Agreement, the agreement did not close. As a result of this, on March 25, 2008, the parties agreed to enter into an amendment to the Disinfectant Stock Purchase Agreement (“Disinfectant Amendment”) in an effort to complete the stock purchase transaction. Pursuant to the terms of the Disinfectant Amendment, the only material change to the Disinfectant Stock Purchase Agreement related to the consideration paid by Linkwell Tech to the Shanghai Shanhai Group for the remaining 10% equity interest, which was changed from 3,000,000 shares of Common Stock, to $380,000 and 1,500,000 shares of Common Stock. Due to the fluctuation of the applicable exchange rate, the cash consideration was increased to $399,057. The other terms of the Disinfectant Stock Purchase Agreement remained in full force and effective.

Linkwell Tech paid $395,800 to the Shanghai Shanhai Group on February 21, 2008 and paid $3,257 on April 18, 2008. A total of 1,500,000 shares were expected to be issued before the end of May, 2008. The parties agreed to extend the share issuance date until October 20, 2008. The Company valued the acquisition using the fair value of common shares at $0.19 per share and recorded an investment of $285,000. Including the cash payment of $399,057, the total investment for acquiring 10% equity interest in LiKang Disinfectant was $684,057. The cumulative minority interest of 10% equity interest in LiKang Disinfectant at March 25, 2008, was approximately $557,779. The difference between the total investment and the cumulative minority interest of $126,278 was deducted from retained earnings as dividends to the 10% minority shareholder, Shanghai Shanhai Group. As a result of the closing of the Disinfectant Stock Purchase Agreement, as amended, as of March 25, 2008, our wholly-owned subsidiary Linkwell Tech owns 100% of the equity interest in LiKang Disinfectant.

On February 15, 2008, we entered into a stock purchase agreement with Ecolab Inc., a Delaware corporation (“Ecolab”), pursuant to which Ecolab agreed to purchase 888,889 of shares of Linkwell Tech, or 10% of the issued and outstanding capital stock of Linkwell Tech, for $2,000,000. On March 28, 2008 and June 4, 2008, Linkwell Tech received $200,000 and $1,388,559, respectively from Ecolab. Including a $400,000 loan that Linkwell Tech received from Ecolab and accrued interest thereon of $11,441, Linkwell Tech received a total investment of $2,000,000 from Ecolab. On May 31, 2008, the Company, Linkwell Tech and Ecolab entered into a Linkwell Tech Group Inc. Stockholders Agreement (“Stockholders

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Agreement”), whereby both the Company and Ecolab are subject to, and beneficiaries of, certain pre-emptive rights, transfer restrictions and take along rights relating to the shares of Linkwell Tech that the Company and Ecolab each hold. As of May 31, 2008, the principal and accrued interest of $11,441 on the short-term $400,000 loan became part of Ecolab’s investment and does not need to be repaid.

On May 31, 2008, LiKang Disinfectant entered into a stock purchase agreement under which it sold 100% of the capital stock of its wholly-owned subsidiary, LiKang International, to Linkwell International Trading Co., Ltd, a company registered in Hong Kong which is 100% owned by Mr. Wei Guan, the Company’s Vice President, Secretary and Director.  Pursuant to the terms of the agreement, LiKang Disinfectant received $291,754 (RMB 2,000,000) once the agreement was approved by the PRC Ministry of Commerce with such approval occurring on March 27, 2008.

BASIS OF PRESENTATION

Certain reclassifications have been made to the prior year to conform to current year presentation. The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The audited consolidated financial statements of the Company include the accounts of its 90% owned subsidiary, Linkwell Tech Group, Inc., and its 100%-owned subsidiary, LiKang Disinfectant. All significant inter-company balances and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in the year ended December 31, 2008 and 2007 include the allowance for doubtful accounts, stock-based compensation, the useful life of property and equipment, the inventory reserve, and option value.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, customer advances, loans and amounts due from or to related parties approximate their fair market value based on the short-term maturity of these instruments.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Substantially all of the Company’s cash is maintained with state-owned banks within the People’s Republic of China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

ACCOUNTS RECEIVABLE

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2008 and 2007, the Company had established, based on a review of its non-related party accounts receivable outstanding balances, allowances for doubtful accounts in the amounts of $801,895 and $460,175, respectively. At December 31, 2008 and 2007, the Company had established, based on a review of its related party accounts receivable outstanding balances, allowances for doubtful accounts in the amounts of $376,437 and $221,359, respectively.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. The valuation of inventory requires the Company to estimate obsolete or excess inventory based on analysis of future demand for our products. Due to the nature of the Company’s business and our target market, levels of inventory in the distribution channel, changes in demand due to price changes from competitors and introduction of new products are not significant factors when estimating the Company’s excess or obsolete inventory. If inventory costs exceed expected market value due to obsolescence or lack of demand, inventory write-downs may be recorded as deemed necessary by management for the difference between the cost and the market value in the period that impairment is first recognized. As of December 31, 2008 and 2007, the reserve for obsolete inventory amounted to $145,031 and $136,287, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation and amortization are provided using the straight-line method over the estimated economic lives of the assets, which are from five to twenty years. The cost of repairs and maintenance are expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the fiscal year ended December 31, 2008 and 2007.

ADVANCES FROM CUSTOMERS

Advances from customers at December 31, 2008 and 2007 was $91,326 and $24,644, respectively, which consist of prepayments from third party customers to the Company for merchandise that had not yet been shipped by the Company. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

DISCONTINUED OPERATIONS

The Company records discontinued operations if both of the following conditions are met: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the Company as a result of the disposal transaction and (b) the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. During a period in which a component of the Company either has been disposed of or is classified as held for sale, the income statement of the Company for current and prior periods shall report the results of operations of the component, including any gain or loss recognized in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” in discontinued operations. The results of operations of a component classified as held for sale shall be reported in discontinued operations in the period(s) in which they occur. The results of discontinued operations, less applicable income taxes (benefit), shall be reported as a separate component of income before extraordinary items and the

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

cumulative effect of accounting changes (if applicable).

On May 31, 2008, LiKang Disinfectant entered into a stock sale agreement under which it sold 100% of the shares of its wholly-owned subsidiary, LiKang International to Linkwell International Trading Co., Ltd., a related party company registered in Hong Kong owned by Mr. Wei Guan, the Company’s Vice President, Secretary and Director. Since May 31, 2008, all financial statements of the Company, reported the results of operations of LiKang International as discontinued operations for all periods presented.

INCOME TAXES

The Company files federal and state income tax returns in the United States for its corporate operations, and files separate foreign tax returns for their Company's Chinese subsidiaries. Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

INCOME (LOSS) PER COMMON SHARE

The Company presents net income (loss) per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share”. Accordingly, basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding, without consideration for common stock equivalents. Diluted net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding as well as common share equivalents outstanding for the period determined using the treasury-stock method for stock options and warrants and the if-converted method for convertible notes. The Company has made an accounting policy election to use the if-converted method for convertible securities that are eligible to participate in common stock dividends, if declared; If the converted method was anti-dilutive (that is, the if-converted method resulted in a higher net income per common share amount than basic net income per share calculated under the two-class method), then the two-class method was used to compute diluted net income per common share, including the effect of common share equivalents. Diluted earnings per share reflects the potential dilution that could occur based on the exercise of stock options or warrants, unless such exercise would be anti-dilutive, with an exercise price of less than the average market price of the Company’s common stock.

The Company’ common stock equivalents at December 31, 2008 and 2007 included the following:

	December 31
	2008	2007
Warrants	33,469,795	33,921,545

REVENUE RECOGNITION

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, the Company recognizes revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. Revenue is not recognized until title and risk of loss is transferred to the customer, which occurs upon delivery of goods, and objective evidence exists that customer acceptance provisions have been met. Provisions for discounts and returns are provided for at the time the related sales are recorded, and are reflected as a reduction of sales. The Company bases its estimates on historical experience taking into consideration the type of products sold, the type of customer, and the type of specific transaction in each arrangement. Revenues represent the invoiced value of goods, net of value added tax (“VAT”).

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company does not offer promotional payments, customer coupons, rebates or other cash redemption offers to its customers. Deposits or advance payments from customers prior to delivery of goods and passage of title of goods are recorded as advances from customers.

In general, the related party does not hold the Company’s inventory. If the related party has inventory on hand at the end of a reporting period, the sale is reversed and the inventory is included on the Company’s balance sheet.

RELATED PARTIES

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company shall disclose all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to related party. The recognition of sales to related parties has no difference to sales to unrelated parties, i.e. revenue is not recognized until title and risk of loss is transferred to ultimate customer which, occurs upon delivery of goods, and objective evidence exists that customer acceptance provisions have been met.

CONCENTRATION OF CREDIT RISK

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The largest related party, ZhongYou Pharmaceutical and its branches (see note 5) purchased $2,553,603 and $2,186,647 of products (about 21% and 27% of net revenue), from the Company during the years ended December 31, 2008 and 2007, respectively. This related party customer accounted for 50% and 42% of accounts receivable-related parties as of December 31, 2008 and 2007, respectively. The largest non-related third party customer, Guangzhou LianJian Disinfectant Co., Ltd., purchased $1,926,432 and $1,752,135 of products (about 16% and 22% of net revenue) from the Company during the years ended December 31, 2008 and 2007 respectively. This non-related customer accounted for 50% and 58% of accounts receivable as of December 31, 2008 and 2007, respectively. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. The afore-mentioned related party customer and non-related party customer represented the largest customers, in excess of 10%, of total accounts receivable and accounts receivable-related parties and total net revenue, as of December 31, 2008 and 2007, and the related years then ended, respectively.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the People’s Republic of China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. At December 31, 2008 and 2007, the Company’s bank deposits by geographic area were as follows:

	December 31, 2008		December 31, 2007
United States	$905	0.1%	$11,911	1.5%
China	2,071,782	99.9%	770,816	98.5%
Total cash and cash equivalents	$2,072,687	100.0%	$782,727	100.0%

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME

The Company uses Statement of Financial Accounting Standards No.130 (SFAS 130) “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the year ended December 31, 2008 and 2007 comprehensive income included net income and unrealized gain from foreign currency translation adjustments.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $269,518 and $274,086 for the fiscal year ended December 31, 2008 and 2007 respectively.

ADVERTISING

Advertising is expensed as incurred. For the fiscal year ended December 31, 2008 and 2007, advertising expenses amounted to $2,943 and $5,069, respectively and were included in selling expenses.

STOCK-BASED COMPENSATION

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards No.123 (revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No.123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognizes the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. There were no options or warrants granted for services during the fiscal years ended December 31, 2008 and 2007.

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
DECEMBER 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiaries is the Renminbi, the local currency, or sometimes referred to as the Chinese Yuan (“RMB”). The financial statements of the subsidiary are translated into United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment was $1,031,021 and $572,650 as of December 31, 2008 and 2007, respectively. On December 31, 2008 and 2007, the exchange rate was 1 USD=6.85 RMB and 1 USD = 7.31 RMB, respectively. The average exchange rate used for the fiscal years ended December 31, 2008 and 2007 was 1 USD=6.96 RMB and 1 USD = 7.59 RMB, respectively.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of the Company’s products and fees paid to third parties. Research and development costs for the fiscal year ended December 31, 2008 and 2007 were approximately $137,588 and $61,452, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has adopted FSP APB 14-1 beginning January 1, 2009, and this standard must be applied on a retroactive basis. The Company is evaluating the impact the adoption of FSP APB 14-1 will have on its consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 to have a material impact on the preparation of its consolidated financial statements.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of (FSP) No. EITF 03-6-1 as well as the impact of the adoption on its consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-5, are no longer being considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-5 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of EITF 07-5 will have on its financial statement presentation and disclosures.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have an impact on its consolidated financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 2 – INVENTORIES

A summary of inventories by major category at December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
Raw materials	$592,380	$420,797
Work-in-process	47,621	31,012
Finished goods	712,382	509,131
	1,352,383	960,940
Less: Reserve for obsolescence	(145,031)	(136,287)
Net inventories	$1,207,352	$824,653

NOTE 3 – PROPERTY AND EQUIPMENT

At December 31, 2008 and 2007, property and equipment consist of the following:

	Estimated
	Useful Life	December 31,
	(In years)	2008	2007

Office equipment and furniture	3-7	$158,187	$140,240
Autos and trucks	5	201,723	157,179
Manufacturing equipment	2-10	346,420	263,021
Building	5-20	458,752	541,330
		1,165,082	1,101,770
Less: Accumulated depreciation		(461,147)	(354,517)
Total property and equipment, net		$703,935	$747,253

For the fiscal year ended December 31, 2008 and 2007, depreciation expense amounted to $82,583 and $126,295, respectively.

NOTE 4 – LOANS PAYABLE

Loans payable consisted of the following at December 31, 2008 and 2007:

	December 31,
	2008	2007
Loan from De Chang Credit Union due on June 16, 2009 and June 2, 2008 with interest at 8.96% and 7.88% per annum. Guaranteed by Shanghai Shanhai.	$379,329	$356,460
Loan from De Chang Credit Union due on December 10, 2009 and December 10, 2008 with interest 6.70% and 7.29% per annum. Guaranteed by Shanghai Shanhai and Chairman Bian.	364,740	342,750

Total Loans Payable	$744,069	$699,210

On February 15, 2008, the Company entered into issued a Promissory Note with Ecolab Inc., a Delaware corporation (“Ecolab”), whereby Ecolab agreed to loan the Company $400,000. This short-term loan was due on April 5, 2008 with an interest rate of 8% per annum. On April 14, 2008, the Company and Ecolab Inc. agreed to extend the maturity date of this loan

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 4 – LOANS PAYABLE (CONTINUED)

from April 5, 2008 to June 5, 2008 with the same interest rate. On March 27, 2008, Ecolab loaned the Company an additional $200,000 with an interest rate of 8% per annum. This short-term loan was due on June 5, 2008. These two short-term loans of $600,000 were not repaid to Ecolab but became partial payments of a $2,000,000 investment from Ecolab as described below.

On February 15, 2008, the Company entered into a stock purchase agreement with Ecolab Inc., a Delaware corporation (“Ecolab”), pursuant to which Ecolab agreed to purchase 888,889 of shares of Linkwell Tech, or 10% of the issued and outstanding capital stock of Linkwell Tech, for $2,000,000. As part of this transaction, $400,000 and $200,000 were paid to Linkwell Tech on February 15, 2008 and March 27, 2008, respectively, in the form of a short-term loan payable as described above. On May 31, 2008, the Company, Linkwell Tech and Ecolab signed a “Stockholders Agreement” and the principal and accrued interest on the short-term loans were retained by the Company as partial proceeds of Ecolab’s $2,000,000 investment in Linkwell Tech. Deducting the accrued accumulated interest of $11,441 on the two short-term loans of $600,000 at an interest rate of 8% as of June 30, 2008, Linkwell received the rest of the investment amount of $1,388,559 from Ecolab and the total accrued interest of $11,441, and the notes payable totaling $600,000, were forgiven.

NOTE 5 – RELATED PARTY TRANSACTIONS

Linkwell Tech's 90% owned subsidiary, LiKang Disinfectant, is engaged in business activities with four related parties: Shanghai LiKang Meirui Pharmaceuticals High-Tech Co., Ltd (“Meirui”), Shanghai ZhongYou Pharmaceutical High-Tech Co., Ltd., (“ZhongYou”), Shanghai Jiuqing Pharmaceuticals Company, Ltd (“Shanghai Jiuqing”) and Shanghai LiKang Biological High-Tech Co., Ltd. (“Biological”).

Meirui is a company in which the Shanghai Shanhai Group, the former minority shareholder LiKang Disinfectant, owns a 68% interest. Meirui used to manufacture two products for LiKang Disinfectant. Specifically, Meirui provided LiKang Disinfectant with ozone producing equipment and ultraviolet radiation lamp lights. In January 2005, LiKang Disinfectant signed a two year business corporation agreement with Meirui to market its products to the retail consumer market using Meirui's proprietary sales network which caters to the retail consumer market in China. In addition, under the terms of a two year agreement entered into in January 2005, Meirui produced the Lvshaxing Air Disinfectant Machine and LiKang Surgery hand-washing table for LiKang Disinfectant. The agreement above was mutually terminated in December 2006. Additionally, in the fiscal year of 2008 and 2007, the Company purchased products from Meirui amounting to $0 and $8,871 respectively. At December 31, 2008 and 2007, there was no balance due to Meirui included in due to related parties. The Company now only use Meirui’s sales network without a charge. For the years ended December 31, 2008 and 2007, the Company recorded net revenues on sales to affiliated companies to Meirui of $51,702 of $34,707, such sales are included in net revenues to affiliated companies. As of December 31, 2008 and 2007, Meirui owed us $169,545 and $37,775, respectively, recorded in accounts receivable-related parties. In general, accounts receivable-related parties due from Meirui are payable in cash and are due within 4 to 6 months, which approximate normal business terms with independent third parties.

ZhongYou (or “LiKang Pharmaceuticals”) sells the Company’s products to third parties. LiKang Pharmaceuticals was formerly owned 90% by Mr. Xuelian Bian, the Company’s Chief Executive Officer and 10% Mr. Wei Gu by, the Company’s Vice-President and Secretary. In March 2007, Mr. Wei Guan sold his 10% share to Bing Chen, President of the Company’s LiKang Disinfectant subsidiary. In August 2007, Mr. Xuelian Bian sold his 90% shares to his mother, Xiuyue Xing. In October, 2007, the two new shareholders, Bing Chen (10%) and Xiuyue Xing (90%) sold all of their shares in LiKang Pharmaceuticals to Shanghai Jiuqing, whose 100% owner is Shanghai Ajiao Shiye Co. Ltd. (“Shanghai Ajiao”), of which Mr. Bian is a 60% shareholder. For the fiscal year ended December 31, 2008 and 2007, the Company recorded net revenues from affiliated companies of $2,553,603 and $2,354,010 from LiKang Pharmaceuticals, respectively, and made purchases of $84,833 and $233,478, respectively, from LiKang Pharmaceuticals. At December 31, 2008 and 2007, accounts receivable-related parties from LiKang Pharmaceuticals were $3,596,333 and $2,089,641, respectively, and accounts payable included in due to related party were $876 and $0, respectively. In general, accounts receivable-related parties due from LiKang Pharmaceuticals are payable in cash and are due within 4 to 6 months, which approximate normal business terms with independent third parties.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 5 – RELATED PARTY TRANSACTIONS (CONTINUED)

Shanghai Jiuqing is 100% owned by Shanghai Ajiao, of which Mr. Xuelian Bian owns 60% of shares. For the fiscal years ended December 31, 2008 and 2007, respectively, the Company recorded revenue of $18,255 and $13,388 to Shanghai Jiuqing. At December 31, 2008 and 2007, accounts receivable-related parties from Shanghai Jiuqing were $81,112 and $61,840, respectively. There are no amounts due to Shanghai Jiuqing as of December 31, 2008 and 2007, respectively. In general, accounts receivable-related parties due from Shanghai Jiuqing are payable in cash and are due within 4 to 6 months, which approximate normal business terms with independent third parties.

Biological was 60% owned by Mr. Xuelian Bian, the Company's Chief Executive Officer, and 40% owned by LiKang Pharmaceuticals, which in turn was 90% owned by Mr. Xuelian Bian, the Company’s Chief Executive Officer and 10% owned by Mr. Wei Guan, the Company’s Vice-President and Secretary. The Company sells biological products to LiKang Biological, including cosmetic products, and develops technology for third parties. Additionally, the Company sells certain raw materials to LiKang Biological that are employed in the LiKang Biological’s production process. The Company purchased 100% of LiKang Biological on March 5, 2009. For the fiscal years ended December 31, 2008 and 2007, the Company recorded net revenues of $0 and $851 to LiKang Biological, respectively, and made purchases of $160,395 and $57,032 from LiKang Biological, respectively. The amount of $831,607 (RMB 5,700,000) was loaned to LiKang Biological for working capital purpose during the year ended December 31, 2007. In addition, the Company loaned at various times, a total of $932,550 to LiKang Biological from LiKang Disinfectant for same purpose during the year ended December 31, 2008. All loans advanced are reflected in the accompanying balance sheet as due from a related party as of December 31, 2008 and 2007. At December 31, 2008 and 2007, the remaining balance due from LiKang Biological was $1,764,157 and $831,607. The loan advances from LiKang Disinfectant to LiKang Biological are non-interest bearing. At December 31, 2008 and 2007, the remaining balance of accounts payable due to LiKang Biological, included in due to related parties, was $93,707 and $58,347, respectively. In general, accounts payable to, and accounts receivables from, LiKang Biological are payable in cash and are due within 4 to 6 months, which approximate normal business terms with unrelated parties.

On May 31, 2008, LiKang Disinfectant entered into a stock purchase agreement under which it sold 100% of the capital stock of its wholly-owned subsidiary, LiKang International to Linkwell International Trading Co., Ltd (“Linkwell Trading”), a company registered in Hong Kong and 100% owned by Wei Guan, our Vice President, Secretary and Director,. Pursuant to the terms of the agreement, LiKang Disinfectant will receive $291,792 (RMB 2,000,000) once the agreement was approved by the Ministry of Commerce, the People’s Republic of China, such approval occurred on March 27, 2008. The Company expects to receive the sales proceeds in July, 2009. In addition, LiKang International owed Likang Disinfectant a total of $102,128 (RMB 700,000). Linkwell Trading assumed all the debts of LiKang International after it acquired LiKang International. Therefore, as of December 31, 2008, the total balance due from Linkwell Trading was $393,920. The sale of LiKang International, resulted in a discontinued operation, and is reflected as such in the accompanying financial statements.

NOTE 6 – DERIVATIVE PAYABLE

On February 15, 2008, we entered into a stock purchase agreement with Ecolab pursuant to which Ecolab agreed to purchase and Linkwell Tech agreed to sell 888,889 of its shares, or 10% of the issued and outstanding capital stock of Linkwell Tech, for $2,000,000. On May 31, 2008, the Company, Linkwell Tech and Ecolab entered into a Stockholders Agreement (the “Stockholders Agreement”), whereby both the Company and Ecolab are subject to, and the beneficiaries of, certain pre-emptive rights, transfer restrictions and take along rights relating to the shares of Linkwell Tech held by the Company and Ecolab.

Pursuant to the terms of the Stockholders Agreement, Ecolab has an option (“Put Option”) to sell the 888,889 shares (“Shares”) of common stock, par value $0.001, of Linkwell Tech that Ecolab purchased under the Stock Purchase Agreement, back to Linkwell Tech in exchange for, as determined by Linkwell Corp., cash in the amount of $2,400,000 or the lesser of (a) 10,000,000 shares of Linkwell Corp. common stock, or (b) such number of shares of Linkwell Corp. common stock as is determined by dividing (i) 3,500,000 by (ii) the average daily closing price of Linkwell Corp. common stock for the twenty days on which Linkwell Corp. shares of common stock were traded on the OTC Bulletin Board prior to the date the Put Option is exercised (“Put Shares”). The Put Option is exercisable during the period between the second and fourth anniversaries of

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 6 – DERIVATIVE PAYABLE (CONTINUED)

May 30, 2008, or upon the occurrence of certain events including material breach by Linkwell Tech or its subsidiaries of the Consulting Agreement, the Distributor Agreements or the Sales Representative Agreement entered into in connection with the Stock Purchase Agreement.

Under the Stockholders Agreement, Ecolab also has a call option (“Call Option”), exercisable if Linkwell Corp. is subject to a change of control transaction, to require Linkwell Corp. to sell to Ecolab all of their equity interests in Linkwell Tech, or any of Linkwell Tech’s subsidiaries, then owned by Linkwell Corp.

The Company recognized the maximum expenses of the put option and the call option, described above, as $400,000. The Company allocated the minority interest of Linkwell Tech of $118,970, as of December 31, 2008, against the maximum expense and recorded a, long term liability of derivative payable of $281,030.

NOTE 7 - DISCONTINUED OPERATION

Due to losses and uncertainty about future profitability, on May 31, 2008, LiKang Disinfectant entered into a stock purchase agreement pursuant to which it sold 100% of the equity interest of its wholly-owned subsidiary, LiKang International to Linkwell Trading, a related party. The agreement was approved on March 27, 2008 by the Ministry of Commerce, the People’s Republic of China.

As of May 31, 2008, the Company has classified the LiKang International business as discontinued operation for all period presented. For the fiscal year ended December 31, 2008, the total gain from discontinued operations was $65,083 including a gain from the disposal of the operation amounting to $39,761. The Company will receive $291,792 (RMB2,000,000) from Linkwell International Trading Co., Ltd.

As of December 31, 2007, the Company has reclassified LiKang International as a discontinued operation for all financial statement periods or dates presented. Identifiable assets and liabilities of LiKang International as of December 31, 2007 are as follows:

Cash	$439,401
Accounts Receivable-unrelated parties (net)	239,447
Other receivables	86,291
Prepaid expenses	1,037,486
Property held for sale	1,820
Total assets	$1,804,445

Accounts Payable	$37,715
Advances from customers	688,934
Other Payble	110,569
Due to related party	622,687
Total liabilities	$1,459,905

Net assets of discontinued operations	$344,540

The following table is a summary of discontinued operations:

	Years Ended December 31,
	2008	2007

Net Revenues	$4,136,741	$62,08,004
Cost of Sales	3,980,530	5,812,863
Gross Profit	156,211	395,141
Total operating expenses	123,974	376,053
Total other income	7,524	2,049
Net income	39,761	21,137
Gain on disposal	25,322	-
Total	$65,083	$21,137

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 8 – SHAREHOLDER’ EQUITY

Common Stock

In July 2007, the Company terminated a business consulting service contact with China Direct Investments, Inc. The contract, originally effective as of January 1, 2006 for a three year term, called for the issuance of 4,700,000 shares of the Company’s common stock valued on the date of grant at $0.18 per share, or $846,000. The Company amortized this contract over the years ended December 31, 2007 and 2006, at an expense of $564,000 and $282,000, respectively.

In September, 2006, the Company entered into a three-year agreement with a consultant to provide business development and management services. In connection with this agreement, the Company issued 500,000 shares of the Company’s common stock. The Company valued these services using the fair value of common shares on the grant date of approximately $0.185 per share and recorded deferred consulting expenses of approximately $92,000 to be amortized over the service period. For the years ended December 31, 2008 and 2007, amortization of consulting compensation amounted to $30,833 and $30,125, respectively.

On December 3, 2007, the Company issued 200,000 shares of its restricted common stock to Mr. Ye Wenhu, an individual and Ms. Xu Xinfang, an individual. They provided business development and management services to the Company. The Company valued the service using the fair value of common shares on grant date at $0.17 per share and recorded consulting expense of $34,000.

On June 6, 2007, the Company entered into a six months agreement with FirsTrust Group Inc. to provide business development and management services. In connection with this agreement, on July 12, 2007, the Company issued 450,000 shares of its restricted common stock. The Company valued the service using the fair value of common shares on the grant date of $0.17 per share and recorded consulting expense of $76,500 in the year ended December 31, 2007. On October 6, 2008, the Company issued another 450,000 shares of its restricted common stock to FirsTrust Group, Inc. for additional services to be provided. The Company valued the service using the fair value of common shares on grant date at $0.08 per share and recorded deferred consulting expenses of $36,000 to be amortized over six months of the service period.  For the fiscal year ended December 31, 2008, amortization of consulting compensation amount to $18,000.

On November 20, 2007, the Company entered into an agreement with Segue Ventures LLC to provide various informal advisory and consulting services, including U.S. business methods and compliance with SEC disclosure requirements. In connection with this agreement, Segue Ventures LLC received $4,000 in cash and was to have received 16,000 shares of common stock per month. The Contract was effective from November 20, 2007 to June 30, 2008. On February 27, 2008, a total of 70,000 shares of the Company’s common stock were issued to Segue Ventures LLC. The Company valued these 70,000 shares using the fair value of common shares on the contract date of $0.19 per share and recorded consulting expense of $13,311, of which, $3,938 and $9,373, was amortized for the years ended December 31, 2007 and 2008, respectively. With regards to these 70,000 shares the Company recorded 21,280 as common shares issuable at December 31, 2007. On August 13, 2008, a total of 68,800 shares of the Company’s common stock were issued to Segue Ventures LLC. The Company valued these 68,800 shares using the fair value of common shares on the grant date at $0.19 per share and recorded consulting expenses of $13,072 during the year ended December 31, 2008. As of December 31, 2008, zero shares remained unissued as the Company had terminated its services agreement with Segue Ventures LLC on September 11, 2008.

In March 2008, the Company entered into a two month agreement with SmallCapVoice.Com, Inc. to provide the Company with financial public relations services. In connection with this agreement, the Company will pay $3,500 per month and issue a total of 35,000 shares of the Company’s common stock. On March 11, 2008, the Company issued 35,000 shares to SmallCapVoice.Com, Inc. The Company valued these services using the fair value of common shares on the grant date of $0.19 per share and recorded deferred consulting expenses of $6,650 to be amortized over the service period. For the year ended December 31, 2008, amortization of consulting compensation amount to $6,650.

On May 1, 2008, the Company entered into a two year agreement with China Health Capital Group, Inc. (“CHC”) to provide the Company with financial and investment services. In connection with this agreement, on June 24, 2008, the Company issued

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 8 – SHAREHOLDER’ EQUITY (CONTINUED)

2,000,000 shares of Common Stock valued at $0.21 per share to CHC and recorded $420,000 as deferred compensation. For the year ended December 31, 2008, amortization of consulting compensation amounted to $140,000.

Pursuant to the terms of the Disinfectant Stock Purchase Agreement, on October 20, 2008, the Company issued 1,500,000 shares of common Stock valued at $0.19 per share to Shanghai Shanhai Group to purchase 10% equity interest held by Shanhai in Disinfectant for $380,000 and 1,500,000 shares of Common Stock. The Company recorded $750 in Common Stock and $284,250 in Additional Paid-in Capital.

WARRANTS

In January 2007, warrants to purchase 3,213,320 shares of common stock were exercised at $0.10 per share, for proceeds of $321,332

On June 27, 2008, Monarch Capital Fund, Ltd. exercised a warrant to purchase 100,000 shares of Common Stock with price of $0.20 per share. The Company received proceeds from this warrant exercise of $20,000 on June 24, 2008.

During the year ended December 31, 2008 at total of 351,750 warrants with exercise price ranging from $0.75 to $2.50, expired.

Stock warrant activities for the years ended December 31, 2008 and 2007 are summarized as follows:

	Number of	Weighted-Average
	Shares	Exercise Price
Outstanding at January 1, 2007	37,134,865	$0.25
Grants	-	-
Exercised	(3,213,320)	0.10
Expired	-	-
Outstanding at December 31, 2007	33,921,545	0.26
Grants	-	-
Exercised	(100,000)	0.20
Expired	(351,750)	2.05
Outstanding at December 31, 2008	33,469,795	$0.25

The following table summarizes the Company's stock warrants outstanding at December 31, 2008:

		Warrants Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted Average
Exercise	Of	Remaining	Exercise
Price	Warrants	Exercise Life	Price
$0.10	540,130	1.49	$0.10
$0.20	17,055,000	1.74	$0.20
$0.30	15,866,665	1.99	$0.30
$1.00	8,000	3.77	$1.00
	33,469,795

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 9 - FOREIGN OPERATIONS

For the fiscal year ended December 31, 2008 and 2007, the Company derived all of its revenue from its subsidiaries located in the People's Republic of China. Identifiable assets by geographic areas as of December 31, 2008 and 2007 are as follows:

	Identifiable Assets
	December 31,
	2008	2007
United States	$905	$905
People's Republic of China	13,681,997	10,014,577
Total	$13,682,902	$10,015,482

NOTE 10 – INCOME TAXES

The Company's parent and their US subsidiaries are subject to applicable Federal, State and Local tax statues. The Company's subsidiaries in China are governed by the Income Tax Law of the Peoples Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the "PRC Income Tax Law"). Pursuant to the PRC Income Tax Law, in 2008, wholly-owned foreign enterprises are subject to tax at a statutory rate of approximately 25%.

The components of income (loss) before income tax, inclusive of income apportioned for minority interest and income from discontinued operations, consist of the following:

	Year Ended December 31,
	2008	2007
US Operations	$(827,157)	$(857,321)
Chinese Operations	2,821,791	1,196,318
China Operations – discontinued operations	21,960	21,137
	$2,016,594	$360,134

The components of the (benefit) provision for income taxes are approximately as follows:

	Years Ended December 31,
	2008	2007
Federal, State and Local	$-	$-
Peoples Republic of China –Federal and Local	387,324	-
	$387,324	$-

The table below approximately summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax provision:

	Years Ended December 31,
	2008	2007
Income tax (benefit) provision at Federal statutory rate	$705,000	$126,000
State income taxes, net of Federal benefit	93,000	17,000
Permanent differences	87,000	279,000
U.S. tax rate in excess of foreign tax rate	(415,000)	(178,000)
Abatement of foreign income taxes	(324,000)	(304,000)
Increase in valuation allowance	241,000	60,000
Tax (benefit) provision	$387,000	$-

The Company has a U.S net operating loss carryforward of approximately $1,330,000 as of December 31, 2008 which will begin to expire in 2028. Under IRC section 382, certain of these loss carryforward amounts may be limited due to the more than 50% change in ownership which took place during 2004. The deferred tax asset associated with these net operating loss carryforwards was fully reserved as of December 31, 2008.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company rents office and manufacturing space and warehouse under leases that expire in February 2011.

Future minimum rental payments required under these operating leases are as follows:

Year Ended December 31,

2009	152,828
2010	152,828
2011	111,030
Total minimum lease payments	416,686

For the years ended December 31, 2008 and 2007, rent expense amounted to $123,964 and $ 103,090, respectively.

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

NOTE 12 – STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. As of December 31, 2006, the Company accumulatively appropriated the required maximum 50% of its registered capital to statutory reserves, therefore the Company did not appropriate statutory reserve during year 2007. However, as LiKang Disinfectant increased its registered capital during 2008, we appropriated 10% of 2008’s net income of LiKang Disinfectant to the statutory reserve accordingly.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

Balances of Statutory reserves as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
Net income of operation subject to statutory reserve in the PRC for the year ended
December 31, 2008 and 2007, respectively	$2,421,879	$1,206,783
Reserve rate of statutory fund	10%	0%
Amount reserved for the year ended December 31, 2008 and 2007, respectively	242,186	-
Balance of statutory reserve at January 1, 2008 and 2007, respectively	319,036	319,036

Balance of statutory reserve at December 31, 2008 and 2007, respectively	$561,222	$319,036

NOTE 13 – OPERATING RISK

(a)	Country risk

Currently, the Company’s revenues are primarily derived from the sale of a line of disinfectant product offerings to customers in the PRC. The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company’s financial condition.

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

The Company cannot guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profits depending on exchange rate of Renminbi converted to US dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

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

NOTE 14 – SUBSEQUENT EVENTS

Pursuant to the second amendment to the Biological Stock Purchase Agreement, Likang Disinfectant will pay RMB 2,000,000 and 500,000 shares of the Company’s common stock to acquire 100% of equity interest of LiKang Biological. Such transaction was completed on March 5, 2009.