Form 10-Q
period 2009-03-31
Linkwell CORP
filed 2009-05-15
CIK 1042463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly report ended March 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: at May 14, 2009 there were 77,955,475 shares of common stock issued and outstanding.

LINKWELL CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2009

INDEX

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

  “Linkwell Tech” refers to our formerly wholly-owned subsidiary Linkwell Tech Group, Inc., a Florida corporation, but only 90% owned after May 31, 2008

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

We also use the following terms when referring to certain related parties:

  “Shanhai” refers to Shanghai Shanhai Group,
a Chinese company which used to be the minority owner of LiKang Disinfectant,

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

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash	$1,712,915	$2,072,687
Accounts receivable (net of allowance for doubtful accounts of $1,055,178 and $801,895 at March 31, 2009 and December 31, 2008 respectively)	3,137,107	3,526,440
Accounts receivable-related parties (net of allowance for doubtful accounts of $141,053 and $376,437 at March 31, 2009 and December 31, 2008 respectively)	3,606,074	3,470,553
Other receivable	385,014	204,480
Inventories (net of reserve for obsolete inventory of $145,213 and $145,031 at March 31, 2009 and December 31, 2008 respectively)	1,508,286	1,027,352
Prepaid expenses and other current assets	1,016,394	339,378
Due from related parties	1,379,230	2,158,077
	0
Total Current Assets	12,745,020	12,978,967

GOODWILL	468,501
PROPERTY AND EQUIPMENT - Net	1,886,230	703,935

Total Assets	$15,099,751	13,682,902

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:	$745,004	$744,069
Loans payable	1,590,740	1,508,271
Accounts payable and accrued expenses	178,383	220,103
Tax payable	611,549	368,690
Other payable	1,159,027	94,583
Due to related parties	125,553	91,326
Advances from customers	0
Total Current Liabilities	4,410,256	3,027,042

Derivative Payable	222,194	281,030

MINORITY INTEREST	2,177,806	2,118,970

STOCKHOLDERS' EQUITY:
Preferred stock (No Par Value; 10,000,000 Shares Authorized; No shares issued and outstanding)	-	-
Common Stock ($0.0005 Par Value; 150,000,000 Shares Authorized; 77,955,475 shares issued and outstanding at March 31, 2009 and December 31, 2008 respectively)	38,978	38,978
Common stock issuable	250
Additional paid-in capital	6,537,096	6,512,346

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

Accumulated profit (deficit)	1,436,315	992,071
Deferred compensation	(240,349)	(318,556)
Other comprehensive gain - foreign currency	517,206	1,031,021

Total Stockholders' Equity	8,289,496	8,255,860

Total Liabilities and Stockholders' Equity	$15,099,751	$13,682,902

See notes to unaudited consolidated financial statements

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months
	Ended March 31,
	2009	2008

NET REVENUES
Non-affiliated companies	$2,358,022	$4,604,117
Affiliated companies	1,139,054	128,821

Total Net Revenues	3,551,076	4,732,938

COST OF SALES	(2,037,628)	(3,502,958)
	1,513,448	1,229,980
GROSS PROFIT

OPERATING EXPENSES:
Selling expenses	466,289	328,428
General and administrative	507,463	477,812

Total Operating Expenses	973,752	806,240

INCOME FROM OPERATIONS	539,696	423,740

OTHER INCOME (EXPENSE):
Other income/(expense)	15,602	152
Derivative expenses	58,836
Interest income	100	1,577
Interest expense - related party		(4,822)
Interest expense	(14,310)	(15,696)

Total Other Income/(Expense)	60,288	(18,789)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	599,924	404,951

INCOME TAXES	(96,845)	(46,109)

INCOME BEFORE MINORITY INTEREST	503,079	358,842

MINORITY INTEREST	(58,836)	(30,535)

NET INCOME	$444,243	$328,307

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	77,955,475	$75,339,667
Diluted	77.955,475	75,549,558

See notes to unaudited consolidated financial statements

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$444,243	$328,307
Derivative liabilities	(58,836)
Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	51,346	45,561
Minority interest	58,836	30,535
Allowance for doubtful accounts	253,283	173,490
Allowance for doubtful accounts-related party	(235,384)	39,294
Stock-based compensation	78,207	20,168
Changes in assets and liabilities:
Accounts receivable	4,549	(174,761)
Accounts receivable - related party	99,863	(290,183)
Other receivable	(59,154)	(226,656)
Inventories	683,543	(203,664)
Prepaid and other current assets	(677,016)	125,042
Goodwill	(468,501)
Other payable	(1,232,740)
Accounts payable, accrued expenses and other payables	(886,224)	534,331
Tax payable	(41,720)	27,328
Advances from customers	34,227	(529,526)

NET CASH USED IN OPERATING ACTIVITIES	(1,951,478)	(100,734)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(61,322)	(48,140)
Cash assumed from acquisition	145,517
Cash paid for minority interest		(395,800)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	84,195	(443,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable		404,822
Increase in due from related parties	486,689	(117,008)
Proceed from due to related party	1,064,444	125,669

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,551,133	413,483

EFFECT OF EXCHANGE RATE ON CASH	(43,622)	240,066
NET INCREASE(DECREASE) IN CASH	(359,772)	108,875
		1,222,128
CASH - beginning of period	2,072,687

CASH - end of period	$1,712,915	$1,331,003

Cash paid for:
Interest	$14,310	$20,518
Income taxes	$96,845	$46,109

See notes to unaudited consolidated financial statements

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008

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

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Linkwell Tech paid $395,800 to the Shanghai Shanhai Group on February 21, 2008 and paid $3,257 on April 18, 2008. A total of 1,500,000 shares were expected to be issued before the end of May, 2008. The parties agreed to extend the share issuance date until October 20, 2008. The Company valued the acquisition using the fair value of common shares at $0.19 per share and recorded an investment of $285,000. Including the cash payment of $399,057, the total investment for acquiring 10% equity interest in LiKang Disinfectant was $684,057. The cumulative minority interest of 10% equity interest in LiKang Disinfectant at March 25, 2008, was approximately $557,779. The difference between the total investment and the cumulative minority interest of $126,278 was deducted from retained earnings as dividends to the 10% minority shareholder, Shanghai Shanhai Group. As a result of the closing of the Disinfectant Stock Purchase Agreement, as amended, as of March 25, 2008, our 90% owned subsidiary Linkwell Tech owns 100% of the equity interest in LiKang Disinfectant.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On February 15, 2008, we entered into a stock purchase agreement with Ecolab Inc., a Delaware corporation (“Ecolab”), pursuant to which Ecolab agreed to purchase 888,889 of shares of Linkwell Tech, or 10% of the issued and outstanding capital stock of Linkwell Tech, for $2,000,000. On March 28, 2008 and June 4, 2008, Linkwell Tech received $200,000 and $1,388,559, respectively from Ecolab. Including a $400,000 loan that Linkwell Tech received from Ecolab and accrued interest thereon of $11,441, Linkwell Tech received a total investment of $2,000,000 from Ecolab. On May 31, 2008, the Company, Linkwell Tech and Ecolab entered into a Linkwell Tech Group Inc. Stockholders Agreement (“Stockholders Agreement”), whereby both the Company and Ecolab are subject to, and beneficiaries of, certain pre-emptive rights, transfer restrictions and take along rights relating to the shares of Linkwell Tech that the Company and Ecolab each hold. As of May 31, 2008, the principal and accrued interest of $11,441 on the short-term $400,000 loan became part of Ecolab’s investment and does not need to be repaid.

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
BASIS OF PRESENTATION

Our unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of December 31, 2008 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. These interim financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2008. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The interium consolidated financial statements of the Company include the accounts of its 90% owned subsidiary, Linkwell Tech Group, Inc., and Linkwell Tech 100%-owned subsidiary, LiKang Disinfectant. The financial statements include consolidated financial information for LiKang Biological since the date of acquisition. All significant inter-company balances and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates. Significant estimates include the allowance for doubtful accounts of accounts receivable, certain assumptions underlying the calculation of stock-based compensation, the useful life of property, plant and equipment, the inventory reserve, and option value.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008

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

ACCOUNTS RECEIVABLE

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2009 and December 31, 2008, the Company had established, based on a review of its non-related party accounts receivable outstanding balances, allowances for doubtful accounts in the amounts of $1,055,178 and $801,895, respectively. At March 31, 2009 and December 31, 2008, the Company had established, based on a review of its related party accounts receivable outstanding balances, allowances for doubtful accounts in the amounts of $141,053 and $376,437, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. The valuation of inventory requires the Company to estimate obsolete or excess inventory based on analysis of future demand for our products. Due to the nature of the Company’s business and our target market, levels of inventory in the distribution channel, changes in demand due to price changes from competitors and introduction of new products are not significant factors when estimating the Company’s excess or obsolete inventory. If inventory costs exceed expected market value due to obsolescence or lack of demand, inventory write-downs may be recorded as deemed necessary by management for the difference between the cost and the market value in the period that impairment is first recognized. As of March 31, 2009 and December 31, 2008, the reserve for obsolete inventory amounted to $145,213 and $145,031, respectively.

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

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the three months ended March 31, 2009 and 2008.

ADVANCES FROM CUSTOMERS

Advances from customers at March 31, 2009 and December 31, 2008 was $125,553 and $91,326, respectively, which consist of prepayments from third party customers to the Company for merchandise that had not yet been shipped by the Company. The Company will recognize the deposits as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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

The Company’ outstanding warrants at March 31, 2009 and December 31, 2008 included the following:

	March 31, 2009	December 31, 2008
Warrants	33,469,795	33,469,795

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

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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

The largest related party, ZhongYou Pharmaceutical and its branches (see note 5) purchased $853,999 and $451,709of products (about 36% and 10% of net revenue), from the Company during the three months ended March 31, 2009 and 2008, respectively. This related party customer accounted for 34% and 17% of accounts receivable-related parties as of March 31, 2009 and 2008, respectively. The largest non-related third party customer, Guangzhou LianJian Disinfectant Co., Ltd., purchased $383,947 and $473,664 of products (about 16% and 10% of net revenue) from the Company during the three months ended March 31, 2009 and 2008 respectively. This non-related customer accounted for 20% and 25% of accounts receivable as of March 31, 2009 and 2008, respectively. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. The afore-mentioned related party customer and non-related party customer represented the largest customers, in excess of 10%, of total accounts receivable and accounts receivable-related parties and total net revenue, as of March 31, 2009 and 2008, and the related quarters then ended, respectively.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the People’s Republic of China of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. At March 31, 2009 and December 31, 2008, the Company’s bank deposits by geographic area were as follows:

	March 31, 2009		December 31, 2008
United States	$905	0.1%	$905	0.1%
China	1,712,010	99.9%	2,071,782	99.9%
Total cash and cash equivalents	$1,712,915	100.0%	$2,072,687	100.0%

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME

The Company uses Statement of Financial Accounting Standards No.130 (SFAS 130) “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the three months ended March 31, 2009 and 2008 comprehensive income included net income and unrealized gain from foreign currency translation adjustments.

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $82,008 and $66,683 for the fiscal year ended March 31, 2009 and 2008 respectively.

ADVERTISING

Advertising is expensed as incurred. For the three months ended March 31, 2009 and 2008, advertising expenses amounted to $2,941 and $Nil, respectively and were included in selling expenses.

STOCK-BASED COMPENSATION

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards No.123 (revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No.123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognizes the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements. There were no options or warrants granted for services during the three months ended March 31, 2009 and 2008.

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

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008

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

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiaries is the
Renminbi, the local currency, or sometimes referred to as the Chinese Yuan (“RMB”). The financial statements of the subsidiary are translated into United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment was $517,206 and $1,031,021 as of March 31, 2009 and December 31, 2008, respectively. On March 31, 2009 and December 31, 2008, the exchange rate was 1 USD=6.8456 RMB and 1 USD = 6.85 RMB, respectively. The average exchange rate used for the three months ended March 31, 2009 and 2008 was 1 USD=6.8485 RMB and 1 USD = 7.1756 RMB, respectively.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred and are included in general and administrative expenses. These costs primarily consist of cost of material used and salaries paid for the development of the Company’s products and fees paid to third parties. Research and development costs for the three months ended March 31, 2009 and 2008 were approximately $31,151 and $790, respectively.

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

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

On April 9, 2009 the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Values of Financial Instruments, which amends SFAS 107, Disclosures about Fair Values of Financial Instruments, and requires that companies also disclose the fair value of financial instruments during interim reporting similar to those that are currently provided annually. FSP No.FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 and it will have no impact on the Company’s statement of financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – INVENTORIES

A summary of inventories by major category at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Raw materials	$724,277	$592,380
Work-in-process	58,224	47,621
Finished goods	870,998	712,382
	1,653,499	1,352,383
Less: Reserve for obsolescence	(145,213)	(145,031)
Net inventories	$1,508,286	$1,207,352

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008

NOTE 3 – PROPERTY AND EQUIPMENT

At March 31, 2009 and December 31, 2008, property and equipment consist of the following:

	Estimated Useful Life (In years)	March 31, 2009	December 31, 2008

Office equipment and furniture	3-7	$230,857	$158,187
Autos and trucks	5	285,154	201,723
Manufacturing equipment	2-10	1,310,917	346,420
Building	5-20	459,329	458,752
Construction in progress		112,466	-
		2,398,723	1,165,082

Less: Accumulated depreciation		(512,493)	(461,147)
Total property and equipment, net		$1,886,230	$703,935

For the three months ended March 31, 2009 and 2008, depreciation expense amounted to $51,346 and $45,561, respectively.

NOTE 4 – LOANS PAYABLE

Loans payable consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Loan from De Chang Credit Union due on June 16, 2009 and June 2, 2008 with interest at 8.96% and 7.88% per annum. Guaranteed by Shanghai Shanhai.	$379,806	$379,329
Loan from De Chang Credit Union due on December 10, 2009 and December 10, 2008 with interest 6.70% and 7.29% per annum. Guaranteed by Shanghai Shanhai and Chairman Bian.	365,198	364,740

Total Loans Payable	$745,004	$744,069

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

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008

NOTE 4 – LOANS PAYABLE(CONTINUED)

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Linkwell Tech's 90% owned subsidiary, LiKang Disinfectant, is engaged in business activities with four related parties: Shanghai LiKang Meirui Pharmaceuticals High-Tech Co., Ltd (“Meirui”), Shanghai ZhongYou Pharmaceutical High-Tech Co., Ltd., (“ZhongYou” or “LiKang pharmaceutical”), Shanghai Jiuqing Pharmaceuticals Company, Ltd (“Shanghai Jiuqing”) and Shanghai LiKang Biological High-Tech Co., Ltd. (“Biological”).

Meirui is a company in which the Shanghai Shanhai Group, the former minority shareholder LiKang Disinfectant, owns a 68% interest. Meirui used to manufacture two products for LiKang Disinfectant. Specifically, Meirui provided LiKang Disinfectant with ozone producing equipment and ultraviolet radiation lamp lights. In January 2005, LiKang Disinfectant signed a two year business corporation agreement with Meirui to market its products to the retail consumer market using Meirui's proprietary sales network which caters to the retail consumer market in China. In addition, under the terms of a two year agreement entered into in January 2005, Meirui produced the Lvshaxing Air Disinfectant Machine and LiKang Surgery hand-washing table for LiKang Disinfectant. The agreement above was mutually terminated in December 2006. For the three months ended March 31, 2009 and 2008, the Company recorded net revenues on sales to affiliated companies to Meirui of $1,120 and $5,628, such sales are included in net revenues to affiliated companies. As of March 31, 2009 and December 31, 2008, Meirui owed us $103,766 and $47,104, respectively, recorded in accounts receivable-related parties. In general, accounts receivable-related parties due from Meirui are payable in cash and are due within 4 to 6 months, which approximate normal business terms with independent third parties.

ZhongYou (or “LiKang Pharmaceuticals”) sells the Company’s products to third parties. LiKang Pharmaceuticals was formerly owned 90% by Mr. Xuelian Bian, the Company’s Chief Executive Officer and 10% Mr. Wei Gu by, the Company’s Vice-President and Secretary. In March 2007, Mr. Wei Guan sold his 10% share to Bing Chen, President of the Company’s LiKang Disinfectant subsidiary. In August 2007, Mr. Xuelian Bian sold his 90% shares to his mother, Xiuyue Xing. In October, 2007, the two new shareholders, Bing Chen (10%) and Xiuyue Xing (90%) sold all of their shares in LiKang Pharmaceuticals to Shanghai Jiuqing, whose 100% owner is Shanghai Ajiao Shiye Co. Ltd. (“Shanghai Ajiao”), of which Mr. Bian is a 60% shareholder. For the three months ended March 31, 2009 and 2008, the Company recorded net revenues from affiliated companies of $853,999 and $451,709 from LiKang Pharmaceuticals, respectively, and made purchases of $6,224and $1,670, respectively, from LiKang Pharmaceuticals. At March 31, 2009 and December 31, 2008, accounts receivable-related parties from LiKang Pharmaceuticals were $3,193,929 and $3,457,165, respectively, and accounts payable included in due to related party were $6,224 and $1,670 respectively. In general, accounts receivable-related parties due from LiKang Pharmaceuticals are payable in cash and are due within 4 to 6 months, which approximate normal business terms with independent third parties.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008

NOTE 5 – RELATED PARTY TRANSACTIONS(CONTINUED)

Shanghai Jiuqing is 100% owned by Shanghai Ajiao, of which Mr. Xuelian Bian owns 60% of shares. For the three months ended March 31, 2009 and 2008, respectively, the Company recorded revenue of $18,255 and $13,388 to Shanghai Jiuqing. At March 31, 2009 and December 31, 2008, accounts receivable-related parties from Shanghai Jiuqing were $81,112 and $61,840, respectively. There are no amounts due to Shanghai Jiuqing as of March 31, 2009 and December 31, 2008, respectively. In general, accounts receivable-related parties due from Shanghai Jiuqing are payable in cash and are due within 4 to 6 months, which approximate normal business terms with independent third parties.

On May 31, 2008, LiKang Disinfectant entered into a stock purchase agreement under which it sold 100% of the capital stock of its wholly-owned subsidiary, LiKang International to Linkwell International Trading Co., Ltd (“Linkwell Trading”), a company registered in Hong Kong and 100% owned by Wei Guan, our Vice President, Secretary and Director. Pursuant to the terms of the agreement, LiKang Disinfectant will receive $291,792 (RMB 2,000,000) once the agreement was approved by the Ministry of Commerce, the People’s Republic of China, such approval occurred on March 27, 2008. The Company expects to receive the sales proceeds in July, 2009. In addition, LiKang International owed Likang Disinfectant a total of $102,128 (RMB 700,000). Linkwell Trading assumed all the debts of LiKang International after it acquired LiKang International. Therefore, as of March 31, 2009, the total balance due from Linkwell Trading was $393,920 included in the accounts receivable-related parties.

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

The Company recognized the maximum expenses of the put option and the call option, described above, as $400,000. During the three months ended March 31, 2009, the Company allocated the minority interest of Linkwell Tech of $58,836, as of March 31, 2009, against the maximum expense and recorded a, long term liability of derivative payable of $222,194.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008

NOTE 7 – SHAREHOLDER’ EQUITY

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

In September, 2006, the Company entered into a three-year agreement with a consultant to provide business development and management services. In connection with this agreement, the Company issued 500,000 shares of the Company’s common stock. The Company valued these services using the fair value of common shares on the grant date of approximately $0.185 per share and recorded deferred consulting expenses of approximately $92,000 to be amortized over the service period. For the three months ended March 31, 2009 and 2008, amortization of consulting compensation amounted to $7,708and $7,531, respectively.

On December 3, 2007, the Company issued 200,000 shares of its restricted common stock to Mr. Ye Wenhu, an individual and Ms. Xu Xinfang, an individual. They provided business development and management services to the Company. The Company valued the service using the fair value of common shares on grant date at $0.17 per share and recorded consulting expense of $34,000.

On June 6, 2007, the Company entered into a six months agreement with FirsTrust Group Inc. to provide business development and management services. In connection with this agreement, on July 12, 2007, the Company issued 450,000 shares of its restricted common stock. The Company valued the service using the fair value of common shares on the grant date of $0.17 per share and recorded consulting expense of $76,500 in the year ended December 31, 2007. On October 6, 2008, the Company issued another 450,000 shares of its restricted common stock to FirsTrust Group, Inc. for additional services to be provided. The Company valued the service using the fair value of common shares on grant date at $0.08 per share and recorded deferred consulting expenses of $36,000 to be amortized over six months of the service period.  For the three month ended March 31, 2009, amortization of consulting compensation amount to $9,000.

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

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008

NOTE 7 – SHAREHOLDER’ EQUITY (CONTINUED)

On May 1, 2008, the Company entered into a two year agreement with China Health Capital Group, Inc. (“CHC”) to provide the Company with financial and investment services. In connection with this agreement, on June 24, 2008, the Company issued
2,000,000 shares of Common Stock valued at $0.21 per share to CHC and recorded $420,000 as deferred compensation. For the three months ended March 31, 2009, amortization of consulting compensation amounted to $78,207.

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

During the three months ended March 31, 2009, there are no warrants granted or exercised.

Stock warrant activities during the three months ended March 31, 2009 are summarized as follows:

	Number of	Weighted-Average
	Shares	Exercise Price
Outstanding at January 1, 2008	33,921,545	$0.26
Grants	-	-
Exercised	(351,750)	0.20
Expired	-	-
Outstanding at December 31, 2008	33,469,795	0.25
Grants	-	-
Exercised	-	-
Expired	-	-
Outstanding at March 31, 2009	33,469,795	$0.25

The following table summarizes the Company's stock warrants outstanding at March 31, 2009:

		Warrants Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted Average
Exercise	Of	Remaining	Exercise
Price	Warrants	Exercise Life	Price
$0.10	540,130	1.24	$0.10
$0.20	17,055,000	1.49	$0.20
$0.30	15,866,665	1.74	$0.30
$1.00	8,000	3.52	$1.00
	33,469,795

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 and 2008

NOTE 9 - FOREIGN OPERATIONS

For the three months ended March 31, 2009 and 2008, the Company derived all of its revenue from its subsidiaries located in the People's Republic of China. Identifiable assets by geographic areas as of March 31, 2009 and December 31, 2008 are as follows:

	Identifiable Assets

	March 31, 2009 (unaudited)	December 31, 2008 (audited)
United States	$905	$905
People's Republic of China	14,630,345	13,681,997
Total	$14,631,250	$13,682,902

NOTE 10 – OPERATING RISK

(a)	Country risk

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

On March 5, 2009, LiKang Disinfectant entered into a stock purchase agreement under which it acquired 100% of the equity interest of LiKang Biological with the consideration of RMB 2,000,000 and 500,000 shares of the Company’s common stock Such transaction was completed on March 5, 2009.

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

Our present manufacturing facilities and production capacities are sufficient for the foreseeable future, and we believe that we otherwise have the assets and capital available to us necessary to enable us to increase our revenues in future periods as the market for disinfectant products in China continues to increase. During the remaining nine months of 2009, we will continue to focus our efforts on the retail market for our products, as well as expanding our traditional base of commercial customers. In addition, we may also consider the possible acquisition of independent sales networks, which could be used to increase our product distribution capacity and align our company with small, regional companies in the industry.

RESULTS OF OPERATIONS

The table below sets forth the results of operations for the three months ended March 31, 2009 as compared to the same period ended March 31, 2008 accompanied by the change amount and percentage of changes.

The table below sets forth the results of operations for the three months ended March 31, 2008 as compared to the same period ended March 31, 2008 accompanied by the change amount and percentage of changes.

	For the three months		Change
	ended March 31,		2009 vs	Variance
	2009	2008	2008	%

Sales - unaffiliated	$2,358,022	$4,604,117	$(2,246,095)	49%
Sales - related parties	1,193,054	128,821	1,064,233	826%
Total net revenues	3,551,076	4,732,938	(1,181,862)	25%
Cost of revenues	2,037,628	3,502,958	(1,465,330)	42%
Gross Profit	1,513,448	1,229,980	283,468	23%

Operating Expenses:
Selling expenses	466,289	328,428	137,861	42%
General and administrative expenses	507,463	477,812	29,651	6%
Total Operating Expenses	973,752	806,240	167,512	21%

Income From Operations	539,696	423,740	115,956	27%

Other Income (Expenses):
Other income	74,438	152	74,286	489%
Interest income	100	1,577	(1,477)	94%
Interest expense - related party	0	(4,822)	4,822	100%
Interest expense	(14,310)	(15,696)	1,386	9%
Net Other Income (Expense)	60,228	(18,789)	79,017	421%

Income before income taxes and Minority interest	599,924	404,951	194,973	48%
Income taxes	(96,845)	(46,109)	(50,736)	110%
Minority interest	(58,836)	(30,535)	(28,301)	93%
Net income	$444,243	$328,307	$115,936	35%

Other Key Indicators:	Three months ended
	March 31,
(Percent of Net Revenues)	2009	2008	Change

Cost Of Revenues	57%	74%	(17)%
Selling Expenses	13	7%	6%
General and Administrative Expenses	14%	10%	4%
Income From Operations	15%	9%	6%

 NET REVENUES
Net revenues for the three months ended March 31, 2009 were $ 3,551,076as compared to net revenues of $4,732,938  for the three months ended March 31, 2008, an decrease of $1,181,862 or approximately 25%. Included in our net revenues for the first three months of 2009 are revenues of $2,546,917 attributable to LiKang Disinfectant and revenues of $1,004,159 attributable to LiKang Biological. Of our total net revenues for the three months ended March 31, 2009, $1,193,054 or approximately 34% were attributable to related parties as compared to net revenues of $128,821, or approximately 2.7%, of our total net revenues for the comparable period in fiscal 2008

Revenues associated with LiKang Disinfectant increased $295,411, or approximately 13%, during the three months of fiscal 2009 compared to the same period of fiscal 2008. We believe this increase in demand was due to an increase in our sales staff and customer recognition of our high-quality, competitively priced disinfectant products.

COST OF REVENUES
Cost of revenues includes raw materials and manufacturing costs, which includes labor, rent and an allocated portion of overhead expenses such as utilities directly related to product production. For the three months ended March 31, 2009, cost of revenues amounted to $2,037,628 or approximately 57% of net revenues as compared to cost of revenues of $3,502,958 or approximately74% of net revenues for the same period in fiscal 2008. The decrease of the percentage is mainly due to the high percentage from the LiKang International.

For the three months ended March 31, 2009, cost of sales related to LiKang Biological was $712,302
, or approximately 71% of revenues. The business of LiKang International mainly includes export of medical equipment, mechanical equipment and chemical products. Since 2007, the Chinese government canceled its tax reimbursement policy for many products that had been in place in 2006.

GROSS PROFIT
Gross profit for the three months ended March 31, 2009 was $1,513,448, or approximately 43% of net revenues, as compared to$1,229,980, or approximately 26% of revenues, for the three months ended March 31, 2008.

OPERATING EXPENSES
Total operating expenses for the three months ended March 31, 2009 were $973,752, an increase of $167,512, or approximately 21%, from total operating expenses for the three months ended March 31, 2008 of $806,240. This increase included the following.

Selling Expenses
For the three months ended March 31, 2009, selling expenses were $466,289 as compared to $328,428 for the same period in 2008, an increase of $137,861, or approximate 42%.

General and Administrative Expenses

For the three months ended March 31, 2009, general and administrative expenses were $507,463 as compared to $477,812 for the same period in 2008, an increase of $29,651, or approximate 6.2%.

We incurred non-cash consulting fees during the three months ended March 31, 2009 of $78,207 as compared to $20,168 for the three months ended March 31, 2008, an decrease of $58,039 or approximately 288%. Non-cash consulting fees represents the amortization of fees to consultants under agreements entered into during the three month period ended March 31, 2009, which we pay in shares of our common stock.

OTHER INCOME (EXPENSE)

For the three months ended March 31, 2009 total other income amounted to $60,228 as compared to other expense $18,789 for the three months ended March 31, 2008.

MINORITY INTEREST

For the three months ended March 31, 2009, we reported a minority interest expense of $58,836 as compared to $30,535 for the three months ended March 31, 2008. The minority interest expense is attributable to LiKang Disinfectant’s minority shareholder, and had the effect of reducing our net income. However, on March 5, 2009, our wholly-owned subsidiary Linkwell Tech complete the Biological Stock Purchase Agreement and acquired the remaining 100% equity interest of LiKang Biological . Now the Company owns 90% equity interest in LiKang Biological.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying financial statements, our working capital decreased $1,617,161 or approximately 16% from $9,951,925 on December 31, 2008 to $8,334,764 on March 31 2009. With the expansion of our businesses, we anticipate a strong demand on our capital resource in the near future. In addition to our working capital on hand, we intend to obtain required capital through a combination of bank loans and the sale of our equity securities. Although there are no commitments or agreements on the part of anyone at this time to provide us with additional bank financing or purchase of securities, we are optimistic to obtain additional capital resources to fund our business expansions.

We currently have no material commitments for capital expenditures. At March 31, 2009, we had $745,004 in short term loans which will mature before June, 2009. Other than our working capital and loans, we presently have no other alternative capital resources available to us. We plan to build additional product lines and upgrade our manufacturing facilities, in order to expand our production capacity and improve the quality of our products. Based on our preliminary estimates, upgrades and expansion will require additional capital of approximate $1 million.

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

NET CASH FROM OPERATING ACTIVITES

Net cash used in operating activities for the three months ended March 31, 2009 was $1,951,478 as compared to net cash used in operating activities of $100,734 for the same period ended March 31, 2008, a decrease of $1,850,744 or approximately 1,873%. For the three months ended March 31, 2009.

During the three months ended March 31, 2009, we used cash to fund a increase in prepaid expenses and other assets of $677,016, an decrease in accounts payable of $886,224 and an decrease of $1,232,740 in other payable. These increases were offset by our net income, a decrease of $99,863 in accounts receivable and an increase of $34,227 in advance from customers.During the three months ended March 31, 2008, we used cash to fund a net decrease in accounts receivable of $464,944, including a decrease of $290,183 in accounts receivables from related parties, an increase of $203,664 in inventories, an increase in advance from customers of $529,526 and a decrease of $226,656 in other receivables. These increases were offset by our net income, a decrease of $125,042 in prepaid expenses and other current assets and an increase of $534,331 in accounts payable, accrued expenses and other payables and increase of $27,328 in taxes payable.

NET CASH FROM INVESTING ACTIVITIES

Net cash provided by investing activities for the three months ended March 31, 2009 was $84,159 as compared to net cash used in investing activities of $443,940 for the same period in 2008, an increase of $528,135 or approximately 111%. This change is attributable to an increase of $145,517 cash assumed from acquisition of LiKang Biological, and payment of $61,322 in purchases of property, plant and equipment.

NET CASH FROM FINANCING ACTIVITIES:

Net cash provided by financing activities was $1,551,133 for the three months ended March 31, 2009, as compared to net cash provided by financing activities of $413,483 for the three months ended March 31, 2008, an increase of $1,137,650 or approximately 275%. The increased cash flow from financing activities is chiefly resulted from an  increase of due to related parties of $1,064,444 and an decrease of due from related parties of $486,689.

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

There have been no changes in our internal control over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

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

Linkwell Corporation

Date: May 15, 2009	By: /s/ Xuelian Bian

Xuelian Bian,
Chief Executive Officer
President and Principal
Executive Officer