Form 10-Q
period 2009-06-30
Linkwell CORP
filed 2009-08-14
CIK 1042463

B&L COMMENTS 08/11/09

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to __________

Commission File Number: 000-24977

LINKWELL CORPORATION

(Exact name of registrant as specified in charter)

FLORIDA	65-1053546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1104 Jiatong Road, Jiading District, Shanghai, China 201807
(Address of principal executive offices)
(86) 21-5566-6258
(Registrant’stelephone number)
not applicable
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes☐ No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

        Large accelerated filer  ☐                                                                                                           Accelerated filer  ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)         Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 14th, 2009 there were 77,955,475  shares of common stock issued and outstanding.

LINKWELL CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2009

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

“LiKang Biological” refers to Shanghai LiKang Biological High-Tech Co., Ltd., a wholly owned subsidiary of LiKang Disinfectant on March 5, 2009 and.

“LiKang International” refers to Shanghai LiKang International Trade Co., Ltd., formerly a wholly owned subsidiary of LiKang Disinfectant that was sold to Linkwell International Trading Co., Limited on May 31, 2008.

We also use the following terms when referring to certain related parties:

“Shanhai” refers to Shanghai Shanhai Group,
a Chinese company which was formerly the minority owner of LiKang Disinfectant.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalent	$1,676,537	$2,072,687
Accounts receivable (net of allowance for doubtful accounts of $819,421 and $801,895 at June 30, 2009 and December 31, 2008 respectively)	4,036,524	3,526,440
Accounts receivable-related parties (net of allowance for doubtful accounts of $376,956 and $376,437 at June 30, 2009 and December 31, 2008 respectively)	3,120,614	3,470,553
Other receivables	338,278	204,480
Inventories (net of reserve for obsolete inventory of $145,231 and $145,031 at June 30, 2009 and December 31, 2008 respectively)	1,583,094	1,207,352
Prepaid expenses and other current assets	692,205	339,378
Due from related parties	1,176,958	2,158,077

Total current assets	12,624,210	12,978,967

Goodwill	468,501
Property, plant and equipment - net	2,477,331	703,935

Total assets	$15,570,042	$13,682,902

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loans payable	$745,096	$744,069
Accounts payable and accrued expenses	1,795,374	1,508,271
Taxes payable	187,575	220,103
Other payables	374,599	368,690
Due to related parties	358,668	94,583
Advances from customers	94,615	91,326

Total current liabilities	3,555,927	3,027,042

Fair value of derivative instrument	104,192	281,030

Minority interest	2,295,808	2,118,970

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS （Continued）

	June 30,	December 31,
	2009	2008
	(Unaudited)

Stockholders' Equity:
Preferred Stock: (No par value; 10,000,000 authorized, no shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively)
Common Stock: ($.0005 par value, 150,000,000 authorized, 77,955,475 and 77,955,475 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively)	38,978	38,978
Common stock issuable	250	-
Additional paid-in capital	6,537,096	6,512,346
Statutory surplus reserve	561,222	561,222
Retained earnings	1,925,105	430,849
Deferred compensation	(180,142)	(318,556)
Accumulated other comprehensive income	731,607	1,031,021
Total stockholders' equity	9,614,116	8,255,860

Total liabilities and stockholders' equity	$15,570,042	$13,682,902

See notes to unaudited consolidated financial statements.

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
（Unaudited）

	For the Three months		For the Six months
	Ended March 31,		Ended June 30,
	2009	2008	2009	2008

NET REVENUES
Non-affiliated companies	$1,837,274	$1,879,690	$4,195,296	$3,710,946
Affiliated companies	986,670	631,919	2,179,724	1,052,169
Total Net Revenues	2,823,944	2,511,609	6,375,020	4,763,115

COST OF SALES	536,986	1,256,934	2,574,614	2,384,732
GROSS PROFIT	2,286,958	1,254,675	3,800,406	2,378,383

OPERATING EXPENSES:
Selling expenses	457,276	254,977	923,566	546,701
General and administrative	564,434	464,503	1,071,897	920,869
Total operatingExpenses	1,021,710	719,480	1,995,463	1,467,570

INCOME FROM OPERATIONS	1,265,247	535,195	1,804,943	910,813

OTHER (EXPENSE) INCOME:
Other (expense) income	655	(384,754)	16,257	(384,602)
Put option expenses	118,002		176,838
Interest income	2,116	1,597	2,216	2,310
Interest expense- related party		(6,619)	-	(11,441)
Interest expense	(15,429)	(15,595)	(29,738)	(31,006)
Total Other (Expense) Income	105,345	(405,371)	165,573	(424,739)

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
（Unaudited）
（Continued）

	For the Three months		For the Six months
	Ended March 31,		Ended June 30,
	2009	2008	2009	2008
INCOME FROM CONTINUING OPERATION BEFORE INCOME TAXES
AND MINORITY INTEREST	1,370,592	129,824	1,970,516	486,074

INCOME TAXES	(202,320)	(100,189)	(299,165)	(146,298)

INCOME FROM CONTINUING OPERATION BEFORE MINORITY INTEREST
AND DISCONTINUED OPERATION	1,168,272	29,635	1,671,352	339,776
MINORITY INTEREST	(118,001)	(16,774)	(176,838)	(47,309)

INCOME FROM CONTINUING OPERATION	1,050,271	12,861	1,494,514	292,467
DISCONTINUED OPERATIONS:
Gain from discontinued operation (including gain on disposal of $25,905 at June 30, 2008 )		25,905		74,606

NET INCOME	$1,050,271	$38,766	$1,494,514	$367,073

Basic earnings per share
Diluted earnings per share

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
Basic earnings per shares	$0.01	$0.00	$0.02	$0.00
Diluted earnings per shares	$0.01	$0.00	$0.02	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	77,955,475	73,973,342	77,955,475	73,869,051
Diluted	77,955,475	76,268,185	77,955,475	75,109,226

See notes to unaudited consolidated financial statements

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
（Unaudited）

	For the Six months
	Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	-	292,467
Income from discontinuing operations	-	74,606
Net income	$1,494,514	$367,073
Adjustments to reconcile net income from operations to
net cash provided by (used in) operating activities:

Depreciation	175,388	60,612
Minority interest	176,837	47,309
Allowance for doubtful accounts	17,526	55,687
Allowance for doubtful accounts-related party	519	106,830
Gain from disposal of discontinued operation		(74,606)
Stock-based compensation	138,414	77,193
Derivative liabilities	(176,838)
Changes in assets and liabilities:
Accounts receivable	(659,111)	(648,784)
Accounts receivable - related party	349,420	(1,059,264)
Other receivable	(12,418)	12,231
Inventories	608,735	(969,265)
Prepaid and other current assets	(352,827)	(566,476)
Derivative payable		383,227
Accounts payable and accrued expenses	(681,590)	292,061
Goodwill	(468,501)
Tax payable	(32,528)	54,497
Other payable	(1,469,690)
Advances from customers	3,289	177,285
NET CASH (USED IN) OPERATIONS ACTIVITIES	(888,861)	(1,684,390)

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
（Unaudited）

	For the Six months
	Ended June 30,
	2009	2008
CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in due from related party		(114,542)
Purchase of property, plant and equipment	(775,707)	(78,897)
Cash assumed from acquisition	145,517	(399,057)
Cash paid for minority interest
NET CASH USED IN INVESTING ACTIVITIES	(630,190)	(592,496)
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stocks		2,000,000
Increase in due from related parties	902,438	-
Proceed from due to related party	264,085	261,934
Proceeds from Warrants Exercised	-	20,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,166,523	2,281,934
EFFECT OF EXCHANGE RATE ON CASH	(43,622)	480,565
NET INCREASE (DECREASE) IN CASH	(396,150)	485,614
CASH - beginning of period	2,072,687	782,727
CASH - end of period	$1,676,537	$1,268,341
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$29,403	$42,447
Income taxes	$299,165	$146,298

See notes to unaudited consolidated financial statements

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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
June 30, 2009
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On April 6, 2007, our subsidiary, Linkwell Tech, entered into two material stock purchase agreements as follows:

i) Linkwell Tech entered into an agreement (the “Biological Stock Purchase Agreement”) to acquire a 100% equity interest in Shanghai LiKang Biological High-Tech Company, Ltd. (“LiKang Biological”), a Chinese company, in a related party transaction with Mr. Xuelian Bian, the Company’s Chief Executive Officer, Mr. Wei Guan, the Company’s Vice-President and Secretary, and Shanghai Likang Pharmaceuticals Technology Co., Ltd. (“LiKang Pharmaceutical”). Before the Biological Stock Purchase Agreement, Mr. Bian and Mr. Guan owned 90% and 10% of LiKang Pharmaceutical, respectively. Mr. Bian and LiKang Pharmaceutical owned 60% and 40% of LiKang Biological, respectively. Pursuant to the terms of the Biological Stock Purchase Agreement, Mr. Bian and LiKang Pharmaceutical were to receive 1,000,000 shares of Linkwell Corporation restricted common stock.

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

ii) Linkwell Tech, which already owned a 90% equity interest in LiKang Disinfectant, was to purchase the remaining 10% equity interest of LiKang Disinfectant from Shanghai Shanhai Group, a non-affiliated Chinese entity (the “Disinfectant Stock Purchase Agreement”). Pursuant to the terms of the Disinfectant Stock Purchase Agreement, Shanghai Shanhai Group was to receive 3,000,000 shares of Linkwell Corporation restricted common stock.

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

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
 (UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in US dollars.  All material intercompany transactions and balances have been eliminated in the consolidation.

The Company has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the 2008 annual report filed on Form 10-K.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in the three and six month period ended June 30, 2009 and 2008 include the allowance for doubtful accounts, stock-based compensation, the useful life of property and equipment, the inventory reserve and option value.

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
June 30, 2009
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2009 and December 31, 2008, the Company had established, based on a review of its third party accounts receivable outstanding balances, allowances for doubtful accounts in the amounts of $819,421 and $801,895 respectively. At June 30, 2009 and December 31, 2008, the Company had established, based on a review of its related party accounts receivable outstanding balances, allowances for doubtful accounts in the amounts of $376,956 and $376,437 respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method.  The valuation of inventory requires the Company to estimate obsolete or excess inventory based on analysis of future demand for our products. Due to the nature of the Company’s business and our target market, levels of inventory in the distribution channel, changes in demand due to price changes from competitors and introduction of new products are not significant factors when estimating the Company’s excess or obsolete inventory. If inventory costs exceed expected market value due to obsolescence or lack of demand, inventory write-downs may be recorded as deemed necessary by management for the difference between the cost and the market value in the period that impairment is first recognized. As of June 30, 2009 and December 31, 2008, the reserve for obsolete inventory was $145,231and $145,031.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, which are from five (5) to twenty (20) years. The cost of repairs and maintenance are expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the six months ended June 30, 2009 and 2008.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVANCES FROM CUSTOMERS

As of June 30, 2009 and December 31, 2008, advances from customers were $94,615 and $91,326 respectively, which consisted of prepayments from third party customers to the Company for merchandise that had not yet been shipped by the company. The Company will recognize the prepayments as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’ outstanding warrants as of June 30, 2009 and December 31, 2008 include the following:

	June 30,	December 31,
	2009	2008

Warrants	33,469,795	33,469,795

Earnings Per Share

The Company reports earnings per share in accordance with the provisions of SFAS 128, "Earnings Per Share." SFAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculation date.

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

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the U.S. and in China. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally wide distribution of our products and shorter payment terms than customary in the PRC. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. For the six months ended June 30, 2009 and 2008, sales to related parties accounted for 23% and 22% of net revenues, respectively.

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
June 30, 2009
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $147,413 and $117,128 for the six months ended June 30, 2009 and 2008, respectively

ADVERTISING

Advertising is expensed as incurred and included in selling expenses. For the six months ended June 30, 2009 and 2008, advertising expenses amounted to $56,164 and $1,703, respectively.

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
June 30, 2009
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary is Renminbi, the local currency, or sometimes referred to as the Chinese Yuan (“RMB”). The financial statements of the subsidiary are translated into United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment was $731.607 and $1,031,021,as of June 30, 2009 and December 31, 2008, respectively. On June 30, 2009 and December 31, 2008, the exchange rate was 6.8448 and 6.8542, respectively.

RESEARCH AND DEVELOPMENT COST

Research and development costs are expensed as incurred. These costs primarily consist of cost of materials used and salaries paid for the development department of the Company and fees paid to third parties. Research and development costs for the six months ended June 30, 2009 and 2008 were approximately $120,172 and$17,462 , respectively.

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

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 – INVENTORIES

A summary of inventories by major category as of June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
	2009 (Unaudited)	2008
Raw materials	$597,497	$592,380
Consumable
Work-in-process	77,444	47,621
Finished goods	1,053,384	712,382

Less: Reserve for obsolescence	(145,231)	(145.031)
Net inventories	$1,583,093	$1,207,352

The increase of reserve for obsolescence for the quarterly period ended June 30, 2009 was generated from fluctuation of the exchange rate.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(UNAUDITED)

NOTE 3 – PROPERTY AND EQUIPMENT

At June 30, 2009 and December 31, 2008, property and equipment consisted of the following:

	Estimated
	Useful Life	June 30,	December 31,
	(In years)	2009	2008

Office equipment and furniture	3-7	$251,696	$158,187
Autos and trucks	5	285,189	201,723
Manufacturing equipment	2-10	1,394,462	346,420
Construction in progress		760,194	-
Building	5-20	422,325	458,752
		3,113,866	1,165,082
Less: Accumulated depreciation		(636,535)	(461,147)
Property and equipment, net		$2,477,331	$703,935

For the six months ended June 30, 2009 and 2008, depreciation expenses amounted to $175,388 and $60,612, respectively.

NOTE 4 – LOANS PAYABLE

Loans payable consisted of the following at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Loans from Shanghai Rural Commercial Bank, Dachang Branch due on June 16, 2010 with interest rate at 6.90% per annum, Guaranteed by Shanhai Group (RMB 2,600,000)	$379,853	$379,329

Loans from Shanghai Rural Commercial Bank, Dachang Branch due on December 10, 2009 and December 11, 2008 with interest rate 7.29% per annum. Guaranteed by Shanhai Group and Mr. Bian, Chairman of the Company (RMB 2,500,000)	365,243	364,740

	$745,096	$744,069

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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

Meirui, a company of which prior to the consummation of the Disinfectant Stock Purchase Agreement, Shanghai Shanhai Group, LiKang Disinfectant's minority shareholder, owned 68%, provides certain contract manufacturing of two products for LiKang Disinfectant. Specifically, Meirui provides LiKang Disinfectant with ozone producing equipment and ultraviolet radiation lamp lights. In addition, under the terms of a two year agreement entered into in January 2005, Meirui produces the Lvshaxing Air Disinfectant Machine and LiKang Surgery hand-washing table for LiKang Disinfectant. For the six months ended June 30, 2009 and 2008, the Company recorded net revenues of $1,114 and $27,607 to Meirui, respectively. As of June 30, 2009 and December 31, 2008, Meirui owed LiKang Disinfectant $102,811 and $47,104. In general, accounts receivable due from Meirui are payable in cash and are due within 4 to 6 months, which approximate normal business terms with independent third parties.

ZhongYou, which was formerly LiKang Pharmaceuticals until October 16, 2007, was owned by Xuelian Bian (90%) and Wei Guan (10%). In March 2007, Wei Guan sold his 10% shares to Bing Chen, President of Likang Disinfectant. In August 2007, Xuelian Bian sold his 90% shares to his mother, Xiuyue Xing. In October, 2007, the two new shareholders, Bing Chen (10%) and Xiuyue Xing (90%) sold all of their shares in ZhongYou to Shanghai Jiuqing Pharmaceuticals Company, Ltd., whose 100% owner is Shanghai Ajiao Shiye Co. Ltd. Mr. Bian is a 60% shareholder of Shanghai Ajiao Shiye Co. Ltd. For the six months ended June 30, 2009 and 2008, the Company recorded net revenues of $1,834,329 and $1,017,679 to ZhongYou respectively. At June 30, 2009 and December 31, 2008, accounts receivable from sales to ZhongYou were $2,587,105 and $3,457,165, respectively and accounts payable were $0 and $1,670, respectively. In general, accounts receivable due from ZhongYou are payable in cash and are due within 4 to 6 months, which approximate normal business terms with independent third parties.

Shanghai Jiuqing Pharmaceuticals Company, Ltd (“Shanghai Jiuqing”), whose 100% owner is Shanghai Ajiao Shiye Co. Ltd. Mr. Bian is a 60% shareholder of Shanghai Ajiao Shiye Co. Ltd. For the six months ended June 30, 2009 and 2008, the Company recorded revenue of $4,380 and of $6,883 to Shanghai Jiuqing, respectively. At June 30, 2009 and December 31, 2008, accounts receivable from sales to Jiuqing were $83,733 and $81,240, respectively and accounts payable were $505 and $0, respectively.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(UNAUDITED)

NOTE 5 – RELATED PARTY TRANSACTIONS (Continued)

On May 31, 2008, LiKang Disinfectant entered into a stock purchase agreement under which it sold 100% of the capital stock of its wholly-owned subsidiary,LiKang International to Linkwell International Trading Co., Ltd. (“Linkwell trading”), a company registered in Hong Kong. Pursuant to the terms of the agreement, LiKang Disinfectant will receive $282,885 (RMB 2,000,000) once the agreement is approved by the Ministry of Commerce, the People’s Republic of China.

As of May 31, 2008, Linkwell Tech owed LiKang International $120,000. On May 31, 2008, LiKang International was sold to Linkwell Trading, which is 100% owned by Mr. Wei Guan, the Company’s Vice President, Secretary and Director. Linkwell Trading will take all assets and liability of LiKang International. As of June 30, 2008, LiKang Tech owed Linkwell Trading $120,000.

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

The Company recognized maximal expenses of put option and call option described above as $400,000. Deducting the minority interest in June 2009 of $176,838, the long time liability of derivative payable shown in the unaudited Balance Sheet is $104,192.

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
June 30, 2009
(UNAUDITED)

NOTE 7 - DISCONTINUED OPERATION (Continued)

As of May 31, 2008, the Company had classified the LiKang International business as a discontinued operation. The initial investment to LiKang International was $282,885 (RMB 2,000,000). During the six months ended June 30, 2008, total gain from discontinued operation, including gain from disposal of $43,123 was $74,606. The Company will receive $282,885 (RMB 2,000,000) from Linkwell International Trading Co., Ltd.

NOTE 8 – SHAREHOLDER’S EQUITY

STOCK OPTIONS

Common Stock

In September 2006, the Company entered into a three-year agreement with a consultant to provide business development and management services. In connection with this agreement, the Company issued 500,000 shares of the Company’s common stock. The Company valued these services using the fair value of common shares on the grant date at $0.185 per share and recorded deferred consulting expense of $92,500 to be amortized over the service period. For the six months ended June 30, 2009, amortization of consulting compensation amounted to $15,417.

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

In March 2008, the Company entered into a two month agreement with SmallCapVoice.Com, Inc. to provide the Company with financial public relations services. In connection with this agreement, the Company paid $3,500 per month and issued a total of 35,000 shares of the Company’s common stock. On March 11, 2008, the Company issued 35,000 shares to SmallCapVoice.Com, Inc. The Company valued these services using the fair value of common shares on the grant date at $0.19 per share.

On June 27, 2008, Monarch Capital Fund, Ltd. exercised a warrant to purchase 100,000 shares of Common Stock with price of $0.20 per share. The Company received proceeds from these warrant exercises of $20,000 on June 24, 2008.

COMMON STOCK WARRANTS

During the six months ended June 30, 2009, there were no warrants granted or exercised.

The following table summarizes the Company's Common Stock warrants outstanding at June 30, 2009:

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(UNAUDITED)

NOTE 8 – SHAREHOLDER’S EQUITY (CONTINUED)

		Warrants Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted Average
Exercise	Of	Remaining	Exercise
Price	Warrants	Exercise Life	Price
$0.10	540,130	1.24	$0.10
$0.20	17,055,000	1.49	$0.20
$0.30	15,866,665	1.74	$0.30
$0.75-1.00	8,000	3.52	$0.96
	33,469,795

NOTE 9 - FOREIGN OPERATIONS

For the six months ended June 30, 2009 and 2008, the Company derived all of its revenue from its subsidiaries located in the People's Republic of China. Identifiable assets by geographic areas as of June 30, 2009 and December 31, 2008 are as follows:

	Identifiable Assets
	June 30,	December 31,
	2009	2008
United States	$905	$905
People's Republic of China	15,100,636	13,681,997
Total	$15,101,541	$13,682,902

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(UNAUDITED)

NOTE 10 – SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. For the six months ended June 30, 2009 and 2008, the Company operated in two reportable business segments (1) the sale of commercial disinfectant products; and (2) import and export activities. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Condensed information with respect to these reportable business segments for the six months ended June 30, 2009 and 2008 is as follows:

Six months ended June 30, 2009:

		Corporate
	Disinfectant	And
	Products	Other	Consolidated

Net revenue - Non-affiliated companies	$4,195,296	$-		$4,195,296
Net revenue - Affiliated companies	$2,179,724	$-		$2,179,724
Interest income (expenses)	$(27,494)	$(28)		$(27,522)
Depreciation and Amortization	$15,490	$159,898		$175,388
Net income (loss)	$1,304,460	$190,054		$1,494,514
Long-lived asset expenditures	$	$-	$
Segment Assets	$10,618,820	$4,951,223		$15,570,042

Net revenues for the Six months ended June 30, 2009 were $6,375,020. Included in our net revenues for the six months ended June 30, 2009 are $2,179,724 in related party sales and $4,195,296 in sales to independent third parties.

Six months ended June 30, 2008 (Pro-forma):

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

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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

On March 5, 2009, LiKang Disinfectant entered into a stock purchase agreement under which it acquired 100% of the equity interest of LiKang Biological with the consideration of RMB 2,000,000 and 500,000 shares of the Company’s common stock. The transaction was completed on March 5, 2009.

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

Historically, our focus has been on the commercial distribution of our products. Our customers include hospitals, medical suppliers and distribution companies throughout China. We have made efforts to expand our distribution reach to the retail market. We have repackaged certain of our commercial disinfectant products for sale to the consumer market and have commenced expanding our customer base to include hotels, schools, supermarkets and pharmacies. By virtue of the Chinese government's continuing focus on educating the Chinese population about the benefits of proper sanitation procedures, we believe that another key to increasing our revenues is the continued expansion of the retail distribution of our products.

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

Our present manufacturing facilities and production capacities are sufficient for the foreseeable future, and we believe that we otherwise have the assets and capital available to us necessary to enable us to increase our revenues in future periods as the market for disinfectant products in China continues to increase. During the remaining six months of 2009, we will continue to focus our efforts on the retail market for our products, as well as expanding our traditional base of commercial customers. In addition, we may also consider the possible acquisition of independent sales networks, which could be used to increase our product distribution capacity and align our company with small, regional companies in the industry.

RESULTS OF OPERATIONS

The table below sets forth the results of operations for the six months ended June 30, 2009 as compared to the same period ended June 30, 2008, accompanied by the change amount and percentage of changes. We used pro forma number for the six month ended June 30, 2008.

	For the Six months		Change
	Ended June30,		2009 vs	Variance
	2009	2008	2008	%
NET REVENUES
Non-affiliated companies	$4,195,296	$3,710,946	484,350	13%
Affiliated companies	2,179,724	1,052,169	1,127,555	107%
Total Net Revenues	6,375,020	4,763,115	1,611,905	34%
COST OF SALES	2,574,614	2,384,732	189,882	8%
GROSS PROFIT	3,800,406	2,378,383	1,422,023	60%
OPERATING EXPENSES:			-
Selling expenses	923,566	546,701	376,865	69%
General and administrative	1,071,897	920,869	151,028	16%
Total Operating Expenses	1,995,463	1,467,570	527,893	36%
			-
INCOME FROM OPERATIONS	1,804,943	910,813	894,130	98%
			-
OTHER (EXPENSE) INCOME:			-
Other (expense) income	16,257	(384,602)	400,859	-104%
Put option expenses	176,838	74,606	102,232	137%
Interest income	2,216	2,310	(94)	-4%
Interest expense - related party		(11,441)	11,441	-100%
Interest expense	(29,738)	(31,006)	1,268	-4%
Total Other (Expense) Income	165,573	(350,133)	515,706	-147%
			-
INCOME FROM CONTINUING OPERATION BEFORE INCOME TAXES AND MINORITY INTEREST	1,970,516	560,680	1,409,836	251%
INCOME TAXES	(299,165)	(146,298)	(152,867)	104%
INCOME FROM CONTINUING OPERATION BEFORE MINORITY INTEREST AND DISCONTINUED OPERATION	1,671,352	414,382	1,256,969	303%
			-
MINORITY INTEREST	(176,838)	(47,309)	(129,529)	274%
			-
INCOME FROM CONTINUING OPERATION	1,494,514	367,073	1,127,441	307%
			-
DISCONTINUED OPERATIONS:			-
Gain from discontinued operation (including gain on disposal of $25,322 at June 30, 2008 )			-
Gain from discontinued operations		-	-
NET INCOME	$1,494,514	$367,073	1,127,441	307%

Other Key Indicators:	Six months ended
	June 30,
(Percent of Net Revenues)	2009	2008	Change

Cost Of Revenues	40%	50%	(10)%
Selling Expenses	15%	11%	4%
General and Administrative Expenses	17%	19%	(2)%
Income From Operations	28%	19%	9%

NET REVENUES

Net revenues for the six months ended June 30, 2009 were $6,375,020 as compared to net revenues of $4,763,115 for the six months ended June 30, 2008, an increase of $1,611,905 or approximately 34%. Of our total net revenues for the six months ended June 30, 2009, $2,179,724, or approximately 34%, were attributable to related parties as compared to net revenues of $1,052,169, or approximately 22%, of our total net revenues for the comparable period in fiscal 2008. We believe this increase in demand was due to an increase in our sales staff and customer recognition of our high-quality, competitively priced disinfectant products.

Of the $2,179,724 of revenues derived from related parties during the six months ended June 30, 2009, $1,834,329, or approximately 84%, was from ZhongYou, compared to $1,017,679, or approximately 97%. for the same period of fiscal 2008, an increase of $816,650 or a decrease approximately 13%, from the same period in fiscal 2008.

The revenue associated with third parties increased $484,350, or approximately 13% for the six months ended June 30, 2009 from the comparable period in fiscal 2008.

COST OF REVENUES

Cost of revenues includes raw materials and manufacturing costs, which includes labor, rent and an allocated portion of overhead expenses such as utilities directly related to product production. For the six months ended June 30, 2009, cost of revenues amounted to $2,574,614, or approximately 40%, of net revenues as compared to cost of revenues of $2,384,732, or approximately 50%, of net revenues for the same period in fiscal 2008.

The cost of revenues is from LiKang Disinfectant ,LiKang Disinfectant's cost of sales is comprised of approximately 65% for raw material costs and approximately 35% for manufacturing costs. The increase in cost of revenues for the six months ended June 30, 2009 as compared to the period ended June 30, 2008 is attributable, partially, to price increases of raw materials during the six months ended June 30, 2009. We also experienced an increase in overhead costs, including utilities and rent during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. We absorbed the majority of these increased costs in order to increase our market share in the disinfectant industry. We purchase raw materials from several primary suppliers and we have purchase contracts with these suppliers in an effort to ensure a steady supply of raw materials. We also purchase raw materials and finished products from Meirui, a related party.

GROSS PROFIT

Gross profit for the six months ended June 30, 2009 was $3,800,406, or approximately 60% of net revenues, as compared to $2,378,383, or approximately 50% of revenues, for the six months ended June 30, 2008.

OPERATING EXPENSES

Total operating expenses for the six months ended June 30, 2009 were $1,995,463, an increase of $527,893, or approximately 36%, from total operating expenses for the six months ended June 30, 2008 of $1,467,570; This increase included the following:

Selling Expenses

For the six months ended June 30, 2009, selling expenses were $923,566 as compared to $546,701 for the same period in 2008, an increase of $376,865, or approximately 69%.

General and Administrative Expenses

For the six months ended June 30, 2009, general and administrative expenses were $1,071,897 as compared to $920,869 for the same period in 2008, an increase of $151,028, or approximately 16%.

We incurred non-cash consulting fees during the six months ended June 30, 2009 of $138,414 as compared to $77,193 for the six months ended June 30, 2008, a decrease of $61,221, or approximately 79%. Non-cash consulting fees represent the amortization of fees to consultants under agreements entered into during the six month period ended June 30, 2009, which we pay in shares of our common stock.

OTHER INCOME (EXPENSE)

For the six months ended June 30, 2009, total other income amounted to $165,573 as compared to other expenses of $ 350,133 for the six months ended June 30, 2008. For 6 months ended June 30,09, the Company has 176,838 other income from put optionj.

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

For the six months ended June 30, 2009, we reported a minority interest expense of $176,838 as compared to $47,309 for the three months ended June 30, 2008. The minority interest expense is attributable to LiKang Disinfectant’s minority shareholder, and had the effect of reducing our net income. However, on March 5, 2009, Linkwell Tech completed the Biological Stock Purchase Agreement and acquired the remaining 100% equity interest of LiKang Biological. Now the Company owns a 90% equity interest in LiKang Biological.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying financial statements, our working capital decreased $883,642 or approximately 9% from $9,951,925 on December 31, 2008 to $9,068,283 on June 30, 2009. With the expansion of our businesses, we anticipate a strong demand on our capital resources in the near future. In addition to our working capital, we intend to obtain required capital through a combination of bank loans and the sale of our equity securities. Although there are no commitments or agreements on the part of anyone at this time to provide us with additional bank financing or to purchase our securities, we are optimistic that we will be able to obtain additional capital resources to fund our business expansions.

We currently have no material commitments for capital expenditures. At June 30, 2009, we had total $745,096 in short term loan. Among which, $379,853 will mature before June 17, 2010 and $365,243 will mature before December 11, 2009. Other than our working capital and loans, we presently have no other alternative capital resources available to us. We plan to build additional product lines and upgrade our manufacturing facilities in order to expand our production capacity and improve the quality of our products. Based on our preliminary estimates, upgrades and expansion will require additional capital of approximately $1 million.

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

NET CASH FROM OPERATING ACTIVITES

Net cash used in operating activities for the six months ended June 30, 2009 was $888,861 as compared to $1,684,390 for the same period ended June 30, 2008, a decrease of $795,529 or approximately 47%. For the six months ended June 30, 2009, we used cash to fund a net increase in accounts receivable of $309,691, including a decrease of $349,420 in accounts receivables from related parties, a decrease of $608,735 in inventories, an increase of $12,418 in other receivables, an increase of $352,827 in prepaid expenses and other current assets. These increases were offset by our net income, an increase in advances from customers of $3,289, a decrease of $681,590 in accounts payable, a decrease of $1,469,690  other payables and a decrease of  $32,528 in taxes payable.

NET CASH FROM INVESTING ACTIVITIES

Net cash used in investing activities for the six months ended June 30, 2009 was $630,190 as compared to net cash used in investing activities of $592,496 for the same period in 2008, an increase of $37,694,or approximately 6%. This change is attributable to an increase of $145,517 cash assumed from acquisition of LiKang Biological, and payment of $775,707 in purchases of property, plant and equipment.

NET CASH FROM FINANCING ACTIVITIES:

Net cash provided by financing activities was $1,166,523 for the six months ended June 30, 2009, as compared to net cash provided by financing activities of $ 2,281,934 for the six months ended June 30, 2008, a decrease of $1,115,411 or approximately 49%.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2009, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer who also serves as our principal financial and accounting officer, to allow timely decisions regarding required disclosure.

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

All of our employees and accounting staff are located in the PRC and we do not presently have a Chief Financial Officer, comptroller or similarly titled senior financial officer who is bilingual and experienced in the application of U.S. GAAP. Currently, we are searching for an appropriate candidate who can fill such a position; however, we are unable to predict when such a person will be hired. We have also begun providing additional training to our accounting staff in the application of U.S. GAAP. As a result of these matters, our management believes that a deficiency in our internal controls continues to exist. Based upon historical accounting errors and lack of a Chief Financial Officer and sufficient trained accounting staff, our management has determined that there is a deficiency in our internal controls over financial reporting and that our disclosure controls and procedures were ineffective at June 30, 2009. Until we expand our staff to include a bilingual senior financial officer who has the requisite experience necessary, as well as supplement the accounting knowledge of our staff, it is likely that we will continue to have material weaknesses in our disclosure controls.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Linkwell Corporation

Date: August 14, 2009	By:	/s/ Xuelian Bian

Xuelian Bian,
Chief Executive Officer
President and Principal
Executive Officer