Form 10-Q
period 2009-09-30
Linkwell CORP
filed 2009-11-16
CIK 1042463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
at November 16, 2009 there were 82,105,475 shares of common stock issued and outstanding.

LINKWELL CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

“Linkwell Tech” refers to our 90% owned subsidiary Linkwell Tech Group, Inc., a Florida corporation;

“LiKang Disinfectant” refers to Shanghai LiKang Disinfectant High-Tech Company, Limited,
a 90% owned subsidiary of Linkwell Tech;

“LiKang Biological” refers to Shanghai LiKang Biological High-Tech Co., Ltd., a wholly owned subsidiary of LiKang Disinfectant on March 5, 2009 ;

“LiKang International” refers to Shanghai LiKang International Trade Co., Ltd., formerly a wholly owned subsidiary of LiKang Disinfectant which was sold to Linkwell International Trading Co., Limited on May 31, 2008.

We also use the following terms when referring to certain related parties:

“Shanhai” refers to Shanghai Shanhai Group,a Chinese company which used to be the minority owner of LiKang Disinfectant;

“Meirui” refers to Shanghai LiKang Meirui Pharmaceuticals High-Tech Co., Ltd., a company of which Shanhai is a majority shareholder;

“ZhongYou” refers to Shanghai ZhongYou Pharmaceutical High-Tech Co., Ltd., a company owned by Shanghai Jiuqing Pharmaceuticals Company, Ltd., whose 100% owner is Shanghai Ajiao Shiye Co. Ltd. Our Chairman and Chief Executive Officer Xuelian Bian is a 60% shareholder of Shanghai Ajiao Shiye Co. Ltd.

The information which appears on our web site at www.linkwell.us is not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
CURRENT ASSETS:
Cash	$2,291,771	$2,072,687
Accounts receivable (net of allowance for doubtful accounts of $816,587 and $801,895 at September 30, 2009 and December 31, 2008 respectively)	4,535,743	3,526,440
Accounts receivable-related parties (net of allowance for doubtful accounts of $377,351 and $376,437 at September 30, 2009 and December 31, 2008 respectively)	2,496,649	3,470,553
Other receivable	742,149	204,480
Inventories (net of reserve for obsolete inventory of $145,383 and $145,031 at September 30, 2009 and December 31, 2008 respectively)	1,688,901	1,207,352
Prepaid expenses and other current assets	656,265	339,378
Due from related parties	1,624,090	2,158,077

Total Current Assets	14,035,568	12,978,967

PROPERTY AND EQUIPMENT - Net	2,528,525	703,935

GOODWILL	468,501	-
Other intangible assets, net	797,673	-

Total Assets	$17,830,267	$13,682,902

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

	September 30,	December 31,
	2009	2008
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Loans payable	$745,876	$744,069
Accounts payable and accrued expenses	2,047,941	1,508,271
Tax payable	335,257	220,103
Other payable	409,372	368,690
Due to related parties	382,801	94,583
Advances from customers	230,399	91,326
Total Current Liabilities	4,151,646	3,027,042

Derivative Payable	(7,356)	281,030

MINORITY INTEREST	2,407,356	2,118,970

STOCKHOLDERS' EQUITY:
Common Stock ($0.0005 Par Value; 150,000,000 Shares Authorized; 82,105,475 and 77,955,475 shares issued and outstanding at September 30, 2009 and December 31, 2008 respectively)	41,053	38,978
Common stock issuable	250	-
Additional paid-in capital	7,736,398	6,512,346
Statutory surplus reserve	561,222	561,222
Accumulated deficit	2,718,100	430,849
Deferred compensation	(479,670)	(318,556)
Other comprehensive gain - foreign currency	701,268	1,031,021

Total Stockholders' Equity	11,278,621	8,255,860

Total Liabilities and Stockholders' Equity	$17,830,267	$13,682,902

See notes to unaudited consolidated financial statements

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

NET REVENUES
Non-affiliated companies	$2,930,306	$2,928,774	$7,125,602	$6,639,720
Affiliated companies	1,146,139	748,357	3,325,863	1,800,526

Total Net Revenues	4,076,445	3,677,131	10,451,465	8,440,246

COST OF SALES	(1,900,775)	(1,919,111)	(4,475,389)	(4,303,843)

GROSS PROFIT	2,175,670	1,758,020	5,976,076	4,136,403

OPERATING EXPENSES:
Selling expenses	(53,799)	(262,600)	(977,365)	(809,301)
General and administrative	(1,131,216)	(669,822)	(2,203,113)	(1,590,691)

Total Operating Expenses	(1,185,015)	(932,422)	(3,180,478)	(2,399,992)

INCOME FROM OPERATIONS	990,655	825,598	2,795,598	1,736,411

OTHER INCOME (EXPENSE):
Other income/(expense)	407	323,351	16,664	(61,251)
Put option expenses	111,548	(383,227)	288,386	(383,227)
Interest income	1,199	1,662	3,415	3,972
Interest expense	(13,100)	(16,823)	(42,838)	(47,829)

Total Other Income/(Expense)	100,054	(63,596)	265,627	(488,335)

INCOME BEFORE DISCONTINUED OPERATIONS, INCOME TAXES AND MINORITY INTEREST	1,090,709	762,002	3,061,225	1,248,076

DISCONTINUED OPERATIONS(Note 7):
Gain from discontinued operation (including gain on disposal of $43,123 at June 30, 2008 )	-	-	-	74,606
Gain from discontinued operations	-	-	-	74,606

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Continued)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	1,090,709	762,002	3,061,225	1,322,682

INCOME TAXES	(160,788)	(126,315)	(459,953)	(272,613)

INCOME BEFORE MINORITY INTEREST	929,921	635,687	2,601,272	1,050,069

MINORITY INTEREST	(111,548)	(30,773)	(288,386)	(78,082)

NET INCOME	$818,372	$604,914	$2,312,886	$971,987

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
Basic	$0.01	$0.01	$0.03	$0.01
Diluted	$0.01	$0.01	$0.03	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	81,304,926	75,936,675	79,076,063	74,577,929
Diluted	81,460,073	76,135,491	79,076,063	74,839,223

See notes to unaudited consolidated financial statements

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continued operations	$2,312,885	$897,381
Income from discontinued operations		74,606
Net income	2,312,885	971,987

Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	136,401	115,019
Minority interest	288,386	78,082
Allowance for doubtful accounts	14,692	217,827
Allowance for doubtful accounts-related party	914	122,130
Gain on discontinued operation	-	(74,606)
Stock-based compensation	(161,114)	110,625
Accounts receivable	(1,155,496)	(922,195)
Accounts receivable - related party	972,990	(1,183,503)
Other receivable	(416,289)	74,225
Inventories	502,928	(569,114)
Prepaid and other current assets	(556,515)	(4,234)
Other assets	239,628	(227,356)
Derivative Payable	(288,386)	383,227
Accounts payable and accrued expenses	(1,863,940)	209,820
Tax payable	115,154	140,128
Advances from customers	139,073	33,708

Net Cash Generated (Used) in Operating Activities	281,311	(524,231)

NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES	281,311	(524,231)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in due from related parties	241,829	(596,225)
Purchase of property, plant and equipment	(877,514)	(120,643)
Cash paid in acquisition	-	(399,057)
Cash assumed from acquisition	145,517	-
NET CASH USED IN INVESTING ACTIVITIES	(490,168)	(1,115,925)

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	For the Nine Months
	Ended September 30,
	2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans payable	(380,251)	(378,358)
Proceeds from loans payable	380,251	378,358
Proceeds from issurance of common stocks	-	2,000,000
Proceed from due to related party	288,218	255,871
Proceeds from Warrants Exercised		37,677

NET CASH PROVIDED BY FINANCING ACTIVITIES	288,218	2,293,548

EFFECT OF EXCHANGE RATE ON CASH	139,724	480,571

NET INCREASE IN CASH	219,084	1,133,964

CASH - beginning of year	2,072,687	782,727

CASH - end of period	$2,291,771	$1,916,693

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$42,838	$47,829
Income taxes	$425,145	$149,478

See notes to unaudited consolidated financial statements

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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
SEPTEMBER 30, 2009
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

On February 15, 2008, we entered into a stock purchase agreement with Ecolab Inc., a Delaware corporation (“Ecolab”), pursuant to which Ecolab agreed to purchase 888,889 of shares of Linkwell Tech, or 10% of the issued and outstanding capital stock of Linkwell Tech, for $2,000,000. On March 28, 2008 and June 4, 2008, Linkwell Tech received $200,000 and $1,388,559, respectively from Ecolab. Including a $400,000 loan that Linkwell Tech received from Ecolab and accrued interest thereon of $11,441, Linkwell Tech received a total investment of $2,000,000 from Ecolab. On May 31, 2008, the Company, Linkwell Tech and Ecolab entered into a Linkwell Tech Group Inc. Stockholders Agreement, whereby both the Company and Ecolab are subject to, and beneficiaries of, certain pre-emptive rights, transfer restrictions and take along rights relating to the shares of Linkwell Tech that the Company and Ecolab each hold. As of May 31, 2008, the principal and accrued interest of $11,441 on the short-term $400,000 loan became part of Ecolab’s investment and does not need to be repaid.

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

During the quarter ended September 30, 2009, the LiKang Disinfectant uses the intangible assets to invest the Likang Biological.  The Likang Disinfectant intangible assets were valued at approximately $2,000,000 and accounted for approximately $800,000 as increase of registered capital for Likang Biological.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in the three and nine month period ended September 30, 2009 and 2008 include the allowance for doubtful accounts, stock-based compensation, the useful life of property and equipment, the inventory reserve and option value.

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
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2009 and December 31, 2008, the Company had established, based on a review of its third party accounts receivable outstanding balances, allowances for doubtful accounts in the amounts of $816,587 and $801,895, respectively. At September 30, 2009 and December 31, 2008, the Company had established, based on a review of its related party accounts receivable outstanding balances, allowances for doubtful accounts in the amounts of $377,351 and $376,437, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method.  The valuation of inventory requires the Company to estimate obsolete or excess inventory based on analysis of future demand for our products. Due to the nature of the Company’s business and our target market, levels of inventory in the distribution channel, changes in demand due to price changes from competitors and introduction of new products are not significant factors when estimating the Company’s excess or obsolete inventory. If inventory costs exceed expected market value due to obsolescence or lack of demand, inventory write-downs may be recorded as deemed necessary by management for the difference between the cost and the market value in the period that impairment is first recognized. As of September 30, 2009 and December 31, 2008, the reserve for obsolete inventory amounted to $145,383 and $145,031, respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges during the nine months ended September 30, 2009 and 2008.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVANCES FROM CUSTOMERS

As of September 30, 2009 and December 31, 2008, advances from customers were $230,399 and $91,326, respectively, which consisted of prepayments from third party customers to the Company for merchandise that had not yet been shipped by the Company. The Company will recognize the prepayments as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s outstanding warrants as of September 30, 2009 and December 31, 2008 include the following:

	September 30, 2009	December 31, 2008

Warrants	33,469,795	33,469,795

REVENUE RECOGNITION

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

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the U.S. and in China. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally wide distribution of our products and shorter payment terms than customary in the PRC. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. For the nine months ended September 30, 2009 and 2008, sales to related parties accounted for 32% and 21% of net revenues, respectively.

COMPREHENSIVE INCOME

The Company uses Statement of Financial Accounting Standards No.130 “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $304,423 and $196,543 for the nine months ended September 30, 2009 and September 30, 2008, respectively.

ADVERTISING

Advertising is expensed as incurred and included in selling expenses. For the nine months ended September 30, 2009 and September 30, 2008, advertising expenses amounted to $102,105 and $2,927, respectively.

STOCK-BASED COMPENSATION

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (revised 2004), Share Based Payment. SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

NON-EMPLOYEE STOCK BASED COMPENSATION

The cost of stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

REGISTRATION RIGHTS AGREEMENTS

The Company has adopted “Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument. Accordingly, the Company classifies as liability instruments, the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the SEC within contractually fixed time periods, and (ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements. Accordingly, (i) registration rights with these characteristics are accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer's own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments.

FOREIGN CURRENCY TRANSLATION

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards, “Foreign Currency Translation” and are included in determining net income or loss.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The functional and reporting currency is the U.S. dollar. The functional currency of the Company's Chinese subsidiary is Renminbi, the local currency, or sometimes referred to as the Chinese Yuan (“RMB”). The financial statements of the subsidiary are translated into United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The effect of exchange rate changes on cash for the nine months ended September 30, 2009 and 2008 was $344,062 and $480,573, respectively. On September 30, 2009 and December 31, 2008, the exchange rate was 1 USD = 6.8376 RMB and 1 USD = 6.8542 RMB, respectively.

RESEARCH AND DEVELOPMENT COST

Research and development costs are expensed as incurred. These costs primarily consist of cost of materials used and salaries paid for the development department of the Company and fees paid to third parties. Research and development costs for the nine months ended September 30, 2009 and 2008 were approximately $164,107 and $44,680, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued revised business combinations guidance. The revised guidance retains the fundamental requirements of the previous guidance in that the acquisition method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. The revised guidance expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. The revised guidance broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has adopted the guidance and believes that if the Company consummated a business combination transaction, the Company’s adoption of the guidance would have a material impact on the consolidated financial statements.

In January 2009, the FASB issued an accounting standard which amended the impairment model by removing its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of this accounting standard did not have a material impact on the Company’s consolidated financial statements because all of the investments in debt securities are classified as trading securities.

In April 2009, the FASB issued authoritative guidance related to the determination of fair value when the volume and level of activity for an asset or liability has significantly decreased, the identification of transactions that are not orderly, the recognition and presentation of other-than-temporary impairments, and the disclosure of the fair value of financial instruments on an interim basis. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In April 2009, the FASB issued an accounting standard to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This standard will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This standard provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this standard does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This standard became effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. The adoption of this standard did not have a material impact on the disclosures related to its consolidated financial statements.

In May 2009, the FASB an accounting standard which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The standard also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The standard is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. The standard requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact this new standard will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued an accounting standard which establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 does, and all subsequent public filings made by the Company will, reference the Codification as the sole source of authoritative literature.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

NOTE 2 – INVENTORIES

A summary of inventories by major category as of September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009 (Unaudited)	2008
Raw materials	$695,144	$592,380
Consumable	-	-
Work-in-process	47,819	47,621
Finished goods	1,091,321	712,382

Less: Reserve for obsolescence	(145,383)	(145,031)
Net inventories	$1,688,901	$1,207,352

The increase of reserve for obsolescence for the quarterly period ended September 30, 2009 is caused by fluctuation of the exchange rate.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 3 – PROPERTY AND EQUIPMENT

At September 30, 2009 and December 31, 2008, property and equipment consisted of the following:

	Estimated
	Useful Life	September 30,	December 31,
	(In years)	2009	2008

Office equipment and furniture	3-7	$291,380	$158,187
Autos and trucks	5	294,148	201,723
Manufacturing equipment	2-10	1,402,809	346,420
Building	5-20	422,767	458,752
Construction in progress		801,755	-
Less: Accumulated depreciation		(684,334)	(461,147)
Property and equipment, net		$2,528,525	$703,935

For the nine months ended September 30, 2009 and 2008, depreciation expenses amounted to $136,401 and $115,019, respectively.

NOTE 4 – LOANS PAYABLE

Loans payable consisted of the following at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Loans from Shanghai Rural Commercial Bank, Dachang Branch due on June 16, 2010 with interest rate at 6.90% per annum, Guaranteed by Shanhai Group (RMB 2,600,000)	$380,251	$379,329

Loans from Shanghai Rural Commercial Bank, Dachang Branch due on December 10, 2009 and December 11, 2008 with interest rate 7.29% per annum. Guaranteed by Shanhai Group and Mr. Bian, Chairman of the Company (RMB 2,500,000)	365,625	364,740

	$745,876	$744,069

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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

Our Chairman and Chief Executive Officer, Xuelian Bian, and our Vice President, Secretary and Director, Wei Guan, own 90% and 10% respectively, of the capital stock of ZhongYou. In March 2007, Wei Guan sold his 10% shares to Bing Chen, President of LiKang Disinfectant. In August 2007, Xuelian Bian sold his 90% shares to his mother, Xiuyue Xing. In October, 2007, the two new shareholders, Bing Chen (10%) and Xiuyue Xing (90%) sold all of their shares in ZhongYou to Shanghai Jiuqing Pharmaceuticals Company, Ltd., whose 100% owner is Shanghai Ajiao Shiye Co. Ltd. Mr. Bian is a 60% shareholder of Shanghai Ajiao Shiye Co. Ltd. For the nine months ended September 30, 2009 and 2008, the Company recorded net revenues of $2,978,680 and $1,748,547 to ZhongYou respectively. At September 30, 2009 and December 31, 2008, accounts receivable from sales to ZhongYou were $2,602,649 and $2,114,681. In general, accounts receivable due from ZhongYou are payable in cash and are due within 4 to 6 months, which approximate normal business terms with independent third parties.

Shanghai Ajiao Shiye Co. Ltd. owns 100% of Shanghai Jiuqing Pharmaceuticals Company, Ltd (“Shanghai Jiuqing”). Xuelian Bian is a 60% shareholder of Shanghai Ajiao Shiye Co. Ltd. For the nine months ended September 30, 2009, the Company recorded revenue of $4,805 and accounts receivable of $84,290 to Shanghai Jiuqing.

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
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 5 – RELATED PARTY TRANSACTIONS (CONTINUED)

As of May 31, 2008, Linkwell Tech owed Likang International $120,000. On May 31, 2008, Likang International was sold to Linkwell Trading. Linkwell Trading acquired all assets and assumed all liabilities of LiKang International. Therefore, as of September 30, 2008, Linkwell Tech owes Linkwell Trading $120,000.

On March 17, 2008, Linkwell Tech transferred, as a deposit for goods purchased, $41,780 to Feima Trading, an agent of LiKang International. Because Linkwell Trading acquired all the assets and assumed all the liabilities of LiKang International, including those of Likang International’s agents, as of September 30, 2008, Linkwell Trading owes Linkwell Tech $41,780.

NOTE 6 – DERIVATIVE PAYABLE

On February 15, 2008, we entered into a stock purchase agreement with Ecolab pursuant to which Ecolab agreed to purchase and Linkwell Tech agreed to sell 888,889 of its shares, or 10% of the issued and outstanding capital stock of Linkwell Tech, for $2,000,000. On May 31, 2008, the Company, Linkwell Tech and Ecolab entered into a Stockholders Agreement (“Stockholders Agreement”), whereby both the Company and Ecolab are subject to, and benefit by, certain pre-emptive rights, transfer restrictions and take along rights relating to the shares of Linkwell Tech, the Company and Ecolab each hold.

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

The Company recognized the maximum expenses of the put option and the call option described above as $400,000. Deducting the minority interest in June 2009 of $288,386, long term liability of derivative payables shown in the unaudited Balance Sheet is $7,356.

NOTE 7 - DISCONTINUED OPERATION

Due to losses and uncertainty about future profitability, on May 31, 2008, LiKang Disinfectant entered into a stock purchase agreement pursuant to which it sold 100% of the equity interest of its wholly-owned subsidiary, LiKang International to Linkwell Trading.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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

NOTE 8 – SHAREHOLDER’S EQUITY

COMMON STOCK

In September 2006, the Company entered into a three-year agreement with a consultant to provide business development and management services. In connection with this agreement, the Company issued 500,000 shares of the Company’s common stock. The Company valued these services using the fair value of common shares on grant date at $0.185 per share and recorded deferred consulting expense of $92,500 to be amortized over the service period. For the nine months ended September 30, 2009, amortization of consulting compensation amounted to $20,556.

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

On May 1, 2008, the Company entered into a two year agreement with China Health Capital Group, Inc. (“CHC”) to provide the Company with financial and investment services. In connection with this agreement, on June 24, 2008, the Company issued 2,000,000 shares of Common Stock valued at $0.21 per share to CHC and recorded $420,000 as deferred compensation. The Company amortized $157,500 as stock-based compensation for the nine months ended September 30, 2009.

On June 27, 2008, Monarch Capital Fund, Ltd. exercised a warrant to purchase 100,000 shares of Common Stock with price of $0.20 per share. The Company received proceeds from this warrant exercise of $20,000 on June 24, 2008.

On July 1, 2009, the Company entered into a two year agreement with First Trust. In connection with this agreement, the Company issued 1,800,000 shares of Common Stock valued at $0.09 per share to First Trust and recorded $162,000 as deferred compensation. The Company amortized $20,250 as stock-based compensation for the nine months ended September 30, 2009.

On August 1, 2009, the Company entered into a two year agreement with Shanghai Hai Mai. In connection with this agreement, the Company issued 2,350,000 shares of Common Stock valued at $0.10 per share to Hai Mai and recorded $235,000 as deferred compensation. The Company amortized $19,583 as stock-based compensation for the nine months ended September 30, 2009.

COMMON STOCK WARRANTS

During the nine months ended September 30, 2009, there were no warrants granted or exercised.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 8 – SHAREHOLDER’S EQUITY (CONTINUED)

The following table summarizes the Company's Common Stock warrants outstanding at September 30, 2009:

		Warrants Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted Average
Exercise	Of	Remaining	Exercise
Price	Warrants	Exercise Life	Price
$0.10	540,130	1.75	$0.10
$0.20	17,055,000	2.00	$0.20
$0.30	15,866,665	2.24	$0.30
$1.00	38,000	0.11	$1.00
	33,499,795

NOTE 9 - FOREIGN OPERATIONS

For the nine months ended September 30, 2009 and December 31, 2008, the Company derived all of its revenue from its subsidiaries located in the People's Republic of China. Identifiable assets by geographic areas as of September 30, 2009 and December 31, 2008 are as follows:

	Identifiable Assets
	September 30,	December 31,
	2009	2008
United States	$905	$905
People's Republic of China	17,829,362	13,681,997
Total	$17,830,267	$13,682,902

NOTE 10 – SEGMENT INFORMATION

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. For the nine months ended September 30, 2009 and 2008, the Company operated in two reportable business segments (1) the sale of commercial disinfectant products; and (2) import and export activities. The Company's reportable segments are strategic business units that offer different products. They are managed separately based on the fundamental differences in their operations. Condensed information with respect to these reportable business segments for the nine months ended September 30, 2009 and 2008 is as follows:

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 10 – SEGMENT INFORMATION (CONTINUED)

Nine months ended September 30, 2009:

		Corporate
	Disinfectant	And
	Products	Other	Consolidated

Net revenue - Non-affiliated companies	$7,125,602	$-	$7,125,602
Net revenue - Affiliated companies	$3,325,863	$-	$3,325,862
Interest income (expenses)	$(39,464)	$41	$(39,423)
Depreciation	$85,100	$51,301	$136,401
Net income (loss)	$2,262,622	$50,264	$2,312,886
Long-lived asset expenditures	-	-	-
Segment Assets	$14,771,233	$3,059,034	$17,830,267

Net revenues for the nine months ended September 30, 2009 were $10,451,465. Included in our net revenues for the nine months ended September 30, 2009 are $3,325,862 in related party sales and $7,125,602 in sales to independent third parties.

Nine months ended September 30, 2008:

		Corporate
	Disinfectant	And
	Products	Other	Consolidated

Net revenue - Non-affiliated companies	$6,639,720	$-	$6,639,720
Net revenue - Affiliated companies	$1,800,526	$-	$1,800,526
Interest income (expenses)	$(4,077)	$220	$(3,857)
Depreciation	$115,019	$-	$115,019
Net income (loss)	$1,591,852	$(619,865)	$971,987
Long-lived asset expenditures	$120,643	$-	$120,643
Segment Assets	$12,091,426	$735,368	$12,826,794

NOTE 11 – OPERATING RISK

(a)	Country risk

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains forward-looking statements. Forward looking statements are identified by words and phrases such as “anticipate”, “intend”, “expect” and words and phrases of similar import. We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements due to risks, uncertainties and assumptions that are difficult to predict, including those set forth in our Form 10-K annual report for the fiscal year ended December 31, 2008. We encourage you to read those risk factors carefully along with the other information provided in this report and in our other filings with the SEC before deciding to invest in our stock or to maintain or change your investment. We undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law.

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

On May 31, 2008, LiKang Disinfectant entered into a stock purchase agreement under which it sold 100% of the capital stock of its wholly-owned subsidiary, LiKang International to Linkwell International Trading Co., Ltd, a company registered in Hong Kong. Pursuant to the terms of the agreement, LiKang Disinfectant will receive RMB 2,000,000 once the agreement is approved by the Ministry of Commerce, the People’s Republic of China and such approval is expected to occur before the end of December 2009.

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

We believe that government standards adopted in July 2002 have increased the barriers to entry for competitors in the disinfectant industry in China. The implementation of these improved production standards and license requirements has effectively decreased the competitive landscape as it pertains to small to medium size manufacturers, since the new standards are especially difficult for companies with limited product offerings and inferior technical content. In addition, prior to the adoption of industry standards, disinfectant products were generally marketed and sold based on price as opposed to quality. We believe that as a result of the adoption of industry standards, the marketplace is evolving with a more stringent focus on product quality, which we believe will enable us to increase our base of commercial customers thereby increasing our revenues.

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

Our present manufacturing facilities and production capacities are sufficient for the foreseeable future, and we believe that we otherwise have the assets and capital available to us necessary to enable us to increase our revenues in future periods as the market for disinfectant products in China continues to increase. During the remaining three months of 2009, we will continue to focus our efforts on the retail market for our products, as well as expanding our traditional base of commercial customers. In addition, we may also consider the possible acquisition of independent sales networks, which could be used to increase our product distribution capacity and align our company with small, regional companies in the industry.

RESULTS OF OPERATIONS

The table below sets forth the results of operations for the nine months ended September 30, 2009, as compared to the same period ended September 30, 2008, accompanied by the change amount and percentage of changes.

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Continued)

	For the Nine Months		Change
	Ended September 30,		2009 VS	Variance
	2009	2008	2008	%

NET REVENUES
Non-affiliated companies	$7,125,602	$6,639,720	485,882	7%
Affiliated companies	3,325,863	1,800,526	1,525,337	85%

Total Net Revenues	10,451,465	8,440,246	2,011,219	24%

COST OF SALES	(4,475,389)	(4,303,843)	(171,546)	4%

GROSS PROFIT	5,976,076	4,136,403	1,839,673	44%

OPERATING EXPENSES:
Selling expenses	(977,365)	(809,301)	(168,064)	21%
General and administrative	(2,203,113)	(1,590,691)	(612,422)	39%

Total Operating Expenses	(3,180,478)	(2,399,992)	(780,486)	33%

INCOME FROM OPERATIONS	2,795,598	1,736,411	1,059,187	61%

OTHER INCOME (EXPENSE):
Other income/(expense)	16,664	(61,251)	77,915	-127%
Put option expenses	288,386	(383,227)	671,613	-175%
Interest income	3,415	3,972	(557)	-14%
Interest expense	(42,838)	(47,829)	4,991	-10%

Total Other Income/(Expense)	265,627	(488,335)	753,962	-154%

INCOME BEFORE DISCONTINUED OPERATIONS, INCOME TAXES AND MINORITY INTEREST	3,061,225	1,248,076	1,813,149	145%

DISCONTINUED OPERATIONS (Note 7):
Gain from discontinued operation (including gain on disposal of $43,123 at June 30, 2008)	-	74,606	(74,606)	-100%
Gain from discontinued operations	-	74,606	(74,606)	-100%

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	3,061,225	1,322,682	1,738,543	131%

INCOME TAXES	(459,953)	(272,613)	(187,340)	69%

INCOME BEFORE MINORITY INTEREST	2,601,272	1,050,069	1,551,203	148%

MINORITY INTEREST	(288,386)	(78,082)	(210,304)	269%

NET INCOME	2,312,886	971,987	1,340,899	138%

Other Key Indicators:	For the Nine months ended
	September 30,
(Percent of Net Revenues)	2009	2008	Change

Cost of Revenues	43%	51%	(8)%
Selling Expenses	9%	10%	(1)%
General and Administrative Expenses	21%	19%	2%
Income from Operations	27%	21%	6%

NET REVENUES

Net revenues for the nine months ended September 30, 2009 were $10,451,465, as compared to net revenues of $8,440,246 for the nine months ended September 30, 2008, an increase of $2,011,219 or approximately 24%. We believe this increase in revenues was due to an increase in our sales staff and customer recognition of our high-quality, competitively priced disinfectant products. Of our total net revenues for the nine months ended September 30, 2009, $3,325,863 or approximately 32% were attributable to related parties as compared to net revenues of $1,800,526, or approximately 21%, of our total net revenues for the comparable period in fiscal 2008.

Of the $3,325,863 of revenues derived from related parties during the nine months ended September 30, 2009, $2,978,680 or approximately 90%, was from ZhongYou, compared to $1,748,547 for the same period of fiscal 2008, an increase in revenues from ZhongYou of $1,230,133, or approximately 70%, from the same period in fiscal 2008.

The revenue associated with third parties increased $485,882, or approximately 7% for the nine months ended September 30, 2009, as compared with the same period ending September 30, 2008.

COST OF REVENUES

Cost of revenues includes raw materials and manufacturing costs, which includes labor, rent and an allocated portion of overhead expenses, such as utilities, directly related to product production. For the nine months ended September 30, 2009, cost of revenues amounted to $4,475,389, or approximately 43%, of net revenues as compared to cost of revenues of $4,303,843, or approximately 51%, of net revenues for the same period in fiscal 2008.

100% of the cost of revenues is from LiKang Disinfectant. Historically, 65% of LiKang Disinfectant's cost of sales is attributable to raw material costs and approximately 35% is attributable manufacturing costs. The increase in cost of revenues for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, is attributable, partially, to price increases of raw materials during the nine months ended September 30, 2009. We also experienced an increase in overhead costs, including utilities and rent during the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. We absorbed the majority of these increased costs in order to increase our market share in the disinfectant industry. We purchase raw materials from several primary suppliers and we have purchase contracts with these suppliers in an effort to ensure a steady supply of raw materials. During the nine months ended September 30, 2009, we successfully made some large quantity sales to government agents with slightly higher selling prices which resulted in an increase in gross margin.

GROSS PROFIT

Gross profit for the nine months ended September 30, 2009 was $5,976,076, or approximately 57% of net revenues, as compared to $4,136,403, or approximately 49% of revenues, for the nine months ended September 30, 2008.

OPERATING EXPENSES

Total operating expenses for the nine months ended September 30, 2009 were $3,180,478, an increase of $780,486, or approximately 33%, from total operating expenses of $2,399,992 for the nine months ended September 30, 2008. This increase included the following:

Selling Expenses

For the nine months ended September 30, 2009, selling expenses were $977,365 as compared to $809,301 for the same period in 2008, an increase of $168,064, or approximately 21%.

General and Administrative Expenses

For the nine months ended September 30, 2009, general and administrative expenses were $2,203,113 as compared to $1,590,691 for the same period in 2008, an increase of $612,422, or approximate 39%.

We incurred non-cash consulting fees during the nine months ended September 30, 2009 of $235,886 as compared to $139,709 for the nine months ended September 30, 2008, an increase of $96,177 or approximately 69%. Non-cash consulting fees represent the amortization of fees to consultants under agreements entered into during the nine months ended September 30, 2009, which we pay in shares of our common stock.

OTHER INCOME (EXPENSE)

For the nine months ended September 30, 2009, total other incomes amounted to $265,627 as compared to other expenses of $488,335 for the nine months ended September 30, 2008. This change in other income is primarily the result of a decrease of $557, or approximately 14% in interest income, a decrease of $4,991, or approximately 10% in interest expense and a decrease of $671,613, or approximately 175% in put option expenses.

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

MINORITY INTEREST

On February 15, 2008, we entered into a stock purchase agreement with Ecolab, pursuant to which Ecolab agreed to purchase and Linkwell Tech agreed to sell 888,889 of its shares, or 10% of the issued and outstanding capital stock of Linkwell Tech, for $2,000,000. On March 28, 2008 and June 4, 2008, Linkwell Tech received $200,000 and $1,388,559, respectively, from Ecolab. Including the $400,000 loan that Ecolab released to Linkwell Tech and accrued interest of $11,441, Linkwell Tech received a total of $2,000,000 from Ecolab. On May 31, 2008, the Company, Linkwell Tech and Ecolab entered into a Linkwell Tech Group Inc. Stockholders Agreement, whereby both the Company and Ecolab are subject to, and benefit by, certain pre-emptive rights, transfer restrictions and take along rights relating to the shares of Linkwell Tech that the Company and Ecolab each hold. As of May 31, 2008, the principal and accrued interest of $11,441 on the short-term $400,000 loan became part of Ecolab’s investment and no longer needs to be repaid. After this transaction, Ecolab became the 10% minority interest holder of Linkwell Tech. For the nine months ended September 30, 2009, we reported a minority interest expense of $288,386 as compared to $78,082 for the nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying financial statements, our working capital increased $1,198,171 or approximately 12% from $9,951,925 on December 31, 2008 to $11,150,096 on September 30, 2009. With the expansion of our businesses, we anticipate the need to utilize our capital resources in the near future. In addition to our working capital, we intend to obtain required capital through a combination of bank loans and the sale of our equity securities. Although we are not party to any commitments or agreements at this time to provide us with additional bank financing or to purchase our securities, we are optimistic that we will be able to obtain additional capital resources to fund our business expansions.

We currently have no material commitments for capital expenditures. At September 30, 2009, we had a total of $745,876 outstanding short term debt of which, $380,251 will mature on June 16, 2010 and $365,625 will mature on December 10, 2009. Other than our working capital and loans, we presently have no other alternative capital resources available to us. We plan to build additional product lines and upgrade our manufacturing facilities in order to expand our production capacity and improve the quality of our products. Based on our preliminary estimates, upgrades and expansion will require additional capital of approximately $1 million.

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

NET CASH FROM OPERATING ACTIVITES

Net cash provided by (used in) operating activities for the nine months ended September 30, 2009 was $281311, as compared to $524,230 for the same period ended September 30, 2008, a decrease of $805,541 or approximately 154%. For the nine months ended September 30, 2009, we used cash to fund a net increase in accounts receivable of $182,506, an increase of $556,515 in prepaid expenses and other current assets, an increase of $416,289 in other receivables, a decrease of $1,863,940 in accounts payable, accrued expenses and other payables, and a decrease of 288,386 in derivative payables. These decreases were off set by our net income, including a decrease of $972,990 in accounts receivables from related parties, an increase in advances from customers of $139,073, a decrease of $ 502,928 in inventories, and an increase of $115,154 in taxes payable.

NET CASH FROM INVESTING ACTIVITIES

Net cash used in investing activities for the nine months ended September 30, 2009 was $490,168 as compared to net cash used in investing activities of $1,115,925 for the same period in 2008, a decrease of $625,756 or approximately 56%. This change is attributable to an increase of $145,517 cash assumed from acquisition of LiKang Biological, and payments of $877,514 for purchases of property, plant and equipment.

NET CASH FROM FINANCING ACTIVITIES:

Net cash provided by financing activities was $685,218 for the nine months ended September 30, 2009, as compared to net cash provided by financing activities of $2,293,548 for the nine months ended September 30, 2008, a decrease of $1,608,330 or approximately 70%. The decreased cash flow from financing activities is primarily the result of $288,218 being due to related parties.

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

INCOME TAXES

We account for income taxes in accordance with, Accounting for Income Taxes, which prescribes the use of the liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance, or increase or decrease this allowance in a period, we increase or decrease our income tax provision in our statement of operations. If any of our estimates of our prior period taxable income or loss prove to be incorrect, material differences could impact the amount and timing of income tax benefits or payments for any period. In addition, as a result of the significant change in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

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

STOCK- BASED COMPENSATION

We account for share-based payments in accordance with, Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected volatility. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2009, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer who also serves as our principal financial and accounting officer, to allow timely decisions regarding required disclosure.

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

All of our employees and accounting staff are located in the PRC and we do not presently have a Chief Financial Officer, comptroller or similarly titled senior financial officer who is bilingual and experienced in the application of U.S. GAAP. Currently, we are searching for an appropriate candidate who can fill such a position; however, we are unable to predict when such a person will be hired. We have also begun providing additional training to our accounting staff in the application of U.S. GAAP. As a result of these matters, our management believes that a deficiency in our internal controls continues to exist. Based upon historical accounting errors and lack of a Chief Financial Officer and sufficient trained accounting staff, our management has determined that there is a deficiency in our internal controls over financial reporting and that our disclosure controls and procedures were ineffective at September 30, 2009. Until we expand our staff to include a bilingual senior financial officer who has the requisite experience necessary, as well as supplement the accounting knowledge of our staff, it is likely that we will continue to have material weaknesses in our disclosure controls.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 1, 2009, the Company issued 1,800,000 shares of common stock to FirstTrust Group, Inc. The Company valued these 1,800,000 shares using the fair value of common shares on the grant date at $0.09 per share.

On August 1, 2009, the Company issued 2,350,000 shares of common stock to Shanghai HaiMai. The Company valued these 2,350,000 shares using the fair value of common stock on the grant date of $0.10 per share.

   The offers and sales of common stock described above have not been registered under the Securities Act of 1933, as amended (“the Securities Act”) or any state securities laws, and such shares may not be offered or sold in the United States in the absence of an effective registration statement or an exemption from the registration requirements of the Securities Act. The Company has relied on the exemption from the registration requirements of the Securities Act set forth under Section 4(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment to Articles of Incorporation (2)
3.3	Articles of Amendment to Articles of Incorporation (3)
3.4	Articles of Amendment to Articles of Incorporation (4)
3.5	Articles of Amendment to the Articles of Incorporation (5)
3.6	Bylaws (1)
3.7	Articles of Amendment to the Articles of Incorporation (6)
31.1	Section 302 Certification of Chief Executive Officer *
31.2	Section 302 Certification of Principal Financial and Accounting Officer *
32.1	Section 906 Certification of Chief Executive Officer and Principal Financial and Accounting Officer *

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

Linkwell Corporation

Date: November 16, 2009	By: /s/ Xuelian Bian

Xuelian Bian,
Chief Executive Officer
President and Principal
Executive Officer