Form 10-K
period 2009-12-31
Linkwell CORP
filed 2010-04-15
CIK 1042463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-24977

Linkwell Corporation
(Exact name of registrant as specified in its charter)

Florida	65-1053546
(State of Incorporation)	(I.R.S. Employer Identification Number)

1104 Jiatang Road Jiading District Shanghai China	201807
(Address of Principal Executive Offices)	(Zip Code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Not Applicable

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,953,880.

The number of shares outstanding of capital stock as of March 31, 2010 was 86,605,475.

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

You should consider the areas of risk described in connection with any forward-looking statements that may be made in this annual report.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety, including the risks described in Part I, Item 1A. Risk Factors.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

As used herein, unless the context indicates otherwise, the terms:

“Linkwell”, the “Company”, “we” and “us” refers to Linkwell Corporation, a Florida corporation;

“Linkwell Tech” refers to our 90% owned subsidiary Linkwell Tech Group, Inc., a Florida corporation;

“LiKang Disinfectant” refers to Shanghai LiKang Disinfectant High-Tech Company, Limited,
a wholly-owned subsidiary of Linkwell Tech;

“LiKang Biological” refers to Shanghai LiKang Biological High-Tech Co., Ltd., a wholly-owned subsidiary of LiKang Disinfectant;

“LiKang International” refers to Shanghai LiKang International Trade Co., Ltd., formerly a wholly-owned subsidiary of LiKang Disinfectant which was sold to Linkwell International Trading Co., Limited on May 31, 2008.

We also use the following terms when referring to certain related parties:

“Shanhai” refers to Shanghai Shanhai Group,a Chinese company which used to be the minority owner of LiKang Disinfectant;

“Meirui” refers to Shanghai LiKang Meirui Pharmaceuticals High-Tech Co., Ltd., a company of which Shanhai is a majority shareholder;

“ZhongYou” refers to Shanghai ZhongYou Pharmaceutical High-Tech Co., Ltd., a company owned by Shanghai Jiuqing Pharmaceuticals Company, Ltd., whose 65% owner is Shanghai Ajiao Shiye Co. Ltd. Our Chairman and Chief Executive Officer Xuelian Bian is a 60% shareholder of Shanghai Ajiao Shiye Co. Ltd.

The People's Republic of China is herein referred to as China or the PRC.

The information which appears on our web site at www.linkwell.us is not part of this report.

PART I

ITEM 1. BUSINESS.

We operate under a holding company structure and currently have one direct operating subsidiary, Linkwell Tech Group Inc. (“Linkwell Tech”) a Florida corporation, of which we own 90%. On February 15, 2008, Linkwell Tech sold 10% of its issued and outstanding capital stock to Ecolab Inc., a Delaware corporation (“Ecolab”).  Linkwell Tech owns 100% of Shanghai LiKang Disinfectant High-Tech Company, Limited (“LiKang Disinfectant”).  We regard LiKang Disinfectant's business of hospital disinfectant products as our primary business.  LiKang Disinfectant acquired 100% of LiKang Biological on March 5, 2009.

Linkwell Corporation, through LiKang Disinfectant, is engaged in the development, manufacture, sale and distribution of disinfectant health care products primarily to the medical industry in China. We have a national marketing and sales presence throughout all twenty-two provinces as well as four autonomous regions and four municipalities in China. We currently employ forty full-time sales and marketing people based in Shanghai.  Shanghai ZhongYou Pharmaceutical High-Tech Co., Ltd, (“ZhongYou Pharmaceutical”) a company 65% owned by our Chairman and Chief Executive Officer, Xuelian Bian, also sells our products using seventy independent sales representatives in China.

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

LiKang Disinfectant has fifty-six marketed products, fifty of which are certified by one or more government authorities; the Chinese Ministry of Health, State Food and Drug Administration, or Ministry of Agriculture.  China’s Ministry of Health approves those products that require the highest level of licensing and have granted thirty hygiene licenses to Linkwell.  We also sell products which have been developed and manufactured by third parties.  These parties manufacture disinfectant products that generated approximately 1.0% of our revenue for the fiscal year ended December 31, 2009.  Products that we manufacture account for approximately 99.0% of our total net revenues for the fiscal year ended December 31, 2009.

Prior to May 31, 2008, we owned 100% of Shanghai LiKang International Trade Co. Ltd., through our subsidiary LiKang Disinfectant. The primary business of LiKang International was the import and export of a variety of products and services ranging from small medical equipment and chemical products to computers.  On May 31, 2008, LiKang Disinfectant sold 100% of the capital stock of LiKang International to Linkwell International Trading Co., Ltd. a company registered in Hong Kong which is 100% owned by Mr. Wei Guan our Vice President and Director.

Corporate Structure Chart

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
•   Healthcare professionals and citizens want a healthcare system and hygienic standards as advanced as western countries;
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

Outbreak time	Location	Disease	Situation
January, 1988	Shanghai	Hepatitis A	310,000 reported cases of Hepatitis A, 47 deaths

April - May, 1998	Shenzhen	Sub-Tuberculosis bacillus disease M. chelonae	Shenzhen Woman and Children Hospital reports an airborne infection. 168 patients infected, 46 severe cases

November 2002	Throughout China	SARS	8,000 reported cases, 800 deaths

June 24 - August 20 2005	Sichuan Province	Streptococcus suis in swine and humans	204 reported cases of humans infected with the Swine streptococci in Sichuan, 38 deaths

April 2005	Throughout China	Pulmonary tuberculosis, Hepatitis B	Pulmonary tuberculosis, Hepatitis B remain top two priorities on the infectious disease list in China

June, 2005	Tibet	Bubonic plague	Five infected cases reported, two deaths

July-September 2005	Hunan, Fujian, Zhejiang provinces	Cholera	638 cases reported, two deaths

August, 2005	Guizhou, Ningxia, Liaoning, Jilin	Anthrax	140 cases reported, one death

October, 2005	Inner Mongolia , Hunan , Anhui , Liaoning , and Hubei provinces	Avian Flu	Three confirmed cases reported, two deaths

October, 2005	Zhejiang, Anhui provinces	highly pathogenic bird flu	One confirmed case in each province reported

March 24, 2006	Shanghai	highly pathogenic bird flu	One confirmed case reported

June 16,2006	Guangdong Province	highly pathogenic bird flu	One confirmed case reported

August 14, 2006	XinJiang Province	highly pathogenic bird flu	One confirmed case reported

January 9, 2007	Anhui provinces	highly pathogenic bird flu	One confirmed case reported

February 27, 2007	Fujian provinces	highly pathogenic bird flu	One confirmed case reported

March 28, 2007	Anhui provinces	highly pathogenic bird flu	One confirmed case reported

May 24, 2007	People’s Liberation Army X department	highly pathogenic bird flu	One confirmed case reported

December 2, 2007	Jiangsu provinces	highly pathogenic bird flu	One confirmed case reported

December 6, 2007	Jiangsu provinces	highly pathogenic bird flu	One confirmed case reported

January-February , 2008	Xinjiang municipality	Measles Virus	11,000 cases reported, 21 deaths

February, 2008	Guangdong, Guangxi and Hunan provinces	Avian Flu	Three cases reported, three deaths

April-May, 2008	Nationwide	Hand, Foot and Mouth Disease	176,321 cases reported, 40 deaths

January-September, 2008	Nationwide	HIV	44,839 cases reported, 6,897 deaths

October-November, 2008	Hainan province	Cholera	42 cases reported,

October-November, 2008	Hainan province	Diarrhea	351 cases reported

January, 2009	Nationwide	Avian Flu	Eight cases reported, five deaths

April, 2009	Worldwide	H1N1	12,220 deaths deaths

November, 2009	Ukraine	Flu	1.4 million infected and 328 deaths.

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

H1N1

HINI is an influenza virus that had never been identified as a cause of infections in people before the current H1N1 pandemic. Genetic analyses of this virus have shown that it originated from animal influenza viruses and is unrelated to the human seasonal H1N1 viruses that have been in general circulation among people since 1977.

Antigenic analysis has shown that antibodies to the seasonal H1N1 virus do not protect against the pandemic H1N1 virus. However, other studies have shown that a significant percentage of people age 65 and older do have some immunity against the pandemic virus. This suggests that some people in older age groups may have some cross protection from exposure to viruses that have circulated in the more distant past.

Unlike typical seasonal flu patterns, the new virus caused high levels of summer infections in the northern hemisphere, and then even higher levels of activity during cooler months in this part of the world. After early outbreaks in North America in April 2009 the new influenza virus spread rapidly around the world. To date, most countries in the world have confirmed infections from the new virus. As of December 27 2009, worldwide more than 208 countries and overseas territories or communities have reported laboratory confirmed cases of pandemic influenza H1N1 2009, including at least 12,220 deaths.

The new virus has also led to patterns of death and illness not normally seen in influenza infections. Most of the deaths caused by the pandemic influenza have occurred among younger people, including those who were otherwise healthy. Pregnant women, younger children and people of any age with certain chronic lung or other medical conditions appear to be at higher risk of more complicated or severe illness. Many of the severe cases have been due to viral pneumonia, which is harder to treat than bacterial pneumonias usually associated with seasonal influenza. Many of these patients have required intensive care.

H1N1 Flu viruses are spread mainly from person to person through coughing or sneezing by people with influenza. Sometimes people may become infected by touching something with flu viruses on it and then touching their eyes, mouth, or nose. Providing sufficient facilities for hand washing and alcohol-based hand sanitizers in common workplace areas such as lobbies, corridors, and rest rooms can reduce the chance of spread of the H1N1 virus. Studies have shown that influenza virus can survive on environmental surfaces and can infect a person for up to 2-8 hours after being deposited on the surface. Disinfecting commonly touched hard surfaces in the workplace, such as work stations, counter tops, door knobs, and bathroom surfaces by wiping them down with disinfectant can reduce the chance of spread of the H1N1 virus.

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

In June 2009, the Chinese Ministry of Public Health issued the Hygiene Standard of Manufacturers of Disinfection Products (2009) (“Hygiene Standard”) which updated the previously issued 2004 version. It specifies plant layout, hygiene requirements for workplaces, requirements for production equipment, materials, warehouse and workers. The Hygiene Standard will go into effect on January 1, 2010 and will restrict market access of some small disinfectant companies due to the high Good Manufacturing Practice (“GMP”) standard which should prove to be beneficial for normalization of  the disinfectant market.

The table below details the 30 licenses issued to LiKang Disinfectant by the Chinese Ministry of Public Health.

#	Products	Date
1	An’erdian Skin Disinfectant	2003.2.13
2	An’erdian-type 2nd skin disinfectant	2002.11.22
3	An’erdian-type 3rd skin and mucous membrane disinfectant	2005.1.19
4	Dian’erkang Aerosol Disinfectant	2004.3.22
5	Dian’erkang 2% glutaraldehyde disinfectant	2002.11.22
6	Aiershi disinfectant tablets	2004.2.9
7	Aiershi disinfectant	2004.2.9
8	Dian’erkang PVP-I disinfectant	2005.3.30
9	Dian’erkang Iodophor disinfectant	2004.2.19
10	Jifro disinfectant gel	2005.1.19
11	Dian’erkang alcohol disinfectant	2003.12.23
12	Dian’erkang compound iodine disinfectant	2004.4.28
13	Lvshaxing disinfectant granule	2004.2.19
14	Lvshaxing disinfectant tablets	2004.3.29
15	LiKang test paper of chlorine	2004.1.16
16	Jifro 4% Chlorhexidine gluconate surgical hand scrub	2004.9.7
17	JifroSongning disinfectant	2004.9.7
18	Lineng glutaraldehyde disinfectant	2005.2.17
19	LiKang 121 steam pressure sterilization chemical indicator	2005.3.30
20	LiKang 132 steam pressure sterilization chemical indicator	2005.3.30
21	LiKang steam pressure sterilization chemical indicator	2005.4.1
22	LiKang 84 disinfectant	2005.6.27
23	LiKang Glutaraldehyde Monitors (Strip)	2005.12.14
24	PuTai Skin Disinfectant	2007.1.11
25	PuTai washless surgical hand scrub	2007.1.11
26	PuTai washless surgical hand foam disinfectant	2007.1.11
27	LiKang disinfectant detergent	2007.4.19
28	JifroTaixin disinfectant	2007.6.4
29	Jifro surgical hand scrub	2009.12.22
30	Putai 2% Chlorhexidine gluconate disinfectant	2009.12.22

Product Lines

We market fifty-six products, which range from air disinfection machines to hot press bags, disinfection swabs, and disinfection indicators.  Our products fall into five categories and six product types.

Five Product Categories:

•	Skin and Mucous Membrane Disinfectants – Eight Products

•	Hand Disinfectants – Eight Products

•	Environment and Surface Disinfectants – Ten Products

•	Medical Devices and Equipment Disinfectants – Five Products

•	Air disinfection equipment – Seven Products

•	Other products – Eighteen Products

Six Product Types:

•	Liquids - gel

•	Tablets - powder

•	Aerosol

•	Chemical indicator

•	Disinfectant appliance

•	Liquids - foam

We believe our varied product line gives us a marketing advantage to build a national customer base for our products and services.  Approximately 99.0% of our sales are derived from products we have internally developed and produced and 1.0% of sales are produced by outside companies. The tables below offer a summary of our current product offerings:

Skin and Mucous Membrane Disinfectants

Skin and mucous membrane disinfectants target both external and internal applications.  Prior to operations, incisions, or injections the products are used to clean the skin surface.  Mucous membrane disinfectants target internal germs located in the mouth, eye, perineum, and other internal sources.  This product group accounted for approximately 45.8% of our fiscal year 2009 sales, and approximately 51.7% of our fiscal year 2008 sales.  The table below lists our skin and/or mucous membrane disinfectants.

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

Hand Disinfectants

These disinfectants target the skin surface.  Products are applied to the skin prior to medial procedures.  This product group accounted for approximately 26.3% of our fiscal year 2009 sales and approximately 18.7% of our fiscal year 2008 sales.  The table below lists our hand disinfectants.

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

Environment and Surface Disinfectants

These disinfectants target a variety of surfaces, such as floors, walls, tables, and medical devices.  Additionally, the products can be applied to cloth materials including furniture and bedding.  This product group accounted for approximately 12.5% of our fiscal year 2009 sales and approximately 17.7% of our fiscal year 2008 sales.  The table below lists our environment and surface disinfectants.

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

Medical Devices and Equipment Disinfectants

This line of disinfectants targets medical equipment, including the sterilization of thermo sensitive instruments and endoscope equipment.  This product group accounted for approximately 9.9% of our fiscal year 2009 sales and approximately 10.6% of our fiscal year 2008 sales.  The table below lists our medical device and equipment disinfectants.

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

Machine Series

The machine series is a line of disinfectants that target air quality.  This product group accounted for approximately 1.3% of our fiscal year 2009 sales and approximately 1.1% of our fiscal year 2008 sales.  The table below lists our machine series disinfectants.

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

Customers

We sell our products on a wholesale and retail basis to the medical community in China.  We have approximately 6,000 active and recurring customers including hospitals, medical suppliers, and distribution companies throughout China.  We maintain over 20 distribution contracts with wholesale dealers and agents.  We generally offer payment terms of four to six months before payment for the products is due.  For the fiscal year ended December 31, 2009 two affiliated entities that are our customers, ZhongYou Pharmaceutical and Shanghai Jiuqing Pharmaceuticals Co. Ltd., represented approximately 36.6% of our total net revenues.

Manufacturing

We operate two production facilities in Shanghai, one located in the Shanghai Jiading district and one located in the Shanghai Jinshan district.  Products are manufactured primarily in liquid, tablet, and powder form.  Approximately 99% of LiKang Disinfectant’s revenues for fiscal 2009 were derived from products manufactured in these two factories.

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

During fiscal 2007, following GMP certification for both the factory and the equipment; we began utilizing the services of LiKang Biological, a related party, to manufacture some of our products including our An'erdian and Dian'erkang lines of disinfectants.  On March 25, 2008, Linkwell Tech purchased 100% of the issued and outstanding stock of LiKang Biological.

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

Raw Materials

We purchase raw materials from six primary suppliers, and we have signed purchase contracts with these suppliers in an effort to ensure a steady supply of raw materials.  We have maintained stable business relations with these suppliers for over 10 years, and believe that our relationships with these primary suppliers will remain stable.  In the event the relationships falter, there are many suppliers with the capability to supply our company.  We purchase raw materials on payment terms of 30 days to three months.  Some of the suppliers import from foreign countries, as listed below, and we purchase directly from these suppliers.

The table below details the supply relationships for raw materials

Raw materials	Suppliers	Origin
Iodine	Shanghai Wenshui Chemical Co., Ltd	USA
Potassium iodide	Shanghai Wenshui Chemical Co., Ltd	Holland
Glutaraldehyde	Shanghai Jin an tang Hygienical Product Factory	Germany
Triclosan	Ciba Specialty Chemicals (China) LTD	Domestic
Alcohol	Shanghai Jangbo Chemical Co., L td	Domestic
Trichloroisocyanuric acid	Xuzhou Keweisi Disinfectant Co., Ltd	Domestic

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

We commercialized four new disinfectant products in 2007, including PuTai Skin Disinfectant, PuTai washless surgical hand scrub, PuTai washless surgical hand foam disinfectant and LiKang disinfectant detergent, which is an environmental and surface disinfectant.  In 2008, 8 products were in development and licensing applications were filed for 4 of these products. In 2009, we commercialized two new disinfectant products, Jifro surgical hand scrub and Putai 2% Chlorhexidine gluconate disinfectant.

For the fiscal years ended December 31, 2009 and 2008, we spent approximately $108,026 and approximately $63,552, respectively, on research and development.

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

During the 2007 fiscal year, we expanded our distribution capability in the PRC.  We have a national marketing and sales presence throughout all 22 provinces, as well as four autonomous regions, and four municipalities of China.  We currently employ 40 full-time sales and marketing people based in Shanghai.  ZhongYou Pharmaceutical, an affiliate, also sells our products using 70 independent sales representatives in other provinces of China.

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

We anticipate that the disinfectant educational center will offer a job training program to educate and train professionals to work in the disinfectant field.  The disinfectant educational center will be a tuition based education program for which graduates will receive a license from the China Pest Infestation Control and Sanitation Association.  After completion of the program, it is envisioned that a personnel exchange service center of the Chinese central government's Health Department will function much like a placement office and assist the center's graduates in securing positions with companies seeking to fill positions in the PRC.  From time to time we may also recruit graduates from the disinfectant educational center to join our company.

In 2006, LiKang Disinfectant entered into an agreement with the China Pest Infestation Control Association, the Ministry of Health and the Beijing Olympic Game Committee to establish and operate a disinfectant educational center in Beijing, China.  In accordance with the agreement, LiKang Disinfectant is responsible for the establishment of the disinfectant educational center, as well as its management and funding.  As of December 31, 2007, we had provided the text books and technical standards for training. In 2008, prior to the Bejing Olympic Games starting,  we  held the first class for training the 2008 Beijing Olympic Staff. There were 46 staff were qualified among total 51 participants

After the Wenchuan Earthquake occurred, LiKang Disinfectant entered into an agreement with the Ministry of Health, the National Patriot and Sanitation Committee, and the Dujiangyan National Disaster Headquarters to provide service to stricken areas. On June 6, 2008, Likang Disinfectant sent its own teams to Sichuan to provide sanitation technical training for over 270 staff as well as providing a qualification course and examinations to over 100 national disinfectors.  On June 27, 2008, 76 national disinfectors had taken professional qualification exams and 67 national disinfectors were qualified. The passage rate was 88%.

In 2008, there were 325 participants that attended the Likang Disinfectant training course, of which 117 became qualified.  In 2009, there were 2,320 participants that attended the Likang Disinfectant training course, of which 2,156 became qualified.

Intellectual Property

We have received eleven patents and have twenty-one pending patent application with National Property Right Administration of the PRC.  The patent approval process can take up to thirty-six months.  The following is a list of LiKang Disinfectant’s patents and pending patent applications:

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

As a result of this heightened license and permit system, all disinfectant manufacturers must comply with "qualified disinfection product manufacturing enterprise requirements” established by the Ministry of Public Health.  The requirements include standards for both hardware and software.  Hardware includes facilities and machinery and software includes the technology to monitor the facilities.  Furthermore the requirements will encompass the knowledge and capability of both the production staff and quality control procedures.

Furthermore we estimate the new government standards adopted in July 2002 are increasing the barriers to entry in the disinfectant industry.  We believe that the new standards may lead to fewer competitors as companies falter in their efforts to adhere to the new standards.  The implementation of these improved production standards and licenses have effectively decreased the competitiveness of small and mid-size manufacturers.  Compliance with the new standards is especially difficult for companies with limited product offerings and inferior technical content.

Competitive Advantages

We believe that the following are the principal competitive strengths that differentiate our company from the majority of our competition:

•  Strong sales and distribution network in China – enables us to compete effectively with domestic competitors, as well as larger foreign-owned competitors;

•  Product selection and availability – A number of our competitors are smaller, regional companies with a limited number of product offerings.  We offer our customers a wide variety of disinfectant products and the ability to ship products to our customers on a timely basis throughout the PRC;

•  Research and development – Our efforts to respond to market demand for new products have resulted in the issuance to us of 28 hygiene licenses by the Ministry of Public Health of the central government of China.  Based upon our knowledge of our competitors, we do not believe any of our competitors have received as many licenses since the enactment of the licensing standards in July 2002;

•  Strong product pipeline – We have a history of introducing 3 or 4 new products to the market each year. We have filed applications for 4 new products and have 8 additional products in development;

•  Manufacturing capacity – We are operating at 91% capacity to produce GMP certified products and we have the ability to increase capacity significantly at moderate costs;

•  Customer services – Our sales personnel are thoroughly educated about our products, which enable them to better understand the needs of our customers.  Our customer service representatives strive to answer questions immediately and, at a minimum, no later than 24 hours after a customer’s inquiry;

•   Reliability and speed of delivery.  We believe our products have developed a reputation of good quality and effectiveness and our manufacturing capabilities enable us to produce and ship products to our customers promptly;

•   Customer service – Our customer service representatives participate in ongoing product training programs and we strive to respond to all customer inquiries within 24 hours; and

•   Price – We have developed relationships with a number of raw material suppliers which enables us to keep our costs low and thereby offer prices to our customers which are very competitive.

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

Sanitary Standard for Producing Disinfectant products Enterprises 2009

To strengthen supervision and management of disinfection products, standardize the behavior of disinfection products based on "Infectious Diseases Prevention Law" and "sterilization management approach," The People's Republic of China Ministry of Health have revised the old disinfectant manufacturing criteria and enacted the “Sanitary Standard for Producing Disinfectant products Enterprises 2009 ” and effective from January 1, 2010.

According to the new guideline, the compounding, mixing and subpackaging of Skin and mucous membrane disinfectants, and antibacterial preparation (except for hand-washing products), should be processed in a workshop with a 300,000 level of air purification.

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

To date reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms toChina's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

Employees

The Company employs approximately 162 full time employees, including our executive officers, as follows:

Department	Number of Employees

Administrative center	15
Accounting	12
Production	54
Logistics	17
Sales and Marketing Staff in Shanghai	40
Training	9
Research and Development	15
Total	162

U.S. Advisors

In September 2006, we entered into a three-year agreement with a consultant to provide business development and management services. In connection with this agreement, we issued 500,000 shares of our common stock. We valued these services using the fair value of common shares on the grant date at $0.185 per share and recorded a deferred consulting expense of $92,500 to be amortized over the service period. For the year ended December 31, 2009, amortization of consulting compensation amounted to $20,556.

On November 20, 2007, we entered into a one year agreement with Segue Ventures LLC to provide various informal advisory and consulting services, including U.S. business methods and compliance with SEC disclosure requirements. In connection with this agreement, Segue Ventures LLC received $4,000 in cash and 16,000 shares of common stock per month. From November 20, 2007 to June 30, 2008, we recorded a total of 116,800 common shares issuable valued at $24,064 as stock-based consulting expense. On February 27, 2008, 70,000 shares of our common stock were issued to Segue Ventures LLC. We valued these 70,000 shares using the fair value of the common shares on the contract date at $0.19 per share and recorded consulting expense of $13,300, of which,  $3,938 was allocated to the year ended December 31, 2007, and $9,362 was allocated to the six months ended June 30, 2008. On August 13, 2008, 68,800 shares of our common stock were issued to Segue Ventures LLC. We valued these 68,800 shares using the fair value of common shares on the grant date at $0.19 per share and recorded consulting expense of $13,072 in 2008. We terminated its services agreement with Segue Ventures LLC on September 11, 2008, and no shares are unissued.

In March 2008, we entered into a two month agreement with SmallCapVoice.Com, Inc. to provide us with financial public relations services. In connection with this agreement, we pay $3,500 per month and issues a total of 35,000 shares of our common stock. On March 11, 2008, we issued 35,000 shares to SmallCapVoice.Com, Inc. We valued these services using the fair value of common shares on the grant date at $0.19 per share.

On May 1, 2008, we entered into a two year agreement with China Health Capital Group, Inc. (“CHC”) to provide us with financial and investment services. In connection with this agreement, on June 24, 2008, we issued 2,000,000 shares of Common Stock valued at $0.21 per share to CHC and recorded $420,000 as deferred compensation. We amortized $210,000 as stock-based compensation for the year ended December 31, 2009.

On June 27, 2008, Monarch Capital Fund, Ltd. exercised a warrant to purchase 100,000 shares of Common Stock with price of $0.20 per share. We received proceeds from this warrant exercise of $20,000 on June 24, 2008.

On July 1, 2009, we entered into a two year agreement with First Trust. In connection with this agreement, we issued 1,800,000 shares of Common Stock valued at $0.09 per share to First Trust and recorded $162,000 as deferred compensation. We amortized $40,500 as stock-based compensation for the year ended December 31, 2009.

History of Our Company

Linkwell Corporation (formerly Kirshner Entertainment & Technologies, Inc. (“Kirshner”)) was incorporated in the State of Colorado on December 11, 1996. On May 31, 2000, we acquired 100% of HBOA.com, Inc. We focused on development of an internet portal through which home based business owners, as well as commercial private label businesses, obtain the products, services, and information necessary to start, expand and profitably run their businesses.

On May 2, 2005, we entered into and consummated a share exchange with all of the shareholders of Linkwell Tech Group, Inc. (“Linkwell Tech”). Pursuant to the share exchange, we acquired 100% of the issued and outstanding shares of Linkwell Tech's common stock, in exchange for 36,273,470 shares of our common stock, which at closing represented approximately 87.5% of the issued and outstanding shares of our common stock. As a result of the transaction, Linkwell Tech became our wholly-owned subsidiary. Linkwell Tech was founded on June 22, 2004, as a Florida corporation. On June 30, 2004, Linkwell Tech acquired 90% of Shanghai LiKang Disinfectant High-Tech Company, Ltd. (“LiKang Disinfectant”) through a share exchange. LiKang Disinfectant is a science and technology enterprise founded in 1988. LiKang Disinfectant is involved in the development, production, marketing and sale, and distribution of disinfectant health care products.

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

On April 6, 2007, Linkwell Tech entered into two material stock purchase agreements as follows:

i) Linkwell Tech entered into an agreement (the “Biological Stock Purchase Agreement”) to acquire a 100% equity interest in Shanghai LiKang Biological High-Tech Company, Ltd. (“LiKang Biological”), in a related party transaction with Mr. Xuelian Bian, our Chief Executive Officer, Mr. Wei Guan our Vice-President and Director, and Shanghai Likang Pharmaceuticals Technology Co., Ltd. (“LiKang Pharmaceutical”). Before the Biological Stock Purchase Agreement, Mr. Bian and Mr. Guan owned 90% and 10% of LiKang Pharmaceutical, respectively. Mr. Bian and LiKang Pharmaceutical owned 60% and 40% of LiKang Biological, respectively. Pursuant to the terms of the Biological Stock Purchase Agreement, Mr. Bian and LiKang Pharmaceutical were to receive 1,000,000 shares of our restricted common stock.

Due to restrictions under PRC law that prohibited the consideration contemplated by the Biological Stock Purchase Agreement, the agreement did not close. As a result, on March 25, 2008, the parties agreed to enter into an amendment to the Biological Stock Purchase Agreement (“Biological Amendment”) in an effort to complete the stock purchase transaction. Pursuant to the terms of the Biological Amendment, the only material change to the Biological Stock Purchase Agreement related to the consideration paid by Linkwell Tech to Xuelian Bian and LiKang Pharmaceutical, which was changed from 1,000,000 shares of our common stock to $200,000 and 500,000 shares of our common stock. As of December 31, 2008, the Biological Stock Purchase Agreement was pending and required further approval from the PRC Ministry of Commerce. Due to the time consuming and complicated nature of the approval procedure, the parties agreed to enter into a second amendment to the Biological Stock Purchase Agreement (“Second Biological Amendment”) in order to complete the purchase transactions timely and properly. Pursuant to the terms of the Second Biological Amendment, the purchaser was changed from Linkwell Tech to LiKang Disinfectant, in addition, the consideration was changed to RMB2,000,000 (approximately $291,792) and 500,000 shares of our common stock. After the Second Biological Amendment, approval from Ministry of Commerce, in the People’s Republic of China is not necessary because LiKang Disinfectant acquired 100% of the equity interest in LiKang Biological and both LiKang Disinfectant and LiKang Biological are companies registered in PRC. This transaction closed on March 5, 2009. We issued 500,000 shares of our common stock to LiKang Pharmaceutical on December 28, 2009; and

ii) Linkwell Tech, which already owned a 90% equity interest in LiKang Disinfectant, was to purchase the remaining 10% equity interest of LiKang Disinfectant from Shanghai Shanhai Group, a non-affiliated Chinese entity, pursuant to a stock purchase agreement (the “Disinfectant Stock Purchase Agreement”) whereby Shanghai Shanhai Group was to receive 3,000,000 shares of our common stock.

Due to restrictions under PRC law that prohibited the consideration then contemplated by the Disinfectant Stock Purchase Agreement, the transaction did not close. As a result of this, on March 25, 2008, the parties agreed to enter into an amendment to the Disinfectant Stock Purchase Agreement (“Disinfectant Amendment”) in an effort to complete the stock purchase transaction. Pursuant to the terms of the Disinfectant Amendment, the only material change to the Disinfectant Stock Purchase Agreement related to the consideration paid by Linkwell Tech to the Shanghai Shanhai Group for the remaining a 10% equity interest, which was changed from 3,000,000 shares of our common stock, to $380,000 and 1,500,000 shares of our common stock. Due to the fluctuation of the applicable exchange rate, the cash consideration was increased to $399,057. The other terms of the Disinfectant Stock Purchase Agreement were not changed.

Linkwell Tech paid $395,800 to the Shanghai Shanhai Group on February 21, 2008 and paid $3,257 on April 18, 2008. A total of 1,500,000 shares of our common stock were expected to be issued before the end of May 2008. The parties agreed to extend the share issuance date until October 20, 2008. The Company valued the acquisition using the fair value of common shares at $0.19 per share and recorded an investment of $285,000. Including the cash payment of $399,057, the total investment for acquiring 10% equity interest in LiKang Disinfectant was $684,057. The cumulative minority interest of 10% equity interest in LiKang Disinfectant at March 25, 2008, was approximately $557,779. The difference between the total investment and the cumulative minority interest of $126,278 was deducted from retained earnings as dividends to the 10% minority shareholder, Shanghai Shanhai Group. As a result of the closing of the Disinfectant Stock Purchase Agreement, as amended, as of March 25, 2008, our 90% owned subsidiary Linkwell Tech owns 100% of the equity interest in LiKang Disinfectant.

On February 15, 2008, we entered into a stock purchase agreement with Ecolab Inc., a Delaware corporation (“Ecolab”), pursuant to which Ecolab agreed to purchase 888,889 of shares of Linkwell Tech, or 10% of the issued and outstanding capital stock of Linkwell Tech, for $2,000,000. On March 28, 2008 and June 4, 2008, Linkwell Tech received $200,000 and $1,388,559, respectively from Ecolab. Including a $400,000 loan that Linkwell Tech received from Ecolab and accrued interest thereon of $11,441. On May 31, 2008, the Company, Linkwell Tech and Ecolab entered into a Linkwell Tech Group Inc. Stockholders Agreement, whereby both the Company and Ecolab are subject to, and beneficiaries of, certain pre-emptive rights, transfer restrictions and take along rights relating to the shares of Linkwell Tech that the Company and Ecolab each hold. As of May 31, 2008, the principal and accrued interest of $11,441 on the short-term $400,000 loan became part of Ecolab’s investment and does not need to be repaid.

On May 31, 2008, LiKang Disinfectant entered into a stock purchase agreement under which it sold 100% of the capital stock of its wholly-owned subsidiary, LiKang International, to Linkwell International Trading Co., Ltd, a company registered in Hong Kong which is 100% owned by Mr. Wei Guan, our Vice President and Director.  Pursuant to the terms of the agreement, LiKang Disinfectant received $291,754 (RMB 2,000,000) once the agreement was approved by the PRC Ministry of Commerce with such approval occurring on March 27, 2008.

During the quarter ended September 30, 2009, LiKang Disinfectant invested certain of its intangible assets in Likang Biological.  The Likang Disinfectant intangible assets were valued at approximately $2,000,000 and accounted for an approximately $800,000 increase in the registered capital of Likang Biological.  Due to U.S. GAAP, a majority of this $800,000 has been eliminated as this patent has been generated internally.

On December 21, 2009, Linkwell entered into a stock purchase agreement with Inner Mongolia Wuhai Chengtian Chemical Co., Ltd., a corporation organized under the laws of China (“Wuhai Chengtian”) and Honglin Li, a stockholder of Wuhai Chengtian, pursuant to which Likang Disinfectant was to purchase 35% of the outstanding capital stock of Wuhai Chengtian from Honglin Li in exchange for approximately $463,235 (3,150,000 RMB) and 4,000,000 shares of our common stock. Prior to this transaction, Likang Disinfectant owned 16% of the capital stock of Wuhai Chengtian. When this transaction is consummated, LiKang Disinfectant shall own 51% of the capital stock of Wuhai Chengtian. Wuhai Chengtian manufactures materials we use to make certain of our disinfectant products.

We, along with Wuhai Chengtian, have been unable to obtain governmental tax approval of the transaction with Wuhai Chengtian and Honglin Li.  As such, on February 26, 2010, the Company, Linkwell Tech, Likang Disinfectant, Wuhai Chengtian and Honglin Li entered into Amendment No. 1 to the Stock Purchase Agreement (the “Amendment”) whereby the Stock Purchase Agreement has been amended such that the Exchange is now contingent upon the parties receiving governmental approval of the transaction.  This transaction has not closed as of the date of this report.

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

We are materially dependent on certain related party transactions in the ongoing conduct of our business.  Sales to our related party represented approximately 21.9% of our total net revenues in the fiscal year of 2008 and approximately 36.6% of our total net revenues in fiscal 2009.  This related party represented approximately 58.6% and approximately 49.6% of our accounts receivable at December 31, 2009 and 2008, respectively. These affiliated transactions may from time to time result in a conflict of interest for our management.  Because these transactions are not subject to the approval of our shareholders, investors in our company are wholly reliant upon the judgment of our management in these related party transactions.

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

As is customary in the PRC, we extend relatively long payment terms to our customers, including on sales to related parties, which can negatively impact our cash flows.  Our terms of sale generally require payment within four to six months, which is considerably longer than customary terms offered in the United States.  For fiscal 2009, the average time of payment on accounts receivable from non-related third parties was 121 days and the average time of payment on accounts receivable from related parties as 380 days, compared to 235 days from related parties in fiscal 2008; an increase of 145 days.  The Company would like to control the average time of payment on accounts receivable from related parties within 120 days.

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

For the fiscal years ended December 31, 2009 and 2008 revenues from one customer, ZhongYou Pharmaceutical, an affiliate, represented approximately 21% and approximately 27%, respectively, of our total net revenues.  Unless we maintain multiple customer relationships, it is likely that we will experience periods during which we will be highly dependent on a limited number of customers.  Dependence on a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single dominant customer stops conducting business with us.  Moreover, to the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer's ability to stay in business and make timely payments to us.

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

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our shareholders may be called, and may delay, defer or prevent a takeover attempt.  In addition, certain provisions of the Florida Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested shareholders.

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

Because our stock currently trades below $5.00 per share and is quoted on the OTC Bulletin Board, our stock is considered a "penny stock" which can adversely affect its liquidity.

As a result of the trading price of our common stock being less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934.  Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements.  The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery of a disclosure schedule explaining the penny stock market and its associated risks prior to any penny stock transaction.  These requirements severely limit the liquidity of securities in the secondary market because few brokers or dealers are likely to undertake these compliance requirements.  In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks include price fluctuations and the lack of a liquid market.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our facilities include our principal executive offices, located at 1104 Jiatang Road Jiading District, Shanghai China 201807. We lease our principal executive office building and warehouse space, which consists of approximately 1,860 square feet, from Shanghai Shanhai Group, an unaffiliated third party, under a lease that expires in December 2010 for approximately $32,000 annually. The amount due under the lease increased during the lease years beginning in 2008 by 8% to 10% annually.

Our other executive office is located at Room 701-704, No 11 Guotai Road, Shanghai, China under leases entered into on July 16, 2008 for approximately $111,462 annually. The lease agreement will expire on July 15, 2010.

Until August 2005, we leased approximately 21,500 square feet of manufacturing space from Shanghai LiKang Pharmaceutical Technology Company, Limited, an affiliate, under a lease originally expiring December 2006 for approximately $11,500 annually.  In August 2005, we purchased this building, which includes an assignment of the land use permit for $333,675.  See Part II, Item 12. Certain Relationships and Related Transactions, and Director Independence appearing later in this annual report.

We also leased approximately 2005 square feet of warehouse space from Shanghai Henglian Industrial Co. Limited, an unaffiliated third party, under a lease that we entered into on November 1, 2008 for $41,366 annually. The lease agreement expired on October 31, 2009. In July 2009, due to the completion of new warehouse in Jiading, we ended the lease agreement with Shanghai Henglian Industrial Co.Limited and ceased renting the warehouse.

ITEM 3. LEGAL PROCEEDINGS.

Please see the disclosure included in NOTE 16, “CONTINGENCY” in the notes to our financial statements included in Item 8 to this Form 10-K.

ITEM 4. (REMOVED AND RESERVED).

N/A.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over The Counter Bulletin Board (“OTCBB”) under the symbol LWLL.    The reported high and low closing prices for the common stock as reported on the OTCBB are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low

Fiscal 2008

First quarter ended March 31, 2008	$0.23	$0.16
Second quarter ended June 30, 2008	$0.28	$0.19
Third quarter ended September 30, 2008	$0.25	$0.07
Fourth quarter ended December 31, 2008	$0.09	$0.04

Fiscal 2009

First quarter ended March 31, 2009	$0.07	$0.03
Second quarter ended June 30, 2009	$0.22	$0.04
Third quarter ended September 30, 2009	$0.24	$0.07
Fourth quarter ended December 31, 2009	$0.19	$0.13

On April 13, 2010, the last sale price of our common stock as reported on the OTCBB was $0.12. As of December 31, 2009, there were approximately 1,730 record owners of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock.  Payment of dividends will be made at the sole discretion of our Board of Directors and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition.  At the present time, our anticipated financial capital requirements are such that we intend to follow a policy of retaining earnings in order to finance the development of our business.

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

Recent Sales of Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA.

N/A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains forward-looking statements. Forward looking statements are identified by words and phrases such as “anticipate”, “intend”, “expect” and words and phrases of similar import. We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements due to risks, uncertainties and assumptions that are difficult to predict, including those set forth in our Form 10-K annual report for the fiscal year ended December 31, 2009. We encourage you to read those risk factors carefully along with the other information provided in this report and in our other filings with the SEC before deciding to invest in our stock or to maintain or change your investment. We undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law.

You should read this MD&A in conjunction with the Consolidated Financial Statements and related Notes in Item 8 hereof.

OVERVIEW

We operate under a holding company structure and currently have one direct 90% owned operating subsidiary, Linkwell Tech Group Inc. (“Linkwell Tech”) a Florida corporation.  Linkwell Tech owns 100% of Shanghai LiKang Disinfectant High-Tech Company, Limited (“LiKang Disinfectant”). On May 31, 2008, LiKang Disinfectant sold 100% of Shanghai LiKang International Trade Company, Limited (“LiKang International”). On February 15, 2008, Linkwell Tech sold 10% of its issued and outstanding capital stock to Ecolab Inc., a Delaware corporation (“Ecolab”).  On March 5, 2009, LiKang Disinfectant purchased 100% of LiKang Biological Company for approximately $291,792 (RMB 2,000,000), and 500,000 shares of our common stock.

Linkwell Corporation, through Linkwell Tech’s wholly-owned subsidiaries, LiKang Disinfectant and Likang Biological, is engaged in the development, manufacture, sale and distribution of disinfectant health care products primarily to the medical industry in China.

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

Our present manufacturing facilities and production capacities are sufficient for the foreseeable future, and we believe that we have the assets and capital available to us necessary to enable the increase of our revenues in future periods as the market for disinfectant products in China continues to increase.  We will continue to focus our efforts on the retail market for our products, as well as expanding our traditional base of commercial customers. In addition, we may also consider the possible acquisition of independent sales networks, which could be used to increase our product distribution capacity and align our company with small, regional companies in the industry.

RESULTS OF OPERATIONS

The table below sets forth the results of operations for the year ended December 31, 2009, as compared to the year ended December 31, 2008 as a percentage of net sales

	2009		2008
	$	% of Sales	$	% of Sales
Net Revenues
Non-related companies	9,299,120		9,362,364
Related companies	5,367,662		2,623,560
Total Net Revenue	14,666,782	100%	11,985,924	100%
Cost of Sales	6,501,335	44.3%	5,963,830	49.8%
Gross Profit	8,165,447	55.7%	6,022,094	50.2%
Selling Expense	1,598,134	10.9%	1,083,431	9.0%
General and Administrative	2,409,104	16.4%	2,432,327	20.3%
Total Operating Expenses	4,007,238	27.3%	3,515,758	29.3%
Income from Operations	4,158,209	28.4%	2,506,336	20.9%
Other Income (Expenses), net	(121,897)	(0.8)%	(405,320)	(3.4)%
Income tax expense	594,078	4.1%	387,324	3.2%
Income from discontinued operations	-	-%	65,083	0.5%
Net Income including non-controlling interest	3,442,234	23.5%	1,778,775	14.8%
Less: net income attributable non-controlling interest	(381,441)	2.6%	(149,505)	1.2%
Net Income attributable to Linkwell Corp	3,060,793	20.9%	1,629,270	13.6%

NET REVENUES

Net revenues for the year ended December 31, 2009 were $14,666,782, as compared to net revenues of $11,985,924 for the year of 2008, an increase of $2,680,858 or approximately 22.4%. This increase in revenues was due to increased demand from end customers as a result of increased recognition of our high-quality, competitively priced disinfectant products. Of our total net revenues for the year ended December 31, 2009, $5,367,662 or approximately 36.6% were attributable to related parties as compared to net revenues of $2,623,560, or approximately 21.9% were attributable to related parties in 2008.

COST OF REVENUES

Cost of revenues includes raw materials and manufacturing costs, which includes labor, rent and an allocated portion of overhead expenses, such as utilities, directly related to product production. For the year ended December 31, 2009, cost of revenues amounted to $6,501,335 or approximately 44.3% of net revenues as compared to cost of revenues of $5,963,830, or approximately 49.8% of net revenues in 2008.  The increase in cost of sales is attributed to the increase of production and sales volume in 2009; while the decrease in cost of revenue as a percentage of revenue was mainly due to the stable raw material cost compared to the cost in 2008, improved economies of scale on fixed costs as a result of increased production, and our continuous improvement on control of the manufacturing costs. We purchase raw materials from several primary suppliers and we have purchase contracts with these suppliers in an effort to ensure a steady supply of raw materials.

GROSS PROFIT

Gross profit for the year ended December 31, 2009 was $8,165,447, or approximately 55.7% of net revenues, as compared to $6,022,094, or approximately 50.2% of revenues for the year of 2008. The increase in our gross profits and gross profit margin was mainly due to the decrease of cost of revenue as a percentage of revenue while our sales activities increased.

OPERATING EXPENSES

Total operating expenses consisted of selling, general and administrative expenses; for the year ended December 31, 2009, total operating expenses were $4,007,238, an increase of $491,480, or approximately 14%, from total operating expenses of $3,515,758 for the year of 2008. The increase in operating expenses was mainly due to a proportional increase in selling expenses with our increased sales and production.  In addition, we incurred non-cash consulting fees during the year ended December 31, 2009 of $408,014 as compared to $188,833 for the year of 2008, an increase of $219,181. Non-cash consulting fees represent the amortization of fees to consultants under agreements entered into during the year, which was paid by issuance of our common shares.

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

As of May 31, 2008, the Company had classified LiKang International business as a discontinued operation. For the year ended December 31, 2008, gain from discontinued operations was $65,083.

NONCONTROLLING INTEREST

On February 15, 2008, we entered into a stock purchase agreement with Ecolab, pursuant to which Ecolab agreed to purchase and Linkwell Tech agreed to sell 888,889 of its shares, or 10% of the issued and outstanding capital stock of Linkwell Tech, for $2,000,000. On March 28, 2008 and June 4, 2008, Linkwell Tech received $200,000 and $1,388,559, respectively, from Ecolab. Including the $400,000 loan that Ecolab released to Linkwell Tech and accrued interest of $11,441, Linkwell Tech received a total of $2,000,000 from Ecolab. On May 31, 2008, the Company, Linkwell Tech and Ecolab entered into a Linkwell Tech Group Inc. Stockholders Agreement, whereby both the Company and Ecolab are subject to, and benefit by, certain pre-emptive rights, transfer restrictions and take along rights relating to the shares of Linkwell Tech that the Company and Ecolab each hold. As of May 31, 2008, the principal and accrued interest of $11,441 on the short-term $400,000 loan became part of Ecolab’s investment and no longer needed to be repaid. After this transaction, Ecolab became the 10% minority interest holder of Linkwell Tech. For the year ended December 31, 2009, we had a minority interest expense of $381,441 as compared to $149,505 for the year of 2008.

NET INCOME

Our net income for the year ended December 31, 2009 was $3,060,793 compared to $1,629,270 for 2008, an increase of $1,431,523 or 87.8%.  Net income as a percentage of revenue was 20.9% in 2009 while it was 13.6% in 2008. This increase in net income was attributable to economies of scale combined with rapid growth in revenue and efficiency of operations.  Our management believes that net income will continue to increase as we continue to increase our sales, offer better quality products and control our manufacturing costs.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying financial statements, our working capital increased $2,154,726 or approximately 21.7% from $9,951,925 on December 31, 2008 to $12,106,651 on December 31, 2009. With the expansion of our businesses, we anticipate the need to utilize our capital resources in the near future. In addition to our working capital, we intend to obtain required capital through a combination of bank loans and the sale of our equity securities. Although we are not party to any commitments or agreements at this time to provide us with additional bank financing or to sell our securities, we are optimistic that we will be able to obtain additional capital resources to fund our business expansions.

We currently have no material commitments for capital expenditures. At December 31, 2009, we had a total of $380,774 in outstanding short term loans, which will mature on June 16, 2010. Other than our working capital and loans, we presently have no other alternative capital resources available to us. We plan to build additional product lines and upgrade our manufacturing facilities in order to expand our production capacity and improve the quality of our products. Based on our preliminary estimates, upgrades and expansion will require additional capital of approximately $1 million.

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

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2009 and 2008:

	2009	2008
Cash provided by (used in):
Operating Activities	$1,670,710	$204,377
Investing Activities	(1,317,186)	(508,045)
Financing Activities	(287,989)	1,153,088

NET CASH FROM OPERATING ACTIVITES

Net cash provided by operating activities for the year ended December 31, 2009 was $1,670,710, as compared to $204,377 for the same period of 2008, an increase of $1,466,333 or approximately 717.5%. The increase in cash inflow in 2009 was mainly a result of increased sales with improved collection on accounts receivable.

NET CASH FROM INVESTING ACTIVITIES

Net cash used in investing activities for the year ended December 31, 2009 was $1,317,186 as compared to net cash used in investing activities of $508,045 for the same period in 2008, an increase of $809,144 or 159.3%. Cash used in investing activities mainly consisted payments of $1,170,150 for purchases of equipment; while in 2008, we paid $108,988 for acquisition of fixed assets, $399,057 for acquiring remaining 10% minority interest in LiKang Disinfectant.

NET CASH FROM FINANCING ACTIVITIES:

Net cash used in financing activities was $287,989 for the year ended December 31, 2009, as compared to net cash provided by financing activities of $1,153,088 in 2008. This was primarily a result of $380,618 in loan proceeds and a $746,596 repayment on short-term loans, while in 2008 we had $2 million in cash inflow from the issuance of shares of Linkwell Tech common stock  to Ecolab despite the repayments to related party of $919,694.

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

REVENUE RECOGNITION

In general, our revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 480). We record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenue streams of the Company.

Our revenues from the sale of products to related parties are recorded when the goods are shipped to the customers from our related parties. Upon shipment, title passes, and collectibility is reasonably assured. We receive purchase orders from our related parties on an as need basis from the related party customers. Generally, the related party does not hold our inventory. If the related party has inventory on hand at the end of a reporting period, the sale is reversed and the inventory is included in our balance sheet.

INCOME TAXES

We account for income taxes in accordance with, Accounting for Income Taxes, which prescribes the use of the liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance, or increase or decrease this allowance in a period, we increase or decrease our income tax provision in our statement of operations. If any of our estimates of our prior period taxable income or loss prove to be incorrect, material differences could impact the amount and timing of income tax benefits or payments for any period. In addition, as a result of the significant change in our ownership, our future use of its existing net operating losses may be limited.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

FOREIGN CURRENTY TRANSLATION AND COMPREHENSIVE INCOME (LOSS)

Our functional currency is the Chinese yuan - renminbi (“RMB”). For financial reporting purposes, RMB was translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of shareholders' equity as "Accumulated other comprehensive income." Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

We use Statement of Financial Accounting Standards ("SFAS") No. 130, “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of shareholders’ equity, except those due to investments by shareholders, changes in paid-in capital and distributions to shareholders.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on our consolidated financial statements.

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 167 will have an impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB Topic ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 166 will have an impact on its financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009. This FSP had no material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which is codified in FASB ASC Topic 320-10. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulate other comprehensive income. The Company adopted FSP No. SFAS 115-2 and SFAS 124-2 beginning April 1, 2009. This FSP had no material impact on our financial position, results of operations or cash flows.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. SFAS 157-4”). FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 beginning April 1, 2009. This FSP had no material impact on our financial position, results of operations or cash flows.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties.  We have not entered into any derivative contracts that are indexed to our stock and classified as shareholder’s equity or that are not reflected in our consolidated financial statements.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are contained in pages F-1 through F-25 which appear at the end of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our principal executive officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals and includes those policies and procedures that:

  •   Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

  •   Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

  •   Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting is not effective due to a material weakness. This material weakness is that all of our employees and accounting staff are located in the PRC and we do not presently have a chief financial officer, comptroller or similarly titled senior financial officer who is bilingual and experienced in the application of U.S. GAAP.  We have taken the steps to eliminate this material weakness including the hiring of additional accounting consulting staff to review and oversee our application of generally accepted accounting principles in the United States to bring additional financial expertise to our organization and to facilitate the flow of information to our independent accountants.  This accounting consulting staff has assisted us in implementing additional practices to ensure that we (i) properly accrue undeclared and unpaid dividends, (ii) properly record related party transactions, and (iii) properly account for changes in loans payable.  However, until we expand our full time staff to include a bilingual senior financial officer who has the requisite experience necessary, as well as supplement the accounting knowledge of our staff, notwithstanding the guidance provided to us by the accounting consulting staff we could continue to have material weaknesses in our disclosure controls that may lead to restatements of our financial statements.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurered during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVRNANCE.

Directors and Executive Officers

Name	Age	Positions

Xuelian Bian	44	Chief Executive Officer, President and Chairman of the Board
Wei Guan	46	Vice President and Director

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

Key Employees

Mr. Chun Ming Huang, age 41, has served as Chief Operating Officer of Linkwell Corporation since 2005. From 2001 until joining Linkwell in 2005, Mr. Huang served as the Associate Director of the Analytical Department of WuXi Pharma Tech. Mr Huang received his master degree in pharmaceuticals from the Second Military Medical University in 1992.

Ms. Gendi Li, age 57, has served as LiKang Disinfectant's Controller since 2003.  From 1996 to 2003, Ms. Li was employed as an Executive Accountant and Financial Manager for QiaoFu Construction Holding Company (Shanghai).  From 1993 to 1996, Ms. Li was employed as an Executive Accountant and Head of the Finance Department at Shanghai Yuxin Machinery Co., Ltd.  From 1968 to 1993, Ms. Li was employed in various financial positions, including Executive Accountant, and Head of the Finance Department at First Plastic Machinery Factory.  Ms. Li graduated from the Shanghai Finance and Economics Institute.

Mr. Wensheng Sun, age 41, has been LiKang Disinfectant's Vice-General Manager for Production since 1995 and has held the same position at LiKang Disinfectant since 1995 following completion of his Masters degree in Medicine at the Second Military Medical University School of Pharmacy.

Mr. Rick Wang, age 34, currently serves as Linkwell Corporation's Secretary. Mr. Wang joined LiKang Disinfectant in 1999 and received his bachelor degree from the Public Health Department of Xinjiang Medical College in 1997.

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

None of our directors is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.  In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

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

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All Other Compensations ($) (i)	Total ($) (j)

Xuelian Bian	2009	12,800							12,800
Chief Executive Officer, principal executive officer, and principal financial officer	2008	12,800							12,800

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized For Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our Stock Option Plan and any compensation plans not previously approved by our stockholders as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
Plan category

Plans approved by our stockholders:
2005 Equity Compensation Plan	2,000,000	0.21	8,000,000

Plans not approved by stockholders:	N/A	N/A	N/A
None

Security Ownership of Certain Beneficial Owners and Management

At March 31, 2010 we had 86,605,475 shares of our common stock issued and outstanding.  The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2010 by:

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class 1

Xuelian Bian	20,420,919	23.6%
Wei Guan	13,602,551	15.7%
All officers and directors as a group (two persons)	34,023,470	39.3%

1 Calculated based on 86,605,475 shares outstanding as March 31, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Linkwell Tech's wholly-owned subsidiary, LiKang Disinfectant, is engaged in business activities with four related parties: Shanghai ZhongYou Pharmaceutical High-Tech Co., Ltd., (“ZhongYou”), Shanghai LiKang Biological High-Tech Co., Ltd. (“Likang Biological”), Shanghai Jiuqing Pharmaceuticals Company, Ltd (“Shanghai Jiuqing”) and Linkwell International Trading Co., Ltd (“Linkwell Trading ”). Shanghai LiKang Meirui Pharmaceuticals High-Tech Co., Ltd (“Meirui”), a company of which Shanhai is a majority shareholder, and had owned 68% of its Meirui equity shares used to be a related party. However due to the fact that Linkwell Tech acquired Shanghai Shanhai’s 10% equity interest in LiKang Disinfectant for total consideration of $684,057 which included the cash payment of $399,057 and 1,500,000 common shares at value of $0.19 per share. As a result of this transaction, Meirui was no longer a related party.  Likang Disinfectant completed its acquisition of Likang Biological on March 3, 2009; therefore, Likang Biological was no longer a related party of the Company since then, all the sales and purchase with Likang Biological were eliminated for the consolidation.

Shanghai ZhongYou Pharmaceutical High-Tech Co., Limited.

Our Chairman and Chief Executive Officer, Xuelian Bian, and Vice President and Director, Wei Guan, own 90% and 10% respectively, of the capital stock of ZhongYou. In March 2007, Wei Guan sold his 10% interest to Bing Chen, President of LiKang Disinfectant. In August 2007, Xuelian Bian sold his 90% shares to his mother, Xiuyue Xing. In October, 2007, the two new shareholders, Bing Chen (10%) and Xiuyue Xing (90%) sold all of their shares in ZhongYou to Shanghai Jiuqing Pharmaceuticals Company, Ltd., whose 100% owner is Shanghai Ajiao Shiye Co. Ltd. Mr. Bian is a 60% shareholder of Shanghai Ajiao Shiye Co. Ltd. For the years ended December 31, 2009 and 2008, we recorded net revenues of $4,983,962 and $1,748,547 to ZhongYou respectively. At December 31, 2009 and 2008, accounts receivable from sales to ZhongYou were $3,322,044 and $2,114,681, respectively. In general, accounts receivable due from ZhongYou are payable in cash and are due within 4 to 6 months, which approximate normal business terms with independent third parties.

Shanghai Jiuqing Pharmaceuticals Company, Limited.

Shanghai Ajiao Shiye Co. Ltd. owns 100% of Shanghai Jiuqing Pharmaceuticals Company, Ltd (“Shanghai Jiuqing”). Xuelian Bian is a 60% shareholder of Shanghai Ajiao Shiye Co. Ltd. For the years ended December 31, 2009 and 2008, the Company recorded net revenues of $3,222 and $18,255 to Shanghai Jiuqing, respectively. At December 31, 2009 and 2008, accounts receivable from sales to Shanghai Jiuqing were $85,451 and $81,112, respectively.  As of December 31, 2009, accounts receivable from sales to other related parties was $2,300,860.

Shanghai LiKang Biological Hi-Tech Company, Ltd.

As of December 31, 2008, we loaned and were due $1,764,157 from LiKang Biological, and were due $393,920 from Linkwell International Trading for the proceeds from the disposition of Likang International.

As of December 31, 2009, LinkTech owed Linkwell Trading $78,220, Zhongyou $96,837 and other related parties of $42,670.  As of December 31, 2008, the Company owed to LiKang Biological, $93,707, and owed to LiKang Pharmaceuticals, $876.

Other related party transactions

There were no other related party transactions.

Director Independence

None of the members of our Board of Directors are “independent” as defined by Rule 4200(a)(14) of the Financial Industry Regulatory Authority (FINRA) Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Sherb & Co., LLP served as our independent registered public accounting firm for fiscal 2009 and 2008.  The following table shows the fees that were billed for the audit and other services provided by the firm for fiscal 2009 and 2008.

	Fiscal 2009	Fiscal 2008

Audit Fees	$80,000	$67,500
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$80,000	$67,500

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
2.1	Stock Purchase Agreement between HBOA.Com, Inc., Philip J. Davis and John C. Lee dated November 17, 1999 (1)
2.2	Amendment No. 1 to the Stock Purchase Agreement between HBOA.Com, Inc., Phillip J. Davis and John C. Lee dated December 28, 1999 (1)
2.3	Stock Exchange Agreement dated May 2, 2005 by and among Kirshner Entertainment & Technologies, Inc., Gary Verdier, Linkwell Tech Group, Inc. and the shareholders of Linkwell (2)
3.1	Articles of Incorporation (3)
3.2	Articles of Amendment to Articles of Incorporation (4)
3.3	Articles of Amendment to Articles of Incorporation (5)
3.4	Articles of Amendment to Articles of Incorporation (6)
3.5	Articles of Amendment to the Articles of Incorporation (11)
3.6	Bylaws (3)
3.7	Articles of Amendment to the Articles of Incorporation (12)
4.1	Form of common stock purchase warrant (7)
4.2	Form of Class A and Class B Common Stock Purchase Warrants (11)
10.1	HBOA Holdings, Inc. - Year 2000 Equity Compensation Plan (8)
10.2	HBOA Holdings, Inc. - Non Qualified Stock Option Plan (9)
10.3	Linkwell Corporation 2005 Equity Compensation Plan (10)
10.4	Consulting and Management Agreement dated August 24, 2005 between Linkwell Corporation and China Direct Investments, Inc. (20)
10.5	Form of Subscription Agreement for $1,500,000 unit offering (11)
10.6	Form of agreement between Shanghai LiKang Disinfectant High-Tech Company, Limited and its customers (12)
10.7	Form of agreement between Shanghai LiKang Disinfectant High-Tech Company, Limited and its suppliers (12)
10.8	Sales Agreement dated as of January 1, 2005 between Shanghai LiKang Disinfectant High-Tech Co., Ltd. and Shanghai LiKang Meirui Pharmaceutical High-Tech Co., Ltd. (20)
10.9	Lease Agreement effective January 1, 2005 between Shanghai LiKang Disinfectant High-Tech Co., Ltd. and Shanghai Shanhai Group for principal executive offices (20)
10.10	Lease Agreement effective January 1, 2002 between Shanghai LiKang Pharmaceuticals Co., Ltd. and Shanghai LiKang Disinfectant High-Tech Co. Ltd. (20)
10.11	Lease Agreement effective January 1, 2005 between Shanghai Jinshan Zhuhang Plastic Lamp Factory, Ltd. and Shanghai LiKang Disinfectant High-Tech Co. Ltd. (20)
10.12	Manufacturing Agreement dated as of January 1, 2005 between Shanghai LiKang Disinfectant High-Tech Co., Ltd. and Shanghai LiKang Meirui Pharmaceutical High-Tech Co., Ltd. (20)

10.13	Stock Purchase Agreement effective February 6, 2006 between Linkwell Corporation, Aerisys Incorporated and Gary Verdier (13)
10.14	Transfer Agreement dated August 5, 2005 between Shanghai LiKang Disinfectant High-Tech Company, Limited, Shanghai LiKang Pharmaceuticals Technology Company and Xuelian Bian (20)
10.15	Contract Management Agreement dated January 1, 2005 between Shanghai Shanhai Group and Shanghai LiKang Disinfectant High-Tech Co., Ltd. (20)
10.16	Lease Agreement dated December 15, 2004 between Shanghai Shanhai Group and Shanghai LiKang Disinfectant High-Tech Co., Ltd. (20)
10.17	Lease Agreement dated August 11, 2005 between Shanghai Henglain Industrial Co., Ltd. and Shanghai LiKang Disinfectant High-Tech Co., Ltd. (20)
10.18	Lease Agreement dated September 16, 2005 between Shanghai Henglain Industrial Co., Ltd. and Shanghai LiKang Disinfectant High-Tech Co., Ltd. (20)
10.19	Disinfection Education Center Agreement dated May 25, 2006 between Shanghai LiKang Disinfectant High-Tech Co., Ltd. and China Pest Infestation Control and Sanitation Association (20)
10.20	Agreement between Linkwell Corporation and China Direct Investments, Inc. (21)
10.21	Stock Purchase Agreement, dated April 6, 2007, by and among the Company, Linkwell Tech, Xuelian Bian and LiKang Pharmaceutical (22)
10.21(a)	Amendment to Stock Purchase Agreement, dated March 25, 2008 by and among the Company, Linkwell Tech, Xuelian Bian and LiKang Pharmaceutical (23)
10.22	Stock Purchase Agreement, dated April 6, 2007, by and among the Company, Linkwell Tech, Xuelian Bian and LiKang Pharmaceutical (22)
10.22(a)	Amendment to Stock Purchase Agreement, dated March 25, 2008, by and among the Company, Linkwell Tech and Shanghai Shanhai (23)
10.23	Loan agreement between LiKang Disinfectant and LiKang Biological, as translated, dated January 2, 2007 (24)
10.24	Consulting agreement dated September 8, 2006 between Linkwell Corp and Zhiyan Shi (24)
10.25	Stock Purchase Agreement dated February 15, 2008, among Linkwell Corporation, Linkwell Tech Group, Inc., and Ecolab Inc. (25)
10.26	Linkwell Tech Group, Inc. Stockholders Agreement, dated May 30, 2008, by and among Linkwell Tech Group, Inc., Linkwell Corp. and Ecolab Inc. (26)
10.27	Registration Rights Agreement, dated May 30, 2008, by and among Ecolab Inc. and Linkwell Corp.(26)
10.28	Stock Purchase Agreement dated May 29, 2008, by and between Shanghai Likang Disinfectant Hi-Tech Co., Ltd, and Hong Kong Linkwell International Trading Company (27)
10.29
Amended and Restated Stock Purchase Agreement, dated March 5, 2009, by and among the Linkwell Corp., Linkwell Tech Group, Inc., Shanghai Likang Biological High-Tech Co., Ltd., Shanghai Likang Disinfectant Hi-Tech Co., Ltd., Xuelian Bian and Shanghai Likang Pharmaceutical Technology Co., Ltd. (28)

10.30
Stock Purchase Agreement, dated December 21, 2009, by and among Linkwell Corp., Linkwell Tech Group Inc., Shanghai Likang Disinfectant Hi-Tech Co., Ltd., Inner Mongolia Wuhai Chengtian Chemical Co., Ltd. and Honglin Li. (29)

10.31
Amendment No. 1 to the  Stock Purchase Agreement, dated February 26, 2010, by and among Linkwell Corp., Linkwell Tech Group Inc., Shanghai Likang Disinfectant Hi-Tech Co., Ltd., Inner Mongolia Wuhai Chengtian Chemical Co., Ltd. and Honglin Li. (30)

14.1	Code of Business Conduct and Ethics (20)
21.1	Subsidiaries of the small business issuer *
23.1	Consent of Sherb & Co., LLP*
31.1	Section 302 Certificate of Chief Executive Officer *
31.2	Section 302 Certificate of principal financial and accounting officer *
32.1	Section 906 Certificate of Chief Executive Officer *

* filed herewith

(1)	Incorporated by reference to the Form 10-SB as filed on June 17, 1999.
(2)	Incorporated by reference to the Report on Form 8-K as filed on December 3, 1999.
(3)	Incorporated by reference to the Report on Form 8-K as filed on December 8, 1999.
(4)	Incorporated by reference to the Report on Form 8-K as filed on December 27, 2001.
(5)	Incorporated by reference to the annual report on Form 10-KSB for the fiscal year ended December 31, 2002.
(6)	Incorporated by reference to the Report on Form 8-K as filed on March 17, 2005.
(7)	Incorporated by reference to the Report on Form 8-K as filed on April 15, 2005.
(8)	Incorporated by reference to the Report on Form 8-K as filed on January 31, 2002.
(9)	Incorporated by reference to the Report on Form 8-K as filed on February 1, 2005.
(10)	Incorporated by reference to the Report on Form 8-K as filed on August 17, 2006.
(11)	Incorporated by reference to the Report on Form 8-K as filed on August 22, 2006.
(12)	Incorporated by reference to the Report on Form 8-K as filed on September 15, 2006.
(13)	Incorporated by reference to the Report on Form 8-K as filed on October 14, 2006.
(14)	Incorporated by reference to the Report on Form 8-K as filed on October 27, 2006.
(15)	Incorporated by reference to the Report on Form 8-K as filed on October 27, 2006.
(16)	Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-138297 as filed on October 30, 2006.
(17)	Incorporated by reference to the registration statement on Form SB-2, SEC File No. 333-139752, as amended, as initially filed on December 29, 2006.
(18)	Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-125871, as filed on June 16, 2005.
(19)	Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-121963, as filed on January 11, 2005.
(20)	Incorporated by reference to the registration statement on Form SB-2, SEC File No. 333-131666, as amended, as initially filed on February 8, 2006.
(21)	Incorporated by reference to the by reference to the annual report on Form 10-KSB for the fiscal year ended December 31, 2006.
(22)	Incorporated by reference to the Report on Form 8-K as filed on April 14, 2007.
(23)	Incorporated by reference to the Report on Form 8-K as filed on March 28, 2008
(24)	Incorporated by reference to the by reference to the quarterly report on Form 10-QSB for the quarter ended March 31, 2007.
(25)	Incorporated by reference to the annual report on Form 10-KSB as filed on April 15, 2008
(26)	Incorporated by reference to the Report on Form 8-K as filed on June 5, 2008.
(27)	Incorporated by reference to the by reference to the quarterly report on Form 10-QSB for the quarter ended August 26, 2008.
(28)	Incorporated by reference to the Report on Form 8-K as filed on March 10, 2009.
(29)	Incorporated by reference to the Report on Form 8-K as filed on December 28, 2009.
(30)	Incorporated by reference to the Report on Form 8-K/A as filed on March 4, 2010.

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

Signature	Title	Date

/s/ Xuelian Bian	CEO, President, Chairman, principal executive	April 15, 2010
Xuelian Bian	officer, principal financial and accounting officer

/s/ Wei Guan	Vice President and Director	April 15, 2010
Wei Guan

LINKWELL CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Linkwell Corporation and Subsidiaries
Shanghai, China

We have audited the accompanying consolidated balance sheets of Linkwell Corporation and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Linkwell Corporation and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Certified Public Accountants

New York, NY
March 31, 2010

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	AS OF DECEMBER 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalent	$2,144,360	$2,072,687
Accounts receivable, net	4,033,718	3,526,440
Accounts receivable - related parties, net	5,798,368	3,470,553
Other receivables	254,166	204,480
Inventories, net	2,055,986	1,207,352
Prepaid expenses and other current assets	263,643	339,378
Deposits	1,103,445	-
Due from related parties	-	2,158,077

Total current assets	15,653,686	12,978,967

NON-CURRENT ASSETS
Property, plant and equipment - net	2,057,758	703,935
Intangible assets, net	513,648	-

Total Non-current assets	2,571,406	703,935

Total assets	$18,225,092	$13,682,902

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loans payable	$380,774	$744,069
Accounts payable and accrued expenses	2,092,995	1,508,271
Advances from customers	142,138	91,326
Taxes payable	257,824	220,103
Other payables	154,673	368,690
Due to related parties	518,631	94,583

Total current liabilities	3,547,035	3,027,042

Put option liability	2,400,000	2,281,030

Total liabilities	5,947,035	5,308,072

STOCKHOLDERS' EQUITY
Preferred Stock (No par value; 10,000,000 authorized, no shares issued and outstanding at December 31, 2009 and 2008, respectively)	-	-
Common Stock ($.0005 par value, 150,000,000 authorized, 86,605,475 and 77,955,475 shares issued and outstanding at December 31, 2009 and 2008, respectively)	43,303	38,978
Additional paid-in capital	7,474,021	6,512,346
Statutory surplus reserve	802,749	561,222
Retained earnings	3,250,115	430,849
Deferred compensation	(307,542)	(318,556)
Accumulated other comprehensive income	633,970	1,031,021

Total company stockholders' equity	11,896,616	8,255,860

NONCONTROLLING INTEREST	381,441	118,970

TOTAL EQUITY	12,278,057	8,374,830

TOTAL LIABILITIES AND EQUITY	$18,225,092	$13,682,902

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	YEARS ENDED DECEMBER 31,
	2009	2008
NET SALES
Non-related companies	$9,299,120	$9,362,364
Related companies	5,367,662	2,623,560
Total Net Sales	14,666,782	11,985,924

COST OF SALES	(6,501,335)	(5,963,830)

GROSS PROFIT	8,165,447	6,022,094

OPERATING EXPENSES
Selling expenses	1,598,134	1,083,431
General and administrative	2,409,104	2,432,327
Total Operating Expenses	4,007,238	3,515,758

INCOME FROM OPERATIONS	4,158,209	2,506,336

OTHER INCOME (EXPENSES)
Other income expenses	(71,451)	(66,554)
Put option expenses	-	(281,030)
Interest income	4,752	6,455
Interest expense	(55,198)	(64,191)
Total Other Expenses, net	(121,897)	(405,320)

INCOME FROM CONTINUING OPERATION, BEFORE TAX	4,036,312	2,101,016

INCOME TAX EXPENSE	(594,078)	(387,324)

INCOME FROM CONTINUING OPERATION, NET OF TAX	3,442,234	1,713,692

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	-	65,083

NET INCOME INCLUDING NONCONTROLLING INTEREST	3,442,234	1,778,775

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(381,441)	(149,505)

NET INCOME ATTRIBUTABLE TO LINKWELL CORP	3,060,793	1,629,270

OTHER COMPREHENSIVE INCOME
Foreign currency translation	(397,051)	444,138

COMPREHENSIVE INCOME	$2,663,742	$2,073,408

BASIC AND DILUTED INCOME PER COMMON SHARE
Basic earnings per shares from continuing operation	$0.04	$0.02
Basic earnings per shares including discontinued operation	$-	$0.02
Diluted earnings per shares from continuing operation	$0.04	$0.02
Diluted earnings per shares including discontinued operation	$-	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	79,275,338	75,339,667
Diluted	79,324,441	75,549,558

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2009 AND 2008
					Additional				Other	Total
	Common Stock		Common Stock Issuable		Paid-in	Statutory	Accumulated	Deferred	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Reserve	Deficit	Compensation	Loss	Equity

Balance at January 1, 2008	73,731,675	$36,866	21,280	$11	$5,724,363	$319,036	$(829,956)	$(51,389)	$586,883	$5,785,814

Grant of common stock for services	2,623,800	1,312	(21,280)	(11)	483,783	-	-	(456,000)	-	29,084
Common stock issued for acquisitions	1,500,000	750	-	-	284,250	-	-	-	-	285,000
Amortization of deferred compensation	-	-			-		-	188,833	-	188,833
Warrants exercised	100,000	50	-	-	19,950	-	-	-	-	20,000
Adjustment to statutory reserve	-	-	-	-	-	242,186	(242,186)	-	-	-
Deemed Dividend for 10% minority interest acquisition	-	-	-	-	-	-	(126,278)	-	-	(126,278)
Net income for the year	-	-	-	-	-	-	1,629,270	-	-	1,629,270
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	444,138	444,138

Balance, December 31, 2008	77,955,475	38,978	-	-	6,512,346	561,222	430,849	(318,556)	1,031,021	8,255,860

Common stock issued for services	4,150,000	2,075	-	-	394,925	-	-	(397,000)	-	-
Common stock issued for acquisitions	4,500,000	2,250	-	-	566,750	-	-	-	-	569,000
Amortization of deferred compensation	-	-	-	-	-	-	-	408,014	-	408,014
Adjustment to statutory reserve	-	-	-	-	-	241,527	(241,527)	-	-	-
Net income for the year	-	-	-	-	-	-	3,060,793	-	-	3,060,793
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(397,051)	(397,051)

Balance at December 31, 2009	86,605,475	$43,303	-	-	$7,474,021	$802,749	$3,250,115	$(307,542)	$633,970	$11,896,616

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$3,442,234	$1,778,775
Adjustments to reconcile income including noncontrolling
interest to net cash provided by operating activities:
Deferred compensation	408,014	188,833
Depreciation and amortization	160,447	123,666
Allowance for doubtful accounts	(328,323)	427,561
Allowance for doubtful accounts-related party	(58,646)	155,078
Gain from disposal of discontinued operation	-	(25,322)
Stock-based compensation	-	29,084
Expense from derivative liabilities	-	281,030
Increase(decrease) in current assets
Accounts receivable	(435,660)	(1,108,415)
Accounts receivable - related party	(1,343,194)	(1,633,398)
Other receivables	72,720	(46,645)
Inventories	143,350	(391,443)
Prepaid and other current assets	(13,001)	(339,378)
Deposits	276,029	-
Increase(decrease) in current liabilities
Accounts payable and accrued expenses	(527,362)	299,043
Advances from customers	50,443	66,682
Taxes payable	123,276	127,170
Other payables	(299,616)	193,986
Changes in assets of discontinued operation	-	(69,237)
Changes in liabilities of discontinued operation	-	147,307

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,670,710	204,377

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Likang Biological - related party	(292,783)	-
Cash acquired from acquisition of Likang Biological	145,747	-
Purchase of property, plant and equipment	(1,170,150)	(108,988)
Cash paid for minority interest	-	(399,057)

NET CASH USED IN INVESTING ACTIVITIES	(1,317,186)	(508,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to related party	77,989	52,782
Increase in due from related parties	-	(919,694)
Proceeds from loans payable	380,618	732,517
Repayment for loans payable	(746,596)	(732,517)
Proceeds from issuance of Linkwell Tech shares	-	2,000,000
Proceeds from Warrants Exercised	-	20,000

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(287,989)	1,153,088

EFFECT OF EXCHANGE RATE ON CASH	6,138	440,540

NET INCREASE IN CASH AND CASH EQUIVALENTS	71,673	1,289,960

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,072,687	782,727

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,144,360	$2,072,687

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$54,520	$64,191
Income taxes	$595,612	$278,367

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stocks to buy minority interest	$-	$285,000
Receivable from sale of discontinued operation	$-	$291,792
Dividends for minority interest acquisition	$-	$126,278

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
(AUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Linkwell Corporation (formerly Kirshner Entertainment & Technologies, Inc.) (the “Company”) was incorporated in the state of Colorado on December 11, 1996. On May 31, 2000, the Company acquired 100% of HBOA.com, Inc. On December 28, 2000, the Company formed a new subsidiary, Aerisys Incorporated (“Aerisys”), a Florida corporation, to handle commercial private business. In June 2003, the Company formed its entertainment division and changed its name to reflect this new division. Effective as of March 31, 2003, the Company discontinued their entertainment division and their technology division, except for the Aerisys operations that continues on a limited basis.

On May 2, 2005, the Company entered into and consummated a share exchange with all of the shareholders of Linkwell Tech Group, Inc. (“Linkwell Tech”). Pursuant to the share exchange, the Company acquired 100% of the issued and outstanding shares of Linkwell Tech's common stock, in exchange for 36,273,470 shares of our common stock, which at closing represented approximately 87.5% of the issued and outstanding shares of the Company’s common stock. As a result of the transaction, Linkwell Tech became our wholly-owned subsidiary. For financial accounting purposes, the exchange of stock was treated as a recapitalization of Kirshner with the former shareholders of the Company retaining 7,030,669 or approximately 12.5% of the outstanding stock. The consolidated financial statements reflect the change in the capital structure of the Company due to the recapitalization and in the operations of the Company and its subsidiaries for the periods presented.

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

On April 6, 2007, the Company’s subsidiary, Linkwell Tech, entered into two material stock purchase agreements as follows:

i) Linkwell Tech entered into an agreement (the “Biological Stock Purchase Agreement”) to acquire a 100% equity interest in Shanghai LiKang Biological High-Tech Company, Ltd. (“LiKang Biological”), a Chinese company, in a related party transaction with Mr. Xuelian Bian, the Company’s Chief Executive Officer, Mr. Wei Guan, the Company’s Vice-President and Director, and Shanghai Likang Pharmaceuticals Technology Co., Ltd. (“LiKang Pharmaceutical”). Before the Biological Stock Purchase Agreement, Mr. Bian and Mr. Guan owned 90% and 10% of LiKang Pharmaceutical, respectively. Mr. Bian and LiKang Pharmaceutical owned 60% and 40% of LiKang Biological, respectively. Pursuant to the terms of the Biological Stock Purchase Agreement, Mr. Bian and LiKang Pharmaceutical were to receive 1,000,000 shares of Linkwell Corporation restricted common stock.

Due to restrictions under PRC law that prohibited the consideration contemplated by the Biological Stock Purchase Agreement, the agreement did not close. As a result, on March 25, 2008, the parties agreed to enter into an amendment to the Biological Stock Purchase Agreement (“Biological Amendment”) in an effort to complete the stock purchase transaction. Pursuant to the terms of the Biological Amendment, the only material change to the Biological Stock Purchase Agreement related to the consideration paid by Linkwell Tech to Xuelian Bian and LiKang Pharmaceutical, which was changed from 1,000,000 shares of the Company’s common stock to $200,000 and 500,000 shares of common stock. As of December 31, 2008, the Biological Stock Purchase Agreement was pending and required further approval from the PRC Ministry of Commerce. Due to the time consuming and complicated nature of the approval procedure, the parties agreed to enter into a second amendment   to the Biological Stock Purchase Agreement in order to complete the purchase transactions timely and properly. Pursuant to the terms of the Biological Amendment, the purchaser was changed from Linkwell Tech to LiKang Disinfectant, in addition, the consideration changed to RMB 2, 000,000, approximately $292,500 and 500,000 shares of common stock. Approval from Ministry of Commerce, in the People’s Republic of China will not be necessary if LiKang Disinfectant acquires 100% of the equity interest in LiKang Biological, because both companies are companies registered in PRC. This transaction closed on March 5, 2009. During the quarter ended September 30, 2009, the LiKang Disinfectant increased its investment into Likang Biological by injecting RMB 2.5 million cash and intangible assets (patents) of RMB 5.5 million.  Likang Biological is mainly engaged in producing the disinfectant concentrate.

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

On May 31, 2008, LiKang Disinfectant entered into a stock purchase agreement under which it sold 100% of the capital stock of its wholly-owned subsidiary, LiKang International, to Linkwell International Trading Co., Ltd, a company registered in Hong Kong which is 100% owned by Mr. Wei Guan, the Company’s Vice President, and Director.  Pursuant to the terms of the agreement, LiKang Disinfectant received $291,754 (RMB 2,000,000) once the agreement was approved by the PRC Ministry of Commerce with such approval occurring on March 27, 2008.

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in US dollars.  All material intercompany transactions and balances have been eliminated in the consolidation.

Certain reclassifications have been made to the prior year to conform to current year presentation. The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements of the Company include the accounts of its 90% owned subsidiary, Linkwell Tech, and 100% owned subsidiaries LiKang Disinfectant and Likang Biological. All significant inter-company balances and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in the year ended December 31, 2009 and 2008 include the allowance for doubtful accounts, stock-based compensation, useful life of property and equipment, inventory reserve and option value.

NON-CONTROLLING INTEREST

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” which established new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case), that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. Losses attributable to the NCI in a subsidiary may exceed the NCI’s interests in the subsidiary’s equity. The excess attributable to the NCI is attributed to those interests. The NCI shall continue to be attributed its share of losses even if that attribution results in a deficit NCI balance.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, advances from customers, short-term loans payable and amounts due from or to related parties, the carrying amounts approximate their fair values due to their short maturities.  ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:
Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.
The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.
 As of December 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

ACCOUNTS RECEIVABLE

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2009 and 2008, the Company had established, based on a review of its third party accounts receivable outstanding balances, allowances for doubtful accounts in the amounts of $476,491 and $801,895, respectively. At December 31, 2009 and 2008, the Company had established, based on a review of its related party accounts receivable outstanding balances, allowances for doubtful accounts in the amounts of $319,200 and $376,437, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method.  The valuation of inventory requires the Company to estimate obsolete or excess inventory based on analysis of future demand for our products. Due to the nature of the Company’s business and our target market, levels of inventory in the distribution channel, changes in demand due to price changes from competitors and introduction of new products are not significant factors when estimating the Company’s excess or obsolete inventory. If inventory costs exceed expected market value due to obsolescence or lack of demand, inventory write-downs may be recorded as deemed necessary by management for the difference between the cost and the market value in the period that impairment is first recognized. As of December 31, 2009 and 2008, the reserve for obsolete inventory amounted to $0 and $145,031, respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2009 and 2008, there were no significant impairments of its long-lived assets.

ADVANCES FROM CUSTOMERS

As of December 31, 2009 and 2008, advances from customers were $142,137 and $91,326, respectively, which consisted of prepayments from third party customers to the Company for merchandise that had not yet been shipped by the Company. The Company will recognize the prepayments as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

On May 31, 2008, LiKang Disinfectant entered into a stock sale agreement under which it sold 100% shares of its wholly-owned subsidiary, LiKang International to Linkwell International Trading Co., Ltd, a company registered in Hong Kong. For the period before May 31, 2008, the income statement of the Company reported the results of operations of LiKang International as discontinued operations.

INCOME TAXES

The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 109, “Accounting for Income Taxes,” (codified in Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC” Topic 740), which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of the Financial Accounting Standards Board's ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (codified in FASB ASC Topic 740) on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or shareholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.
BASIC AND DILUTED EARNINGS PER SHARE

The Company presents net income (loss) per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” (codified in FASB ASC Topic 740). Accordingly, basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding, without consideration for common stock equivalents. Diluted net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding as well as common share equivalents outstanding for the period determined using the treasury-stock method for stock options and warrants and the if-converted method for convertible notes. The Company has made an accounting policy election to use the if-converted method for convertible securities that are eligible to participate in common stock dividends, if declared. If the if-converted method was anti-dilutive (that is, the if-converted method resulted in a higher net income per common share amount than basic net income per share calculated under the two-class method), then the two-class method was used to compute diluted net income per common share, including the effect of common share equivalents. Diluted earnings per share reflects the potential dilution that could occur based on the exercise of stock options or warrants, unless such exercise would be anti-dilutive, with an exercise price of less than the average market price of the Company’s common stock.

The following table presents a reconciliation of basic and diluted earnings per share:

	2009	2008
Net income	$3,060,793	$1,629,270

Weighted average shares outstanding - basic	79,275,338	75,339,667
Effect of dilutive securities:
Unexercised warrants	49,103	209,891
Weighted average shares outstanding - diluted	79,324,441	75,549,558

Earnings per share from continuing operation - basic	$0.04	$0.02
Earnings per share from continuing operation - diluted	$0.04	$0.02
Earnings per share from discontinued operation - basic	$-	$0.02
Earnings per share from discontinued operation - diluted	$-	$0.02

The Company’s outstanding warrants as of December 31, 2009 and   2008 include the following:

	December 31, 2009	December 31, 2008

Warrants	33,469,795	33,469,795

REVENUE RECOGNITION

In general, the Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 480). The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenue streams of the Company. The Company's revenues from the sale of products are recorded when the goods are shipped, title passes, and collectibility is reasonably assured.

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

STATEMENT OF CASH FLOWS

In accordance with SFAS No. 95, “Statement of Cash Flows,” codified in FASB ASC Topic 230, cash flows from the Company's operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the U.S. and in China. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally wide distribution of our products and shorter payment terms than customary in the PRC. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. For the years ended at December 31, 2009 and 2008, sales to related parties accounted for 37% and 22% of net revenues, respectively.

FOREIGN CURRENCY TRANSLATION AND COMPREHENSIVE INCOME

The accounts of the Company’s Chinese subsidiaries are maintained in the Chinese Yuan Renminbi (RMB) and the accounts of the U.S. parent company are maintained in the U.S. Dollar (USD). The accounts of the Chinese subsidiaries were translated into USD in accordance with SFAS No. 52, "Foreign Currency Translation," (codified FASB ASC Topic 830), with the RMB as the functional currency for the Chinese subsidiaries. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income” (codified in FASB ASC Topic 220).

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $441,950 and $269,518 for the years ended December 31, 2009 and 2008, respectively.

ADVERTISING

Advertising is expensed as incurred and included in selling expenses. For the years ended December 31, 2009 and 2008, advertising expenses amounted to $108,026 and $64,773 respectively.

STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (codified in FASB ASC Topics 718 & 505). The Company recognizes in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

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

REGISTRATION RIGHTS AGREEMENTS

The Company accounts for payment arrangements under registration rights agreement in accordance with FASB Staff Position EITF 00-19-2 (codified in FASB ASC Topic 815), which requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies (codified in FASB ASC Topic 450).

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

RESEARCH AND DEVELOPMENT COST

Research and development costs are expensed as incurred. These costs primarily consist of cost of materials used and salaries paid for the development department of the Company and fees paid to third parties. Research and development costs for the years ended at December 31, 2009 and 2008 were $108,026 and $63,552, respectively.

SEGMENT REPORTING

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (codified in FASB ASC Topic 280) requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment. All of the Company's assets are located in the PRC.

RECENT ACCOUNTING PRONOUNCEMENTS

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

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 167 will have an impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB Topic ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 166 will have an impact on its financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which is codified in FASB ASC Topic 320-10. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulate other comprehensive income. The Company adopted FSP No. SFAS 115-2 and SFAS 124-2 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. SFAS 157-4”). FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 – INVENTORIES

A summary of inventories by major category as of December 31, 2009 and 2008 are as follows:

	December 31	December 31,
	2009	2008
Raw materials	$870,559	$592,380
Work-in-process	2,604	47,621
Finished goods	1,182,823	712,382

Less: Reserve for obsolescence	-	(145,031)

Net inventories	$2,055,986	$1,207,352

NOTE 3 – PROPERTY AND EQUIPMENT

At December 31, 2009 and 2008, property and equipment consisted of the following:

	Estimated
	Useful Life	December 31,	December 31,
	(In years)	2009	2008

Office equipment and furniture	3-7	$356,950	$158,187
Autos and trucks	5	294,554	201,723
Manufacturing equipment	2-10	637,910	346,420
Building	5-20	1,528,404	458,752
			-
Less: Accumulated depreciation		(760,060)	(461,147)
Property and equipment, net		$2,057,758	$703,935

For the years ended December 31, 2009 and 2008, depreciation expenses amounted to $160,447 and $82,583, respectively.

NOTE 4 - INTANGIBLE ASSETS

At December 31, 2009, intangible assets consisted of customers lists arising from the acquisition of Likang Biological, amortizing over 5 years. Intangible assets as of December 31, 2009 totaled $513,648. Annual amortization expense for the next five years is expected to be as follows

Year 2010	2011	2012	2013	2014
$ 102,730	102,730	102,730	102,730	102,728

NOTE 5 - DEPOSIT

Deposit represented prepaid application fee of $559,445 for acquiring the land use right and $544,000 deposit for purchasing an acquisition target in China.

NOTE 6 – LOANS PAYABLE

Loans payable consisted of the following at December 31, 2009 and 2008:

	December 31,	December 31,
	2009	2008
Loans from Shanghai Rural Commercial Bank, Dachang Branch due on June 16, 2010 with interest rate at 6.90% per annum, Guaranteed by Shanhai Group (RMB 2,600,000)	$380,774	$379,329

Loans from Shanghai Rural Commercial Bank, Dachang Branch due on December 10, 2009 with interest rate 6.70% per annum. Guaranteed by Shanhai Group and Mr. Bian, Chairman of the Company (RMB 2,500,000)	-	364,740

	$380,774	$744,069

NOTE 7 – RELATED PARTY TRANSACTIONS

Linkwell Tech's wholly-owned subsidiary, LiKang Disinfectant, is engaged in business activities with four related parties: Shanghai ZhongYou Pharmaceutical High-Tech Co., Ltd., (“ZhongYou”), Shanghai LiKang Biological High-Tech Co., Ltd. (“Likang Biological”), Shanghai Jiuqing Pharmaceuticals Company, Ltd (“Shanghai Jiuqing”) and Linkwell International Trading Co., Ltd (“Linkwell Trading ”). Shanghai LiKang Meirui Pharmaceuticals High-Tech Co., Ltd (“Meirui”), a company of which Shanhai is a majority shareholder, and had owned 68% of its Meirui equity shares used to be a related party，however due to the fact that Linkwell Tech acquired Shanhai’s 10% equity interest in LiKang Disinfectant for total consideration of $684,057 which included the cash payment of $399,057 and 1,500,000 common shares at value of $0.19 per share.As a result of this transaction, Meirui was no longer a related party.  Likang Disinfectant completed its acquisition of Likang Biological on March 3, 2009; therefore, Likang Biological was no longer a related party of the Company since then, all the sales and purchase with Likang Biological were eliminated during the consolidation.

The Company’s Chairman and Chief Executive Officer, Xuelian Bian, and Vice President and Director, Wei Guan, own 90% and 10% respectively, of the capital stock of ZhongYou. In March 2007, Wei Guan sold his 10% shares to Bing Chen, President of LiKang Disinfectant. In August 2007, Xuelian Bian sold his 90% shares to his mother, Xiuyue Xing. In October, 2007, the two new shareholders, Bing Chen (10%) and Xiuyue Xing (90%) sold all of their shares in ZhongYou to Shanghai Jiuqing Pharmaceuticals Company, Ltd., whose 100% owner is Shanghai Ajiao Shiye Co. Ltd. Mr. Bian is a 60% shareholder of Shanghai Ajiao Shiye Co. Ltd.
For the years ended December 31, 2009 and 2008, the Company recorded net revenues of $4,983,962 and $1,748,547 to ZhongYou respectively. At December 31, 2009 and 2008, accounts receivable from sales to ZhongYou were $3,322,044 and $2,114,681, respectively.

Shanghai Ajiao Shiye Co. Ltd. owns 100% of Shanghai Jiuqing Pharmaceuticals Company, Ltd (“Shanghai Jiuqing”). Xuelian Bian is a 60% shareholder of Shanghai Ajiao Shiye Co. Ltd. For the years ended December 31, 2009 and 2008, the Company recorded net revenues of $3,222 and $18,255 to Shanghai Jiuqing, respectively. At December 31, 2009 and 2008, accounts receivable from sales to Shanghai Jiuqing were $85,451 and $81,112, respectively.  As of December 31, 2009, accounts receivable from sales to other related parties was $2,390,873.

As of December 31 2008, the Company loaned LiKang Biological $1,764,157, and had due from Linkwell International Trading for $393,920 for the proceeds of disposal of Likang International.

As of December 31, 2009, the Company owed its management $54,000, Zhongyou $175,520 and other related parties of $78,220.  As of December 31, 2008, the Company had due to LiKang Biological for $93,707, and due to LiKang Pharmaceuticals of $876.

NOTE 8 – TAXES PAYABLE

Taxes payable consisted of the following at December 31, 2009 and 2008, respectively:

	2009	2008
Income tax payable	$136,823	$125,527
Value added tax payable	114,720	102,718
Other taxes payable	6,281	1,885
	$257,824	$220,103

NOTE 9 –PUT OPTION LIABILITY

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

Pursuant to the terms of the Stockholders Agreement, Ecolab has an option (“Put Option”) to sell the 888,889 shares (“Shares”) of common stock, par value $0.001, of Linkwell Tech that Ecolab purchased under the Stock Purchase Agreement, back to Linkwell Tech in exchange for, as determined by Linkwell, cash in the amount of $2,400,000 or the lesser of (a) 10,000,000 shares of Linkwell common stock, or (b) such number of shares of Linkwell common stock as is determined by dividing (i) 3,500,000 by (ii) the average daily closing price of Linkwell common stock for the twenty days on which Linkwell shares of common stock were traded on the OTC Bulletin Board prior to the date the Put Option is exercised (“Put Shares”). The Put Option is exercisable during the period between the second and fourth anniversaries of May 30, 2008, or upon the occurrence of certain events including material breach by Linkwell Tech or its subsidiaries, of the Consulting Agreement, Distributor Agreements or Sales Representative Agreement entered into in connection with the Stock Purchase Agreement.

Under the Stockholders Agreement, Ecolab also has a call option (“Call Option”), exercisable if Linkwell is subject to a change of control transaction, to require Linkwell to sell to Ecolab all of the equity interests in Linkwell Tech, or any of Linkwell Tech’s subsidiaries, then owned by Linkwell. The Company recognized the maximum expenses of the put option and the call option described above as $2,400,000 put option liability.

NOTE 10 - DISCONTINUED OPERATION

Due to losses and uncertainty about future profitability, on May 31, 2008, LiKang Disinfectant entered into a stock purchase agreement pursuant to which it sold 100% of the equity interest of its wholly-owned subsidiary, LiKang International to Linkwell Trading.

As of May 31, 2008, the Company has classified the LiKang International business as discontinued operation. The initial investment to LiKang International was $291,754 (RMB 2,000,000). For the fiscal year ended December 31, 2008, the total gain from discontinued operations was $65,083 including a gain from the disposal of the operation amounting to $39,761. The Company will receive $291,792 (RMB2, 000,000) from Linkwell International Trading Co., Ltd.

NOTE 11 - INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Linkwell Corp and Linkwell Tech were incorporated in the US and have net operating losses (NOL) for income tax purposes.  Linkwell Corp and Linkwell Tech had net operating loss carry forwards for income taxes of approximately $1,807,000 at December 31, 2009 which may be available to reduce future years’ taxable income as NOL’s can be carried forward up to 20 years from the year the loss is incurred. Under IRC section 382, certain of these loss carryforward amounts may be limited due to the more than 50% change in ownership which took place during 2004. Management believes the realization of benefits from these losses uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% valuation allowance has been provided on the deferred tax asset of approximately $690,000.

Likang Disinfectant and Likang Biological are governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments.  Likang Disinfectant is subject to preferential income tax rate of 12.5% for 2009 and 2008; Likang Bio is subject preferential income tax rate of 20% for 2009.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2009 and 2008:

	2009	2008
US statutory rates	34.0%	34.0%
State income tax, net of federal benefit	4.0%	4.0%
Permanent difference on deferred tax		4.1%
Tax rate difference	(14.8)%	(19.8)%
Effect of tax holiday on PRC taxable income	(12.4)%	(15.4)%
Other	(1.3)%	-%
Valuation allowance on US NOL	5.2%	11.5%
Tax per financial statements	14.7%	16.9%

NOTE 12 - STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus Reserve Fund

The Company is now only required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The Company made reserve allocations of $241,527 and $242,186 to this fund for the years ended December 31, 2009 and 2008, respectively.

Common Welfare Fund

The common welfare fund is a voluntary fund that provides that the Company can elect to transfer 5% to 10% of its net income to this fund. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.  The Company did not make any reserve to this fund during 2009 and 2008.

NOTE 13 – STOCKHOLDERS’ EQUITY

Common Stock

In September 2006, the Company entered into a three-year agreement with a consultant to provide business development and management services. In connection with this agreement, the Company issued 500,000 shares of the Company’s common stock. The Company valued these services using the fair value of common shares on grant date at $0.185 per share and recorded deferred consulting expense of $92,500 to be amortized over the service period. For the year ended December 31, 2009, amortization of consulting compensation amounted to $20,556.

On November 20, 2007, the Company entered into a one year agreement with Segue Ventures LLC to provide various informal advisory and consulting services, including U.S. business methods and compliance with SEC disclosure requirements. In connection with this agreement, Segue Ventures LLC received $4,000 in cash and 16,000 shares of common stock per month. From November 20, 2007 to June 30, 2008, the Company recorded a total of 116,800 common shares issuable valued at $24,064 as stock-based consulting expense. On February 27, 2008, 70,000 shares of the Company’s common stock were issued to Segue Ventures LLC. The Company valued these 70,000 shares using the fair value of common shares on the contract date at $0.19 per share and recorded consulting expense of $13,300, of which,  $3,938 was allocated to the year ended December 31, 2007, and $9,362 was allocated to the six months ended June 30, 2008. On August 13, 2008, 68,800 shares of the Company’s common stock were issued to Segue Ventures LLC. The Company valued these 68,800 shares using the fair value of common shares on the grant date at $0.19 per share and recorded consulting expense of $13,072 in 2008. The Company terminated its services agreement with Segue Ventures LLC on September 11, 2008, and no shares are unissued.

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

On May 1, 2008, the Company entered into a two year agreement with China Health Capital Group, Inc. (“CHC”) to provide the Company with financial and investment services. In connection with this agreement, on June 24, 2008, the Company issued 2,000,000 shares of Common Stock valued at $0.21 per share to CHC and recorded $420,000 as deferred compensation. The Company fully amortized $280,000 and $140,000 as stock-based compensation for the year ended December 31, 2009 and 2008, respectively.

On June 27, 2008, Monarch Capital Fund, Ltd. exercised a warrant to purchase 100,000 shares of Common Stock with price of $0.20 per share. The Company received proceeds from this warrant exercise of $20,000 on June 24, 2008.

On July 1, 2009, the Company entered into a two year agreement with First Trust. In connection with this agreement, the Company issued 1,800,000 shares of Common Stock valued at $0.09 per share to First Trust and recorded $162,000 as deferred compensation. The Company amortized $40,500 as stock-based compensation for the year ended December 31, 2009. This agreement has a penalty to the stock recipient for non-compliance to its terms.

On August 1, 2009, the Company entered into a two year agreement with Shanghai Hai Mai Law Firm. In connection with this agreement, the Company issued 2,350,000 shares of Common Stock valued at $0.10 per share to Shanghai Hai Mai Law Firm and recorded $235,000 as deferred compensation. The Company amortized $48,958 as stock-based compensation for the year ended December 31, 2009. This agreement has a penalty to the stock recipient for non-compliance to its terms.

On December 30, 2009, the Company issued 4,000,000 shares of common stock for acquiring an acquisition target in China for $544,000 accounted for as a deposit as of December 31, 2009. The Company is in the process of closing the acquisition.

On December 30, 2009, the Company issued 500,000 shares of common stock for paying the stock consideration portion of the acquisition price for Likang Biological.

Common Stock Warrants

During the year ended December 31, 2009, there were no warrants granted or exercised.

The following table summarizes the Company's Common Stock warrants outstanding at December 31, 2009:

		Warrants Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted Average
Exercise	Of	Remaining	Exercise
Price	Warrants	Exercise Life	Price
$0.10	540,130	1.50	$0.10
$0.20	17,055,000	1.75	$0.20
$0.30	15,866,665	1.99	$0.30
$1.00	8,000	-	$1.00
	33,469,795

NOTE 14 - COMMITMENTS

On March 1, 2008, the Company entered a three-year lease agreement for its warehouse with expiration date on March 31, 2011, for monthly rent of $3,830 (RMB 26,158) up to May of 2009, the monthly rent increased to $5,255 (RMB 35,892) after May of 2009. The Company ceased this lease in July of 2009.

On July 16, 2008, the Company entered a two-year lease agreement for its administrative office with expiration date on July 15, 2010, for  monthly rent of $4,400 (RMB 30,237) until April of 2009, the monthly rent increased to $9,470 (RMB 64,669) after April of 2009, the Company has the option to renew this lease upon the expiration.
On November 1, 2008, the Company entered another two-year lease agreement for its branch office with expiration date on October 31, 2010, for monthly rent of $3,500 (RMB 24,000), the Company has the option to renew this lease upon the expiration.
Future minimum rental payments required under these operating leases are as follows:

Year Ended December 31,

2010	$96,542

For the years ended December 31, 2009 and 2008, rent expense amounted to $226,325 and $ 123,964, respectively.

NOTE 15 – ACQUISITION OF LIKANG BIOLOGICAL

On March 5, 2009, the Company closed the acquisition of all the outstanding capital stock of Likang Biological. The purchase price for Likang Biological was RMB2, 000,000 (approximately $292,500) and 500,000 shares of common stock equivalent to approximately US$25,000, which was determined by multiplying the 500,000 shares by the average stock price of Linkwell Corp. two days before and two days after the closing date . This acquisition was a related party transaction. Mr. Xuelian Bian, the Company’s Chief Executive Officer, owned 90% of LiKang Pharmaceutical. Mr. Bian and LiKang Pharmaceutical owned 60% and 40% of LiKang Biological, respectively.

For convenience of reporting the acquisition for accounting purposes, March 1, 2009 was designated as the acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.   The purchase price exceeded the fair value of the net assets acquired by approximately $469,000, which was recorded as intangible assets, customer list.

Cash	$145,749
Other receivables	121,573
Inventory	986,043
Property and equipment	340,542
Construction in progress	834,401
Intangible assets	469,084
Accounts payable	(970,235)
Other current liabilities	(1,609,657)
Purchase price	$317,500

The following unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 2009 and 2008 presents the operations of the Company and Likang Biological as if the acquisition of Likang Biological occurred on January 1, 2009 and 2008, respectively.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	For the Years Ended December 31,
	2009	2008
Net revenue	$14,806,452	$12,103,665
Cost of revenue	6,625,574	6,093,369
Gross profit	8,180,878	6,010,296
Selling expense	1,598,134	1,083,431
General & administrative expense	2,436,968	2,491,269
Total operating expenses	4,035,102	3,574,700
Income from operations	4,145,776	2,435,596
Non-operating (expenses), net	(121,964)	(654,493)
Income from discontinued operations	-	65,083
Income before income tax	4,023,812	1,846,186
Income tax expense	594,078	389,257
Net income including noncontrolling interest	3,429,734	1,456,929
Less: noncontrolling interest	381,440	149,505
Net income attributable to Linkwell Corp	$3,048,294	$1,307,424

NOTE 16 – CONTINGENCY

The Company is a defendant in a lawsuit filed in November 2009 in the Supreme Court of the State of New York, County of New York, by two warrant holders of the Company, seeking damages of as at least $800,000.  As of December 31, 2009 and April 15, 2010, the Company is vigorously defending its position in this litigation matter and has not made for a provision with regards to this lawsuit in the event of an unfavorable outcome. The Company has filed a motion to dismiss the complaint and proceedings relating to the motion to dismiss are ongoing.

NOTE 17 – OPERATING RISK

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