Form 10-Q
period 2010-03-31
Linkwell CORP
filed 2010-05-17
CIK 1042463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
As of May 13, 2010 there were 86,605,475 shares of our common stock issued and outstanding.

LINKWELL CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

“LiKang Biological” refers to Shanghai LiKang Biological High-Tech Co., Ltd., a wholly owned subsidiary of LiKang Disinfectant;

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

The People’s Republic of China is herein referred to as “China” or the “PRC.”

The information which appears on our web site at www.linkwell.us is not part of this report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2010 (Unaudited)	2009 (Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,209,203	$2,144,360
Accounts receivable, net	4,282,102	4,033,718
Accounts receivable - related parties, net	5,265,392	5,798,368
Other receivables	211,678	254,166
Inventories, net	2,276,778	2,055,986
Prepaid expenses and other current assets	261,795	263,643
Deposits	1,103,600	1,103,445

Total current assets	16,610,548	15,653,686

NON-CURRENT ASSETS
Property, plant and equipment - net	2,066,055	2,057,758
Construction in progress	20,655	-
Intangible assets	487,964	513,648

Total Non-current assets	2,574,674	2,571,406

TOTAL ASSETS	$19,185,222	$18,225,092

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loans payable	$1,464,922	$380,774
Accounts payable and accrued expenses	2,123,719	2,092,995
Advances from customers	142,177	142,138
Taxes payable	183,870	257,824
Other payables	36,606	154,673
Due to related parties	278,815	518,631

Total current liabilities	4,230,109	3,547,035

Put option liability	2,400,000	2,400,000

Total liabilities	6,630,109	5,947,035

STOCKHOLDERS' EQUITY
Preferred Stock (No par value; 10,000,000 authorized, no shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively)	-	-
Common Stock ($.0005 par value, 150,000,000 authorized, 86,605,475 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively)	43,303	43,303
Additional paid-in capital	7,474,021	7,474,021
Statutory surplus reserve	802,749	802,749
Retained earnings	3,446,733	3,250,115
Deferred compensation	(257,917)	(307,542)
Accumulated other comprehensive income	637,423	633,970

Total company stockholders' equity	12,146,312	11,896,616

Noncontrolling interest	408,801	381,441

Total Equity	12,555,113	12,278,057

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,185,222	$18,225,092

The accompanying notes are an integral part of these consolidated financial statements

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
NET REVENUES
Non-related companies	$1,848,887	$2,358,022
Related companies	1,175,002	1,193,054
Total Net Sales	3,023,889	3,551,076

COST OF REVENUES	(1,551,046)	(2,037,628)

GROSS PROFIT	1,472,843	1,513,448

OPERATING EXPENSES
Selling expenses	355,970	466,289
General and administrative	868,171	507,463
Total Operating Expenses	1,224,141	973,752

INCOME FROM OPERATIONS	248,702	539,696

OTHER INCOME (EXPENSES)
Other income	8,147	15,602
Put option expenses	-	58,836
Interest income	-	100
Interest expense	(21,740)	(14,310)
Total Other Income (Expenses), net	(13,593)	60,228

INCOME FROM CONTINUING OPERATION, BEFORE TAX	235,109	599,924

INCOME TAX EXPENSE	(68,632)	(96,845)

NET INCOME INCLUDING NONCONTROLLING INTEREST	166,477	503,079

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(27,360)	(58,836)

NET INCOME ATTRIBUTABLE TO LINKWELL CORP	139,117	444,243

OTHER COMPREHENSIVE INCOME
Foreign currency translation	3,453	-

COMPREHENSIVE INCOME	$142,570	$444,243

BASIC AND DILUTED INCOME PER COMMON SHARE
Basic earnings per shares from continuing operation	$0.00	$0.01
Diluted earnings per shares from continuing operation	$0.00	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	86,605,474	77,955,475
Diluted	86,757,021	77,955,475

The accompanying notes are an integral part of these consolidated financial statements

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$166,477	$503,079
Adjustments to reconcile income including noncontrolling
interest to net cash provided by operating activities:
Derivative liabilities	-	(58,836)
Deferred compensation	49,625	-
Depreciation and amortization	82,487	51,346
Allowance for doubtful accounts	-	253,283
Allowance for doubtful accounts-related party	-	(235,384)
Stock-based compensation	-	78,207
Increase(decrease) in current assets
Accounts receivable	(247,238)	4,549
Accounts receivable - related party	-	99,863
Other receivables	42,548	(59,154)
Inventories	(220,202)	683,543
Customer list	-	(468,501)
Prepaid and other current assets	(157,065)	(677,016)
Increase(decrease) in current liabilities
Accounts payable and accrued expenses	77,827	(886,224)
Advances from customers	-	34,227
Taxes payable	(74,020)	(41,720)
Other payables	(108,275)	(1,232,740)

NET CASH USED IN OPERATING ACTIVITIES	(387,836)	(1,951,478)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition of Likang Biological	-	145,517
Purchase of property, plant and equipment	(85,182)	(61,322)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(85,182)	84,195

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to related parties	9,113	1,064,444
Decrease in due from related parties	444,140	486,689
Proceeds from loans payable	1,083,947	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,537,200	1,551,133

EFFECT OF EXCHANGE RATE ON CASH	661	(43,622)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,064,843	(359,772)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,144,360	2,072,687

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,209,203	$1,712,915

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$11,636	$14,310
Income taxes	$126,455	$96,845

The accompanying notes are an integral part of these consolidated financial statements

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (UNAUDITED) and December 31, 2009

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

Due to restrictions under PRC law that prohibited the consideration contemplated by the Biological Stock Purchase Agreement, the agreement did not close. As a result, on March 25, 2008, the parties agreed to enter into an amendment to the Biological Stock Purchase Agreement (“Biological Amendment”) in an effort to complete the stock purchase transaction. Pursuant to the terms of the Biological Amendment, the only material change to the Biological Stock Purchase Agreement related to the consideration paid by Linkwell Tech to Xuelian Bian and LiKang Pharmaceutical, which was changed from 1,000,000 shares of the Company’s common stock to $200,000 and 500,000 shares of common stock. As of December 31, 2008, the Biological Stock Purchase Agreement was pending and required further approval from the PRC Ministry of Commerce. Due to the time consuming and complicated nature of the approval procedure, the parties agreed to enter into a second amendment to the Biological Stock Purchase Agreement in order to complete the purchase transactions timely and properly. Pursuant to the terms of the Biological Amendment, the purchaser was changed from Linkwell Tech to LiKang Disinfectant, and, in addition, the consideration changed to RMB 2,000,000, approximately $292,500, and 500,000 shares of common stock. Approval from Ministry of Commerce in the People’s Republic of China will not be necessary if LiKang Disinfectant acquires 100% of the equity interest in LiKang Biological, because both companies are companies registered in PRC. This transaction closed on March 5, 2009. During the quarter ended September 30, 2009, the LiKang Disinfectant increased its investment into Likang Biological by injecting RMB 2.5 million cash and intangible assets (patents) of RMB 5.5 million.  Likang Biological is mainly engaged in producing the disinfectant concentrate.

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

Due to restrictions under PRC law that prohibited the consideration then contemplated by the Disinfectant Stock Purchase Agreement, the agreement did not close. As a result of this, on March 25, 2008, the parties agreed to enter into an amendment to the Disinfectant Stock Purchase Agreement (“Disinfectant Amendment”) in an effort to complete the stock purchase transaction. Pursuant to the terms of the Disinfectant Amendment, the only material change to the Disinfectant Stock Purchase Agreement related to the consideration paid by Linkwell Tech to the Shanghai Shanhai Group for the remaining 10% equity interest, which was changed from 3,000,000 shares of Common Stock to $380,000 and 1,500,000 shares of Common Stock. Due to the fluctuation of the applicable exchange rate, the cash consideration was increased to $399,057. The other terms of the Disinfectant Stock Purchase Agreement remained in full force and effect.

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

On May 31, 2008, LiKang Disinfectant entered into a stock purchase agreement under which it sold 100% of the capital stock of its wholly-owned subsidiary, LiKang International, to Linkwell International Trading Co., Ltd, a company registered in Hong Kong which is 100% owned by Mr. Wei Guan, the Company’s Vice President and Director.  Pursuant to the terms of the agreement, LiKang Disinfectant received $291,754 (RMB 2,000,000) once the agreement was approved by the PRC Ministry of Commerce on March 27, 2008.

The unaudited financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2009 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in the three months ended March 31, 2010 and 2009 include the allowance for doubtful accounts, stock-based compensation, useful life of property and equipment, inventory reserve and option value.

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

As of March 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

ACCOUNTS RECEIVABLE

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2010 and December 31, 2009, the Company had established, based on a review of its third party accounts receivable outstanding balances, allowances for doubtful accounts in the amounts of $476,624 and $476,491, respectively. At March 31, 2010 and December 31, 2009, the Company had established, based on a review of its related party accounts receivable outstanding balances, allowances for doubtful accounts in the amounts of $319,289 and $319,200, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method.  The valuation of inventory requires the Company to estimate obsolete or excess inventory based on analysis of future demand for our products. Due to the nature of the Company’s business and our target market, levels of inventory in the distribution channel, changes in demand due to price changes from competitors and introduction of new products are not significant factors when estimating the Company’s excess or obsolete inventory. If inventory costs exceed expected market value due to obsolescence or lack of demand, inventory write-downs may be recorded as deemed necessary by management for the difference between the cost and the market value in the period that impairment is first recognized. As of both March 31, 2010 and December 31, 2009, the reserve for obsolete inventory amounted to $0.

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, during the three months ended March 31, 2010 and 2009, there were no significant impairment of its long lived assets.

ADVANCES FROM CUSTOMERS

As of March 31, 2010 and December 31, 2009, advances from customers were $142,178 and $142,137, respectively, which consisted of prepayments from third party customers to the Company for merchandise that had not yet been shipped by the Company. The Company will recognize the prepayments as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

BASIC AND DILUTED EARNINGS PER SHARE

The Company presents net income (loss) per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” (codified in FASB ASC Topic 740). Accordingly, basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding, without consideration for common stock equivalents. Diluted net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding as well as common share equivalents outstanding for the period determined using the treasury-stock method for stock options and warrants and the if-converted method for convertible notes. The Company has made an accounting policy election to use the if-converted method for convertible securities that are eligible to common stock dividends, if declared. If the if-converted method was anti-dilutive (that is, the if-converted method resulted in a higher net income per common share amount than basic net income per share calculated under the two-class method), then the two-class method was used to compute diluted net income per common share, including the effect of common share equivalents. Diluted earnings per share reflects the potential dilution that could occur based on the exercise of stock options or warrants, unless such exercise would be anti-dilutive, with an exercise price of less than the average market price of the Company’s common stock.

The following table presents a reconciliation of basic and diluted earnings per share during the three months ended March 31, 2010 and 2009 were as follows:

	2010	2009
Net income	$139,117	$444,243

Weighted average shares outstanding - basic	86,605,475	77,955,475
Effect of dilutive securities:
Unexercised warrants	151,547	-
Weighted average shares outstanding - diluted	86,757,021	77,955,475

Earnings per share from continuing operation - basic	$0.00	$0.01
Earnings per share from continuing operation - diluted	$0.00	$0.01

The Company’s outstanding warrants as of March 31, 2010 and December 31, 2009 include the following:

	March 31, 2010	December 31, 2009

Warrants	33,469,795	33,469,795

REVENUE RECOGNITION

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

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the U.S. and in China. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally wide distribution of our products and shorter payment terms than customary in the PRC. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. For the three months ended at March 31, 2010 and 2009, sales to related parties accounted for 30% and 36% of net revenues, respectively.

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

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $119,780 and $82,008 for the three months ended March 31, 2010 and 2009, respectively.

ADVERTISING

Advertising is expensed as incurred and included in selling expenses. For the three months ended March 31, 2010 and 2009, advertising expenses amounted to $15,925 and $2,941, respectively.

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

RESEARCH AND DEVELOPMENT COST

Research and development costs are expensed as incurred. These costs primarily consist of cost of materials used and salaries paid for the development department of the Company and fees paid to third parties. Research and development costs for the three months ended March 31, 2010 and 2009 were $68,940 and $31,151, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued an ASU regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On July 1, 2009, the Company adopted ASU No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 167 did not have an impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB Topic ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 166 did not have an impact on its financial condition, results of operations or cash flows.

NOTE 2 – INVENTORIES

A summary of inventories by major category as of March 31, 2010 and December 31, 2009 are as follows:

	March 31,	December 31,
	2010	2009
Raw materials	$1,006,628	$870,559
Work-in-process	59,796	2,604
Finished goods	1,210,354	1,182,823

Less: Reserve for obsolescence	-	-

Net inventories	$2,276,778	$2,055,986

NOTE 3 – PROPERTY AND EQUIPMENT

At March 31, 2010 and December 31, 2009, property and equipment consisted of the following:

	Estimated
	Useful Life	March, 31,	December 31,
	(In years)	2010	2009

Office equipment and furniture	3-7	$381,165	$356,950
Autos and trucks	5	292,187	294,554
Manufacturing equipment	2-10	676,134	637,910
Building	5-20	1,533,649	1,528,404

Less: Accumulated depreciation		(817,082)	(760,060)
Property and equipment, net		$2,066,053	$2,057,758

For the three months ended March 31, 2010 and 2009, depreciation expenses amounted to $57,022 and $51,346, respectively.

NOTE 4 - INTANGIBLE ASSETS

At March 31, 2010, intangible assets consisted of customers lists arising from the acquisition of Likang Biological, amortizing over 5 years. Net intangible assets as of March 31, 2010 totaled $487,964.  Amortization expense for the three months ended March 31, 2010 and 2009 was $25,682 and $0, respectively. Annual amortization expense for the next five years from March 31, 2010 is expected to be: $102,730, $102,730, $102,730, $102,730, and $77,046.

NOTE 5 - DEPOSIT

Deposit represented prepaid application fee of $559,600 for acquiring the land use right and $544,000 deposit for purchasing an acquisition target in China.

NOTE 6 – LOANS PAYABLE

Loans payable consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Loans from Shanghai Rural Commercial Bank, Dachang Branch due on June 16, 2010 with interest rate at 6.90% per annum, Guaranteed by Shanhai Group (RMB 2,600,000)	$380,880	$380,774
Loans from Shanghai Rural Commercial Bank, Dachang Branch due on January 4, 2011 with interest rate 5.31% per annum. Guaranteed by Shanhai Group and Mr. Bian, Chairman of the Company(RMB 2,500,000)	366,231	-
Loans from Shanghai Rural Commercial Bank, Dachang Branch due on March 15, 2011 with interest rate 5.31% per annum. Guaranteed by Shanhai Group and Mr. Bian, Chairman of the Company (RMB 4,900,000)	717,811	-

	$1,464,922	$380,774

NOTE 7 – RELATED PARTY TRANSACTIONS

Linkwell Tech's wholly-owned subsidiary, LiKang Disinfectant, is engaged in business activities with four related parties: Shanghai ZhongYou Pharmaceutical High-Tech Co., Ltd., (“ZhongYou”), Shanghai LiKang Biological High-Tech Co., Ltd. (“Likang Biological”), Shanghai Jiuqing Pharmaceuticals Company, Ltd (“Shanghai Jiuqing”) and Linkwell International Trading Co., Ltd (“Linkwell Trading ”). Shanghai LiKang Meirui Pharmaceuticals High-Tech Co., Ltd (“Meirui”), a company of which Shanhai is a majority shareholder, and had owned 68% of its Meirui equity shares used to be a related party, however due to the fact that Linkwell Tech acquired Shanhai’s 10% equity interest in LiKang Disinfectant for total consideration of $684,057 which included the cash payment of $399,057 and 1,500,000 common shares at value of $0.19 per share. As a result of this transaction, Meirui was no longer a related party.  Likang Disinfectant completed its acquisition of Likang Biological on March 31, 2009; therefore, Likang Biological was no longer a related party of the Company since then, all the sales and purchase with Likang Biological were eliminated during the consolidation.

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

For the three months ended March 31, 2010 and 2009, the Company recorded net revenues of $1,174,030 and $853,999 to ZhongYou, respectively. At March 31, 2010 and December 31, 2009, accounts receivables from sales to ZhongYou were $3,807,244 and $3,322,044, respectively.

Shanghai Ajiao Shiye Co. Ltd. owns 100% of Shanghai Jiuqing Pharmaceuticals Company, Ltd (“Shanghai Jiuqing”). Xuelian Bian is a 60% shareholder of Shanghai Ajiao Shiye Co. Ltd. For the three months ended March 31, 2010 and 2009, the Company recorded net revenues of $1,138 and $18,255 to Shanghai Jiuqing, respectively. At March 31, 2010 and December 31, 2009, accounts receivable from sales to Shanghai Jiuqing were $85,576 and $85,451, respectively.  As of March 31, 2010, accounts receivable from sales to other related parties was $1,372,572.

As of March 31, 2010, the Company owed its management $54,000, and other related parties of $224,815.  As of December 31, 2009, the Company owed its management $54,000, Zhongyou $175,520, and other related parties of $78,220

NOTE 8 – TAXES PAYABLE

Taxes payable consisted of the following at March 31, 2010 and December 31, 2009, respectively:

	March, 31 2010	December 31, 2009
Income tax payable	$102,230	$136,823
Value added tax payable	77,140	114,720
Other taxes payable	4,499	6,281
	$183,869	$257,824

NOTE 9 –PUT OPTION LIABILITY

On February 15, 2008, the Company entered into a stock purchase agreement with Ecolab pursuant to which Ecolab agreed to purchase and Linkwell Tech agreed to sell 888,889 of its shares, or 10% of the issued and outstanding capital stock of Linkwell Tech, for $2,000,000. On May 31, 2008, the Company, Linkwell Tech and Ecolab entered into a Stockholders Agreement (“Stockholders Agreement”), whereby both the Company and Ecolab are subject to, and benefit by, certain pre-emptive rights, transfer restrictions and take along rights relating to the shares of Linkwell Tech, the Company and Ecolab each hold.

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

NOTE 10 - INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Linkwell Corp and Linkwell Tech were incorporated in the US and have net operating losses (NOL) for income tax purposes.  Linkwell Corp and Linkwell Tech had net operating loss carry forwards for income taxes of approximately $2,000,000 at March 31, 2010 which may be available to reduce future years’ taxable income as NOL’s can be carried forward up to 20 years from the year the loss is incurred. Under IRC section 382, certain of these loss carryforward amounts may be limited due to the more than 50% change in ownership which took place during 2004. Management believes the realization of benefits from these losses uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% valuation allowance has been provided on the deferred tax asset of approximately $763,400.

Likang Disinfectant and Likang Biological are governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments.  Likang Disinfectant is subject to preferential income tax rate of 12.5% for 2010 and 2009; Likang Bio is subject preferential income tax rate of 25% for 2010 and 20% for 2009.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2010:

March 31, 2010
US statutory rates	34.0%
State income tax, net of federal benefit	4.0%
Permanent difference on deferred tax
Tax rate difference	(23.7)%
Effect of tax holiday on PRC taxable income	(27.7)%
Other	1.6%
Valuation allowance on US NOL	41%
Tax per financial statements	29.2%

NOTE 11 - STATUTORY RESERVES

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

Common Welfare Fund

The common welfare fund is a voluntary fund that provides that the Company can elect to transfer 5% to 10% of its net income to this fund. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.  The Company did not make any reserve to this fund during the three months ended March 31, 2010 and 2009.

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock

In September 2006, the Company entered into a three-year agreement with a consultant to provide business development and management services. In connection with this agreement, the Company issued 500,000 shares of the Company’s common stock. The Company valued these services using the fair value of common shares on grant date at $0.185 per share and recorded deferred consulting expense of $92,500 to be amortized over the service period. The deferred consulting expense has been fully expensed in 2009.

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

On May 1, 2008, the Company entered into a two year agreement with China Health Capital Group, Inc. (“CHC”) to provide the Company with financial and investment services. In connection with this agreement, on June 24, 2008, the Company issued 2,000,000 shares of Common Stock valued at $0.21 per share to CHC and recorded $420,000 as deferred compensation. This compensation has been fully expensed in 2009.

On June 27, 2008, Monarch Capital Fund, Ltd. exercised a warrant to purchase 100,000 shares of Common Stock with price of $0.20 per share. The Company received proceeds from this warrant exercise of $20,000 on June 24, 2008.

On July 1, 2009, the Company entered into a two year agreement with First Trust. In connection with this agreement, the Company issued 1,800,000 shares of Common Stock valued at $0.09 per share to First Trust and recorded $162,000 as deferred compensation. The Company amortized $60,750 as stock-based compensation as of March 31, 2010. This agreement has a penalty to the stock recipient for non-compliance to its terms.

On August 1, 2009, the Company entered into a two year agreement with Shanghai Hai Mai Law Firm. In connection with this agreement, the Company issued 2,350,000 shares of Common Stock valued at $0.10 per share to Shanghai Hai Mai Law Firm and recorded $235,000 as deferred compensation. The Company amortized $78,333 as stock-based compensation as of March 31, 2010. This agreement has a penalty to the stock recipient for non-compliance to its terms.

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

Common Stock Warrants

During the three months ended March 31, 2010 and 2009, there were no warrants granted or exercised.

The following table summarizes the Company's Common Stock warrants outstanding at March 31, 2010:

		Warrants Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted Average
Exercise	of	Remaining	Exercise
Price	Warrants	Exercise Life	Price
$0.10	540,130	1.50	$0.10
$0.20	17,055,000	1.75	$0.20
$0.30	15,866,665	1.99	$0.30
$1.00	8,000	-	$1.00
	33,469,795

NOTE 13 – ACQUISITION OF LIKANG BIOLOGICAL

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

The following unaudited pro forma consolidated results of operations of the Company for the three months ended March 31, 2009, presenting the operations of the Company and Likang Biological as if the acquisition of Likang Biological occurred on January 1, 2010.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

For three months ended March 31,
2009
Net revenue	$3,551,076
Cost of revenue	2,037,628
Gross profit	1,513,448
Selling expense	466,289
General & administrative expense	527,181
Total operating expenses	993,470
Income from operations	519,978
Non-operating (expenses), net	60,301
Income from discontinued operations
Income before income tax	580,279
Income tax expense	96,845
Net income including noncontrolling interest	483,434
Less: noncontrolling interest	56,871
Net income attributable to Linkwell Corp	$426,563

NOTE 14 – CONTINGENCY

The Company is a defendant in a lawsuit filed in November 2009 in the Supreme Court of the State of New York, County of New York, by two warrant holders of the Company, seeking damages of as at least $800,000.  As of  May 17, 2010, the Company is vigorously defending its position in this litigation matter and has not made for a provision with regards to this lawsuit in the event of an unfavorable outcome. The Company has filed a motion to dismiss the complaint and proceedings relating to the motion to dismiss are ongoing.

NOTE 15 – OPERATING RISK

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other Securities and Exchange Commission filings.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Quarterly Report, we will refer to Linkwell Corporation. as "Linkwell," the "Company," "we," "us," and "our."

You should read this MD&A in conjunction with the Consolidated Financial Statements and related Notes in Item 1.

OVERVIEW

We operate under a holding company structure and currently have one direct 90% owned operating subsidiary, Linkwell Tech Group Inc. (“Linkwell Tech”), a Florida corporation.  Linkwell Tech owns 100% of Shanghai LiKang Disinfectant High-Tech Company, Limited (“LiKang Disinfectant”). On February 15, 2008, Linkwell Tech sold 10% of its issued and outstanding capital stock to Ecolab Inc., a Delaware corporation (“Ecolab”).  On March 5, 2009, LiKang Disinfectant purchased 100% of LiKang Biological Company for approximately $291,792 (RMB 2,000,000), and 500,000 shares of our common stock.

Linkwell Corporation, through Linkwell Tech’s wholly-owned subsidiaries, LiKang Disinfectant and Likang Biological, is engaged in the development, manufacture, sale and distribution of disinfectant health care products primarily to the medical industry in China.

Since 1988 we have developed, manufactured and distributed disinfectant health care products primarily to the medical industry in China. In the last few years, China has witnessed a variety of public health crises, such as the outbreak of SARS, which demonstrated the need for increased health standards in China. In response, beginning in 2002, the Chinese government has undertaken various initiatives to improve public health and living standards, including continuing efforts to educate the public about the need for proper sanitation procedures and the establishment of production standards for the disinfectant industry in China. As a result of this heightened license and permit system, all disinfectant manufacturers must comply with “qualified disinfection product manufacturing enterprise requirements” established by the Ministry of Public Health. The requirements include standards for hardware, such as facilities and machinery, and software, including the technology to monitor the facilities, as well as the heightened knowledge and capability of the production staff regarding quality control procedures. Following the adoption of the industry standards in 2002, we were granted thirty-one hygiene licenses by the Ministry of Public Health.

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

The disinfectant industry in China is an emerging industry that is populated with small, regional companies. We estimate that there are in excess of 1,000 manufacturers and distributors of disinfectant products in China; however, most domestic competitors offer a limited line of products and there are only a few domestic companies with a nationwide presence. We believe that our national marketing and sales presence throughout all 22 provinces, as well as four autonomous regions and four municipalities in China, gives us a competitive advantage over many other disinfectant companies in China, and will enable us to leverage the brand awareness for our products with commercial customers to the retail marketplace.

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

RESULTS OF OPERATIONS

The table below sets forth the results of operations for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 accompanied by the percentage of changes.

	March 31, 2010		March 31, 2009
	$	% of Sales	$	% of Sales
Net Revenues
Non-related companies	$1,848,887		$2,358,022
Related companies	1,175,002		1,193,054

Total Net Revenue	3,023,889	100%	3,551,076	100%

Cost of Sales	1,551,046	51.3%	2,037,628	57.4%

Gross Profit	1,472,843	48.7%	1,513,448	42.6%

Selling Expense	355,970	11.8%	466,289	13.1%

General and Administrative	868,171	28.7%	507,463	14.3%

Total Operating Expenses	1,224,141	40.5%	973,752	27.4%

Income from Operations	248,702	8.2%	539,696	15.2%

Other Income (Expenses), net	(13,593)	(0.4)%	60,228	1.7%

Income tax expense	68,632	2.3%	96,845	2.7%

Net Income including non-controlling interest	166,477	5.5%	503,079	14.2%

Less: net income attributable non-controlling interest	(27,360)	(0.9)%	(58,836)	(1.7)%

Net Income attributable to Linkwell Corp	139,117	4.6%	444,243	12.5%

NET REVENUES

Net revenues for the three months ended March 31, 2010 were $3,023,889 as compared to net revenues of $3,551,076 for the same period in 2009, a decrease of $527,187 or approximately 14.8%. This decrease in revenues was due to decreased sales on low-end products. In addition, we are improving and upgrading our manufacturing workshop which resulted in less production and sales in the first quarter of 2010, however, we expect increased production at lower cost and with greater efficiency once the upgrading of manufacturing workshop is completed.  Of our total net revenue for the three months ended March 31, 2010, $1,175,002 or approximately 38.9% were attributable to related parties as compared to net revenue of $1,193,054, or approximately 33.6% in the same period of 2009.

COST OF REVENUES

Cost of revenues includes raw materials and manufacturing costs, which includes labor, rent and an allocated portion of overhead expenses, such as utilities, directly related to product production. For the three months ended March 31, 2010, cost of revenues amounted to $1,551,046 or approximately 51.3% of net revenues as compared to cost of revenues of $2,037,628, or approximately 57.4% of net revenues in the same period of 2009.  The decrease in cost of revenues is attributed to decreased production and sales. The decrease in cost of revenue as a percentage of revenue was mainly due to lower raw material costs as compared to such costs for the same period in 2009, economies of scale on fixed costs, and our continuing improvement of control of manufacturing costs. We purchase raw materials from several primary suppliers and we have purchase contracts with these suppliers in an effort to ensure a steady supply of raw materials.

GROSS PROFIT

Gross profit for the three months ended March 31, 2010 was $1,472,843, or approximately 48.7% of net revenues, as compared to $1,513,448, or approximately 42.6% of revenues for the same period in 2009. The increase in gross profit margin was mainly due to the decrease of cost of revenue as a percentage of revenue.

OPERATING EXPENSES

Total operating expenses consisted of selling, general and administrative expenses; for the three months ended March 31, 2010, total operating expenses were $1,224,141, an increase of $250,389, or approximately 25.7%, from total operating expenses of $973,752 for the same period in 2009. The increase in operating expenses was mainly due to increased payroll, consulting, and research and development expenses.

NONCONTROLLING INTEREST

On February 15, 2008, we entered into a stock purchase agreement with Ecolab, pursuant to which Ecolab purchased and Linkwell Tech sold 888,889 of its shares, or 10% of the issued and outstanding capital stock of Linkwell Tech, for a total of $2,000,000. On March 28, 2008 and June 4, 2008, Linkwell Tech received $200,000 and $1,388,559, respectively, from Ecolab. Including a $400,000 loan that Ecolab released to Linkwell Tech and accrued interest of $11,441, Linkwell Tech received a total of $2,000,000 from Ecolab. On May 31, 2008, the Company, Linkwell Tech and Ecolab entered into a Linkwell Tech Group Inc. Stockholders Agreement, whereby both the Company and Ecolab are subject to, and are the beneficiaries of, certain pre-emptive rights, transfer restrictions and take along rights relating to the shares of Linkwell Tech that the Company and Ecolab each hold. As of May 31, 2008, the principal and accrued interest of $11,441 on the short-term $400,000 loan became part of Ecolab’s investment and no longer needed to be repaid. After this transaction, Ecolab became the 10% minority interest holder of Linkwell Tech. For the three months ended March 31, 2010, we had a minority interest expense of $27,360 as compared to $58,836 for the same period in 2009.

NET INCOME

Our net income for the three months ended March 31, 2010 was $139,117 compared to $444,243 for the same period in 2009, a decrease of $305,126 or 68.7%.  Net income as a percentage of revenue was 4.6% for the three months ended March 31, 2010, while it was 12.5% for the same period in 2009. This decrease in net income was attributable to decreased sales and increased general and administrative expenses for the quarter ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying financial statements, our working capital increased $273,788, or approximately 2.3% from $12,106,651 on December 31, 2009 to $12,380,439 on March 31, 2010. With the expansion of our businesses, we anticipate the need to utilize our capital resources in the near future. In addition to our working capital, we intend to obtain required capital through a combination of bank loans and the sale of our equity securities. Although we are not party to any commitments or agreements at this time to provide us with additional bank financing or to sell our securities, we are optimistic that we will be able to obtain additional capital resources to fund our business expansions.

We currently have no material commitments for capital expenditures. At March 31, 2010, we had a total of $1,464,992 in outstanding short term loans, which will mature in 2011. Other than our working capital and loans, we presently have no other alternative capital resources available to us. We plan to build additional product lines and upgrade our manufacturing facilities in order to expand our production capacity and improve the quality of our products. Based on our preliminary estimates, upgrades and expansion will require additional capital of approximately $1 million.

We need to raise additional capital to meet the demands described above. We may raise additional capital through the sale of equity securities. There can be no assurances that any additional debt or equity financing will be available to us on acceptable terms, if at all. The inability to obtain debt or equity financing could have a material adverse effect on our operating results, and as a result, we could be required to cease or significantly reduce our operations, seek a merger partner or sell additional securities on terms that may be disadvantageous to shareholders.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2010 and 2009:

	2010	2009
Cash provided by (used in):
Operating Activities	$(387,836)	$(1,951,478)
Investing Activities	(85,182)	84,195
Financing Activities	1,537,200	1,551,133

NET CASH FROM OPERATING ACTIVITES

Net cash used by operating activities for the three months ended March 31, 2010 was $387,836, as compared to $1,951,478 for the same period of 2009, a decrease of $1,563,642 or approximately 80.1%. The decrease in cash outflow in the three months ended March 31, 2010 was mainly a result of increased account payables and other payables.

NET CASH FROM INVESTING ACTIVITIES

Net cash used in investing activities for the three months ended March 31, 2010 was $85,182 as compared to net cash provided by investing activities of $84,195 for the same period in 2009, an increase of $169,377 or 201.2%. Cash used in investing activities mainly consisted of payments of $85,182 for purchase of equipment.

NET CASH FROM FINANCING ACTIVITIES:

Net cash provided by financing activities was $1,537,200 for the three months ended March 31, 2010 as compared to net cash provided by financing activities of $1,551,133 in the same period of 2009. This was primarily a result of a $444,140 decrease in cash due from related parties as a result of payment received from the sales to these related parties, and $1,083,947 proceeds from short-term loans, while in the same period of 2009 we had $1,064,444 million in cash inflow from quick advance from related parties and $486,689 decrease in cash due from related parties as a payment received from the sales made to them.

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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts to reduce amounts to their estimated realizable value. A considerable amount of judgment is required when we assess the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required. We initially record a provision for doubtful accounts based on our historical experience, and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivables and allowance for doubtful accounts. In estimating the provision for doubtful accounts, we consider: (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable; (iv) our historical provision for doubtful accounts; (v) the credit worthiness of the customer; and (vi) the economic conditions of the customer's industry as well as general economic conditions, among other factors.

REVENUE RECOGNITION

Our revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 480). We record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for our various revenue streams.

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

INCOME TAXES

We account for income taxes in accordance with Accounting for Income Taxes, which prescribes the use of the liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance, or increase or decrease this allowance in a period, we increase or decrease our income tax provision in our statement of operations. If any of our estimates of our prior period taxable income or loss prove to be incorrect, material differences could impact the amount and timing of income tax benefits or payments for any period. In addition, as a result of the significant change in our ownership, our future use of its existing net operating losses may be limited.

We currently operate in the PRC, however, our operations could change in the near future and we could be subject to tax liability involving a consideration of uncertainties in the application and interpretation of complex tax regulations in a multitude of jurisdictions across operations in other countries.

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

STOCK- BASED COMPENSATION

We account for our stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (codified in FASB ASC Topics 718 & 505).. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected volatility. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued an ASU regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on our consolidated financial statements.

On July 1, 2009, we adopted ASU No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 167 did not have an impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB Topic ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The adoption of SFAS 166 did not have an impact on its financial condition, results of operations or cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2010, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer who also serves as our principal financial and accounting officer, to allow timely decisions regarding required disclosure.

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

All of our employees and accounting staff are located in the PRC and we do not presently have a Chief Financial Officer, comptroller or similarly titled senior financial officer who is bilingual and experienced in the application of U.S. GAAP. Currently, we are searching for an appropriate candidate who can fill such a position; however, we are unable to predict when such a person will be hired. We have also begun providing additional training to our accounting staff in the application of U.S. GAAP. As a result, our management believes that a deficiency in our internal controls continues to exist. Based upon historical accounting errors and lack of a Chief Financial Officer and sufficiently trained accounting staff, our management has determined that there is a deficiency in our internal controls over financial reporting and that our disclosure controls and procedures were ineffective at March 31, 2010. Until we expand our staff to include a bilingual senior financial officer who has the requisite experience necessary, as well as supplement the accounting knowledge of our staff, it is likely that we will continue to have material weaknesses in our disclosure controls.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Please see the disclosure included in NOTE 14, “CONTINGENCY” in the notes to our financial statements included in Part I, Item 1 to this Form 10-Q.

ITEM 6. EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
2.1	Stock Purchase Agreement between HBOA.Com, Inc., Philip J. Davis and John C. Lee dated November 17, 1999 (1)
2.2	Amendment No. 1 to the Stock Purchase Agreement between HBOA.Com, Inc., Phillip J. Davis and John C. Lee dated December 28, 1999 (1)
2.3	Stock Exchange Agreement dated May 2, 2005 by and among Kirshner Entertainment & Technologies, Inc., Gary Verdier, Linkwell Tech Group, Inc. and the shareholders of Linkwell (2)
3.1	Articles of Incorporation (3)
3.2	Articles of Amendment to Articles of Incorporation (4)
3.3	Articles of Amendment to Articles of Incorporation (5)
3.4	Articles of Amendment to Articles of Incorporation (6)
3.5	Articles of Amendment to the Articles of Incorporation (11)
3.6	Bylaws (3)
3.7	Articles of Amendment to the Articles of Incorporation (12)
4.1	Form of common stock purchase warrant (7)
4.2	Form of Class A and Class B Common Stock Purchase Warrants (11)
10.1	HBOA Holdings, Inc. - Year 2000 Equity Compensation Plan (8)
10.2	HBOA Holdings, Inc. - Non Qualified Stock Option Plan (9)
10.3	Linkwell Corporation 2005 Equity Compensation Plan (10)
10.3(a)	Amendment No. 1 to the Linkwell Corporation 2005 Equity Compensation Plan (25)
10.4	Consulting and Management Agreement dated August 24, 2005 between Linkwell Corporation and China Direct Investments, Inc. (20)
10.5	Form of Subscription Agreement for $1,500,000 unit offering (11)
10.6	Form of agreement between Shanghai LiKang Disinfectant High-Tech Company, Limited and its customers (12)
10.7	Form of agreement between Shanghai LiKang Disinfectant High-Tech Company, Limited and its suppliers (12)
10.8	Sales Agreement dated as of January 1, 2005 between Shanghai LiKang Disinfectant High-Tech Co., Ltd. and Shanghai LiKang Meirui Pharmaceutical High-Tech Co., Ltd. (20)
10.9	Lease Agreement effective January 1, 2005 between Shanghai LiKang Disinfectant High-Tech Co., Ltd. and Shanghai Shanhai Group for principal executive offices (20)
10.10	Lease Agreement effective January 1, 2002 between Shanghai LiKang Pharmaceuticals Co., Ltd. and Shanghai LiKang Disinfectant High-Tech Co. Ltd. (20)
10.11	Lease Agreement effective January 1, 2005 between Shanghai Jinshan Zhuhang Plastic Lamp Factory, Ltd. and Shanghai LiKang Disinfectant High-Tech Co. Ltd. (20)
10.12	Manufacturing Agreement dated as of January 1, 2005 between Shanghai LiKang Disinfectant High-Tech Co., Ltd. and Shanghai LiKang Meirui Pharmaceutical High-Tech Co., Ltd. (20)
10.13	Stock Purchase Agreement effective February 6, 2006 between Linkwell Corporation, Aerisys Incorporated and Gary Verdier (13)
10.14	Transfer Agreement dated August 5, 2005 between Shanghai LiKang Disinfectant High-Tech Company, Limited, Shanghai LiKang Pharmaceuticals Technology Company and Xuelian Bian (20)
10.15	Contract Management Agreement dated January 1, 2005 between Shanghai Shanhai Group and Shanghai LiKang Disinfectant High-Tech Co., Ltd. (20)

10.16	Lease Agreement dated December 15, 2004 between Shanghai Shanhai Group and Shanghai LiKang Disinfectant High-Tech Co., Ltd. (20)
10.17	Lease Agreement dated August 11, 2005 between Shanghai Henglain Industrial Co., Ltd. and Shanghai LiKang Disinfectant High-Tech Co., Ltd. (20)
10.18	Lease Agreement dated September 16, 2005 between Shanghai Henglain Industrial Co., Ltd. and Shanghai LiKang Disinfectant High-Tech Co., Ltd. (20)
10.19	Disinfection Education Center Agreement dated May 25, 2006 between Shanghai LiKang Disinfectant High-Tech Co., Ltd. and China Pest Infestation Control and Sanitation Association (20)
10.20	Agreement between Linkwell Corporation and China Direct Investments, Inc. (21)
10.21	Stock Purchase Agreement, dated April 6, 2007, by and among the Company, Linkwell Tech, Xuelian Bian and LiKang Pharmaceutical (22)
10.21(a)	Amendment to Stock Purchase Agreement, dated March 25, 2008 by and among the Company, Linkwell Tech, Xuelian Bian and LiKang Pharmaceutical (23)
10.22	Stock Purchase Agreement, dated April 6, 2007, by and among the Company, Linkwell Tech, Xuelian Bian and LiKang Pharmaceutical (22)
10.22(a)	Amendment to Stock Purchase Agreement, dated March 25, 2008, by and among the Company, Linkwell Tech and Shanghai Shanhai (23)
10.23	Loan agreement between LiKang Disinfectant and LiKang Biological, as translated, dated January 2, 2007 (24)
10.24	Consulting agreement dated September 8, 2006 between Linkwell Corp and Zhiyan Shi (24)
10.25	Stock Purchase Agreement dated February 15, 2008, among Linkwell Corporation, Linkwell Tech Group, Inc., and Ecolab Inc. (25)
10.26	Linkwell Tech Group, Inc. Stockholders Agreement, dated May 30, 2008, by and among Linkwell Tech Group, Inc., Linkwell Corp. and Ecolab Inc. (26)
10.27	Registration Rights Agreement, dated May 30, 2008, by and among Ecolab Inc. and Linkwell Corp. (26)
10.28	Stock Purchase Agreement dated May 29, 2008, by and between Shanghai Likang Disinfectant Hi-Tech Co., Ltd, and Hong Kong Linkwell International Trading Company (27)
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

31.1	Section 302 Certificate of Chief Executive Officer *
31.2	Section 302 Certificate of principal financial and accounting officer *
32.1	Section 906 Certificate of Chief Executive Officer *

* filed herewith

(1)	Incorporated by reference to the Form 10-SB as filed on June 17, 1999.
(2)	Incorporated by reference to the Report on Form 8-K as filed on December 3, 1999.
(3)	Incorporated by reference to the Report on Form 8-K as filed on December 8, 1999.
(4)	Incorporated by reference to the Report on Form 8-K as filed on December 27, 2001.
(5)	Incorporated by reference to the annual report on Form 10-KSB for the fiscal year ended December 31, 2002.
(6)	Incorporated by reference to the Report on Form 8-K as filed on March 17, 2005.

(7)	Incorporated by reference to the Report on Form 8-K as filed on April 15, 2005.
(8)	Incorporated by reference to the Report on Form 8-K as filed on January 31, 2002.
(9)	Incorporated by reference to the Report on Form 8-K as filed on February 1, 2005.
(10)	Incorporated by reference to the Report on Form 8-K as filed on August 17, 2006.
(11)	Incorporated by reference to the Report on Form 8-K as filed on August 22, 2006.
(12)	Incorporated by reference to the Report on Form 8-K as filed on September 15, 2006.
(13)	Incorporated by reference to the Report on Form 8-K as filed on October 14, 2006.
(14)	Incorporated by reference to the Report on Form 8-K as filed on October 27, 2006.
(15)	Incorporated by reference to the Report on Form 8-K as filed on October 27, 2006.
(16)	Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-138297 as filed on October 30, 2006.
(17)	Incorporated by reference to the registration statement on Form SB-2, SEC File No. 333-139752, as amended, as initially filed on December 29, 2006.
(18)	Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-125871, as filed on June 16, 2005.
(19)	Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-121963, as filed on January 11, 2005.
(20)	Incorporated by reference to the registration statement on Form SB-2, SEC File No. 333-131666, as amended, as initially filed on February 8, 2006.
(21)	Incorporated by reference to the by reference to the annual report on Form 10-KSB for the fiscal year ended December 31, 2006.
(22)	Incorporated by reference to the Report on Form 8-K as filed on April 14, 2007.
(23)	Incorporated by reference to the Report on Form 8-K as filed on March 28, 2008.
(24)	Incorporated by reference to the by reference to the quarterly report on Form 10-QSB for the quarter ended March 31, 2007.
(25)	Incorporated by reference to the annual report on Form 10-KSB as filed on April 15, 2008.
(26)	Incorporated by reference to the Report on Form 8-K as filed on June 5, 2008.
(27)	Incorporated by reference to the by reference to the quarterly report on Form 10-QSB for the quarter ended August 26, 2008.
(28)	Incorporated by reference to the Report on Form 8-K as filed on March 10, 2009.
(29)	Incorporated by reference to the Report on Form 8-K as filed on December 28, 2009.
(30)	Incorporated by reference to the Report on Form 8-K/A as filed on March 4, 2010.

LINKWELL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Linkwell Corporation

Date: May 17, 2010	By:	/s/ Xuelian Bian
Xuelian Bian,
Chief Executive Officer
President and Principal
Executive Officer