Form 10-Q
period 2010-06-30
Linkwell CORP
filed 2010-08-16
CIK 1042463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2010

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
As of August 12, 2010 there were 86,605,475 shares of our common stock issued and outstanding.

LINKWELL CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED June 30, 2010

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

The information which appears on our web site at www.linkwell.us is not part of this report.

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2010	DECEMBER 31, 2009
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalent	$2,576,947	$2,144,360
Accounts receivable, net	4,048,325	4,033,718
Accounts receivable - related parties, net	6,106,455	5,798,368
Other receivables	390,788	254,166
Inventories, net	2,617,580	2,055,986
Prepaid expenses and other current assets	305,558	263,643
Deposits	1,106,517	1,103,445
Total current assets	17,152,170	15,653,686

NON-CURRENT ASSETS
Property, plant and equipment, net	2,060,493	2,057,758
Construction in progress	42,851	-
Intangible assets	462,283	513,648
Total non-current assets	2,565,627	2,571,406

TOTAL ASSETS	$19,717,797	$18,225,092

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loans payable	$1,089,694	$380,774
Accounts payable and accrued expenses	2,726,135	2,092,995
Advances from customers	142,918	142,138
Taxes payable	150,049	257,824
Other payables	55,157	154,673
Due to related parties	260,296	518,631
Total current liabilities	4,424,249	3,547,035

Put option liability	2,400,000	2,400,000

Total liability	6,824,249	5,947,035

COMMITMENT AND CONTIGENCY

STOCKHOLDERS' EQUITY
Preferred Stock (No par value; 10,000,000 authorized, no shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	-	-
Common Stock ($.0005 par value, 150,000,000 authorized, 86,605,475 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	43,303	43,303
Additional paid-in capital	7,474,021	7,474,021
Statutory surplus reserve	802,749	802,749
Retained earnings	3,634,881	3,250,115
Deferred compensation	(208,292)	(307,542)
Accumulated other comprehensive income	705,267	633,970
Total company stockholders' equity	12,451,929	11,896,616
NONCONTROLLING INTEREST	441,619	381,441
TOTAL EQUITY	12,893,548	12,278,057

TOTAL LIABILITIES AND EQUITY	$19,717,797	$18,225,092

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
NET SALES
Non-related companies	$4,423,073	$4,195,296	$2,574,186	$1,837,274
Related companies	1,441,775	2,179,724	266,773	986,670
Total Net Sales	5,864,848	6,375,020	2,840,959	2,823,944

COST OF SALES	(2,993,896)	(2,574,614)	(1,442,850)	(536,986)

GROSS PROFIT	2,870,952	3,800,406	1,398,109	2,286,958

OPERATING EXPENSES
Selling expenses	690,883	923,566	334,913	457,277
General and administrative	1,582,126	1,071,897	713,955	564,434
Total Operating Expenses	2,273,009	1,995,463	1,048,868	1,021,711

INCOME FROM OPERATIONS	597,943	1,804,943	349,241	1,265,247

OTHER INCOME (EXPENSES)
Other income expenses	26,589	16,257	18,442	655
Put option expenses	-	176,838	-	118,002
Interest income	164	2,216	164	2,116
Interest expense	(36,867)	(29,738)	(15,127)	(15,428)
Total Other Income (Expenses), net	(10,114)	165,573	3,479	105,345

INCOME BEFORE INCOME TAX	587,829	1,970,516	352,720	1,370,592

INCOME TAX EXPENSE	(142,885)	(299,165)	(74,253)	(202,320)

NET INCOME INCLUDING NONCONTROLLING INTEREST	444,944	1,671,351	278,467	1,168,272

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(60,178)	(176,838)	(32,818)	(118,001)

NET INCOME ATTRIBUTABLE TO LINKWELL CORP	384,766	1,494,513	245,649	1,050,271

OTHER COMPREHENSIVE INCOME
Foreign currency translation	71,298	-	67,845	-

COMPREHENSIVE INCOME	$456,064	$1,494,513	$313,494	$1,050,271

BASIC AND DILUTED INCOME PER COMMON SHARE
Basic earnings per shares from continuing operation	$0.00	$0.02	$0.00	$0.01
Diluted earnings per shares from continuing operation	$0.00	$0.02	$0.00	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	86,605,475	77,955,475	86,605,475	77,955,475
Diluted	86,605,475	77,955,475	86,605,475	77,955,475

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$444,944	$1,671,351
Adjustments to reconcile income including noncontrolling
Interest to net cash provided by (used in) operating activities:
Derivative liabilities	-	(176,838)
Deferred compensation	99,250	-
Depreciation and amortization	176,492	175,388
Allowance for doubtful accounts	-	17,526
Allowance for doubtful accounts-related party	-	519
Stock-based compensation	-	138,414
Loss from disposal of fixed assets	973	-
Increase(decrease) in current assets
Accounts receivable	7,509	(659,111)
Accounts receivable - related party	(328,579)	349,420
Other receivables	(134,672)	(12,418)
Inventories	(547,537)	608,735
Intangible assets	-	(468,501)
Deposits, prepaid expenses and other current assets	(42,187)	(352,827)
Increase(decrease) in current liabilities
Accounts payable and accrued expenses	642,484	(681,590)
Advances from customers	-	3,289
Taxes payable	(108,642)	(32,528)
Other payables	(78,544)	(1,469,690)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	131,491	(888,861)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition of Likang Biological	-	145,517
Construction in progress	(42,636)	-
Purchase of property, plant and equipment	(117,575)	(775,707)

NET CASH USED IN INVESTING ACTIVITIES	(160,211)	(630,190)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in due to related party	(255,761)	902,438
Increase in due from related parties	-	264,085
Proceeds from loans payable	703,276	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	447,515	1,166,523

EFFECT OF EXCHANGE RATE ON CASH	13,792	(43,622)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	432,587	(396,150)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,144,360	2,072,687

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,576,947	$1,676,537

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$11,636	$29,403
Income taxes	$126,455	$299,165

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

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

The unaudited financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2009 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in the six and three months ended June 30, 2010 and 2009 include the allowance for doubtful accounts, stock-based compensation, useful life of property and equipment, inventory reserve and option value.

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

As of June 30, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

ACCOUNTS RECEIVABLE

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2010 and December 31, 2009, the Company had established, based on a review of its third party accounts receivable outstanding balances, allowances for doubtful accounts in the amounts of $479,108 and $476,491, respectively. At June 30, 2010 and December 31, 2009, the Company had established, based on a review of its related party accounts receivable outstanding balances, allowances for doubtful accounts in the amounts of $320,954 and $319,200, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method.  The valuation of inventory requires the Company to estimate obsolete or excess inventory based on analysis of future demand for our products. Due to the nature of the Company’s business and our target market, levels of inventory in the distribution channel, changes in demand due to price changes from competitors and introduction of new products are not significant factors when estimating the Company’s excess or obsolete inventory. If inventory costs exceed expected market value due to obsolescence or lack of demand, inventory write-downs may be recorded as deemed necessary by management for the difference between the cost and the market value in the period that impairment is first recognized. As of June 30, 2010 and December 31, 2009, the reserve for obsolete inventory amounted to $0.

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, during the six and three months ended June 30, 2010 and 2009, there were no significant impairment of its long lived assets.

ADVANCES FROM CUSTOMERS

As of June 30, 2010 and December 31, 2009, advances from customers were $142,918 and $142,138, respectively, which consisted of prepayments from third party customers to the Company for merchandise that had not yet been shipped by the Company. The Company will recognize the prepayments as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

CONCENTRATION OF BUSINESS AND CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the U.S. and in China. The majority of the Company’s bank accounts in banks located in the PRC are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S banks. As of June 30, 2010 and December 31, 2009, the Company maintains cash in the US, in a financial institution insured by the FDIC that has approximately $7,842 and $142,230, respectively.

Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally wide distribution of our products and shorter payment terms than customary in the PRC. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. For the six months ended at June 30, 2010 and 2009, sales to related parties accounted for 25% and 34% of net revenues, respectively. For the three months ended at June 30, 2010 and 2009, sales to related parties accounted for 9% and 35% of net revenue, respectively.

The Company is operating in People’s Republic of China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the U.S. dollar and the RMB.

Payments of dividends may be subject to some restrictions.

FOREIGN CURRENCY TRANSLATION AND COMPREHENSIVE INCOME

The Company’ primarily operates in the PRC. The financial position and results of operations of the subsidiaries are determined using the local currency (“Renminbi” or “RMB”) as the functional currency.

Translation from RMB into United States dollars (“USD” or “$”) for reporting purposes is performed by translating the results of operations denominated in foreign currency at the weighted average rates of exchange during the reporting periods. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated at the market rate of exchange in effect at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into USD are reported as a component of accumulated other comprehensive income in shareholders’ equity. The exchange rates used in translation from RMB to USD amount was published by People’s Bank of the People’s Republic of China

	For the periods ended June 30, 2010		For the periods ended June 30, 2009
	three months	six months	three months	six months
Balance sheet items, except for the registered and paid-up capital and retained earnings, as of the three and six months ended June 30, 2010 and 2009	US$1=RMB6.7909	US$1=RMB6.7909	US$1=RMB6.8319	US$1=RMB6.8319

Statements of operations and statements of cash flows for the three and six months ended June 30, 2010 and 2009	US$1=RMB6.8235	US$1=RMB6.8252	US$1=RMB6.8299	US$1=RMB6.8327

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $211,512 and $147,413 for the six months ended June 30, 2010 and 2009, respectively. Shipping costs were approximately $91,700 and $65,400, respectively for the three months ended June 30, 2010 and 2009.

ADVERTISING

Advertising is expensed as incurred and included in selling expenses. For the six months ended June 30, 2010 and 2009, advertising expenses amounted to $33,222 and $56,164, respectively. For the three months ended June 30, 2010 and 2009, advertising expenses amounted to approximately $17,300 and $53,200, respectively.

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

RESEARCH AND DEVELOPMENT COST

Research and development costs are expensed as incurred and included in general and administrative expenses. These costs primarily consist of cost of materials used and salaries paid for the development department of the Company and fees paid to third parties. Research and development costs for the six months ended June 30, 2010 and 2009 were $103,506 and $120,172, respectively. Research and development costs for the three months ended June 30, 2010 and 2009 were approximately $34,600 and $89,000, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

On February 25, 2010, the FASB issued ASU No. 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on January 1, 2011.

In April 2010, the FASB issued an authoritative pronouncement on effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity's functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The pronouncement clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition, and therefore should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement is for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected companies will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This amendment is not expected to have a material impact on the Company’s financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated statements.

NOTE 2 – INVENTORIES

A summary of inventories by major category as of June 30, 2010 and December 31, 2009 are as follows:

	June 30,	December 31,
	2010 (Unaudited)	2009 (Audited)
Raw materials	$1,083,950	$870,559
Work-in-process	31,593	2,604
Finished goods	1,502,037	1,182,823
Net inventories	$2,617,580	$2,055,986

NOTE 3 – PROPERTY AND EQUIPMENT

At June 30, 2010 and December 31, 2009, property and equipment consisted of the following:

	Estimated	June 30,	December 31,
	Useful Life	2010	2009
	(In years)	(Unaudited)	(Audited)

Office equipment and furniture	3-7	$385,311	$356,950
Autos and trucks	5	276,611	294,554
Manufacturing equipment	2-10	728,339	637,910
Building	5-20	1,541,644	1,528,404
Less: Accumulated depreciation		(871,412)	(760,060)
Property and equipment, net		$2,060,493	$2,057,758

For the six months ended June 30, 2010 and 2009, depreciation expenses amounted to approximately $125,000 and $175,000, respectively. For the three months ended June 30, 2010 and 2009, depreciation expenses amounted to approximately $68,000 and $124,000, respectively.

NOTE 4 - INTANGIBLE ASSETS

At June 30, 2010, intangible assets consisted of customers lists arising from the acquisition of Likang Biological, amortizing over 5 years. Net intangible assets as of June 30, 2010 totaled $462,283.  Amortization expense for the six months ended June 30, 2010 and 2009 was $51,365 and $0, respectively. Amortization expense for the three months ended June 30, 2010 and 2009 was $25,683 and $0, respectively.  Annual amortization expense for the next five years from June 30, 2010 is expected to be: $102,730, $102,730, $102,730, $102,730, and $51,363.

NOTE 5 - DEPOSITS

Deposits represented prepaid application fee of $562,517 for acquiring the land use right and $544,000 deposit for purchasing an acquisition target in China.

NOTE 6 – LOANS PAYABLE

Loans payable consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
Loans from Shanghai Rural Commercial Bank, Dachang Branch due on June 16, 2010 with interest rate at 6.90% per annum, Guaranteed by Shanhai Group (RMB 2,600,000)	$-	$380,774
Loans from Shanghai Rural Commercial Bank, Dachang Branch due on January 4, 2011 with interest rate 5.31% per annum. Guaranteed by Shanhai Group and Mr. Bian, Chairman of the Company(RMB 2,500,000)	368,140	-
Loans from Shanghai Rural Commercial Bank, Dachang Branch due on March 15, 2011 with interest rate 5.31% per annum. Guaranteed by Shanhai Group and Mr. Bian, Chairman of the Company (RMB 4,900,000)	721,554	-

	$1,089,694	$380,774

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

For the six months ended June 30, 2010 and 2009, the Company recorded net revenues of $1,440,292 and $1,834,329 to ZhongYou, respectively. For the three months ended June 30, 2010 and 2009, the sales to Zhongyou were approximately $266,000 and $980,000, respectively. At June 30, 2010 and December 31, 2009, accounts receivables from sales to ZhongYou were $2,946,426 and $3,322,044, respectively.

Shanghai Ajiao Shiye Co. Ltd. owns 100% of Shanghai Jiuqing Pharmaceuticals Company, Ltd (“Shanghai Jiuqing”). Xuelian Bian is a 60% shareholder of Shanghai Ajiao Shiye Co. Ltd. For the six months ended June 30, 2010 and 2009, the Company recorded net revenues of $1,483 and $4,380 to Shanghai Jiuqing, respectively. For the three months ended June 30, 2010 and 2009, the company recorded net revenue of approximately $500 and $300, respectively. At June 30, 2010 and December 31, 2009, accounts receivable from sales to Shanghai Jiuqing were $86,622 and $85,451, respectively.  As of June 30, 2010, accounts receivable from sales to other related parties was $3,073,407.

As of June 30, 2010, the Company owed its management $54,000, and other related parties of $206,296.  As of December 31, 2009, the Company owed its management $54,000, Zhongyou $175,520, and other related parties of $289,111.

NOTE 8 – TAXES PAYABLE

Taxes payable consisted of the following at June 30, 2010 and December 31, 2009, respectively:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Income tax payable	$95,726	$136,823
Value added tax payable	51,067	114,720
Other taxes payable	3,256	6,281
	$150,049	$257,824

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

Linkwell Corp and Linkwell Tech were incorporated in the US and have net operating losses (NOL) for income tax purposes.  Linkwell Corp and Linkwell Tech had net operating loss carry forwards for income taxes of approximately $2,079,000 at June 30, 2010 which may be available to reduce future years’ taxable income as NOL’s can be carried forward up to 20 years from the year the loss is incurred. Under IRC section 382, certain of these loss carryforward amounts may be limited due to the more than 50% change in ownership which took place during 2004. Management believes the realization of benefits from these losses are uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% valuation allowance has been provided on the deferred tax asset of approximately $793,000.

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

Common Welfare Fund

The common welfare fund is a voluntary fund that provides that the Company can elect to transfer 5% to 10% of its net income to this fund. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.  The Company did not make any reserve to this fund during the six months ended June 30, 2010 and 2009.

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

On July 1, 2009, the Company entered into a two year agreement with First Trust. In connection with this agreement, the Company issued 1,800,000 shares of Common Stock valued at $0.09 per share to First Trust and recorded $162,000 as deferred compensation. The Company had accumulated amortization of $81,000 for stock-based compensation as of June 30, 2010. This agreement has a penalty to the stock recipient for non-compliance to its terms.

On August 1, 2009, the Company entered into a two year agreement with Shanghai Hai Mai Law Firm. In connection with this agreement, the Company issued 2,350,000 shares of Common Stock valued at $0.10 per share to Shanghai Hai Mai Law Firm and recorded $235,000 as deferred compensation. The Company had accumulated amortization of $107,708 for stock-based compensation as of June 30, 2010. This agreement has a penalty to the stock recipient for non-compliance to its terms.

On December 30, 2009, the Company issued 4,000,000 shares of common stock for acquiring an acquisition target in China for $544,000 accounted for as a deposit as of December 31, 2009. The Company is in the process of closing the acquisition, which is contingent upon receiving governmental approval of the acquisition

On December 30, 2009, the Company issued 500,000 shares of common stock for paying the stock consideration portion of the acquisition price for Likang Biological.

Common Stock Warrants

During the six and three months ended June 30, 2010 and 2009, there were no warrants granted or exercised.

The following table summarizes the Company's warrants outstanding at June 30, 2010:

		Warrants Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted Average
Exercise	of	Remaining	Exercise
Price	Warrants	Exercise Life	Price
$0.20	15,766,665	0.50	$0.20
$0.30	15,000,000	0.50	$0.30
	30,766,665

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

The following unaudited pro forma consolidated results of operations of the Company for the six months ended June 30, 2009, presenting the operations of the Company and Likang Biological as if the acquisition of Likang Biological occurred on January 1, 2009.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

For the Six Months Ended June 30,
2009
Net revenue	$6,375,020
Cost of revenue	2,574,614
Gross profit	3,800,406
Selling expense	923,566
General & administrative expense	1,091,615
Total operating expenses	2,015,181
Income from operations	1,785,225
Non-operating income, net	165,646
Income before income tax	1,950,871
Income tax expense	299,165
Net income including noncontrolling interest	1,651,706
Less: noncontrolling interest	174,873
Net income attributable to Linkwell Corp	$1,476,833

NOTE 14 – CONTINGENCY

The Company is a defendant in a lawsuit filed in November 2009 in the Supreme Court of the State of New York, County of New York, by two warrant holders of the Company, seeking damages of as at least $800,000.  As of August 11, 2010, the Company is vigorously defending its position in this litigation matter and has not made for a provision with regards to this lawsuit in the event of an unfavorable outcome. The Company has filed a motion to dismiss the complaint and proceedings relating to the motion to dismiss are ongoing.

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

 NOTE 16 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date of June 30, 2010. The Company has reported all required subsequent events.

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

RESULTS OF OPERATIONS

The table below sets forth the results of operations for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 accompanied by the percentage of changes.

	June 30, 2010		June 30, 2009
	$	% of Sales	$	% of Sales
Net Revenues
Non-related companies	$4,423,073	75.4%	$4,195,296	65.8%
Related companies	1,441,775	24.6%	2,179,724	34.2%

Total Net Revenue	5,864,848	100%	6,375,020	100%

Cost of Sales	2,993,896	51.0%	2,574,614	40.4%

Gross Profit	2,870,952	49.0%	3,800,406	59.6%

Selling Expense	690,883	11.8%	923,566	14.5%

General and Administrative	1,582,126	27.0%	1,071,897	16.8%

Total Operating Expenses	2,273,009	38.8%	1,995,463	31.3%

Income from Operations	597,943	10.2%	1,804,943	28.3%

Other Income (Expenses), net	(10,114)	(0.2)%	165,573	2.6%

Income tax expense	(142,885)	(2.4)%	(299,165)	(4.7)%

Net Income including non-controlling interest	444,944	7.6%	1,671,351	26.2%

Less: net income attributable non-controlling interest	(60,178)	(1.0)%	(176,838)	(2.8)%

Net Income attributable to Linkwell Corp	384,766	6.6%	1,494,513	23.4%

NET REVENUES

Net revenues for the six months ended June 30, 2010 were $5,864,848 as compared to net revenues of $6,375,020 for the same period in 2009, a decrease of $510,172 or approximately 8.0%. This decrease in revenues was due to decreased sales on certain low-end and old products; and temporary limitations on the sales due to inspection and replacement of product certificates with the authority. In addition, we are improving and upgrading our manufacturing workshop which resulted in less production and sales in the first quarter of 2010, however, we expect increased production at lower cost and with greater efficiency once the upgrading of manufacturing workshop is completed.  Of our total net revenue for the six months ended June 30, 2010, $1,441,775 or approximately 24.6% were attributable to related parties as compared to net revenue of $2,179,724, or approximately 34.2% in the same period of 2009.

COST OF SALES

Cost of sales includes raw materials and manufacturing costs, which includes labor, rent and an allocated portion of overhead expenses, such as utilities, directly related to product production. For the six months ended June 30, 2010, cost of revenues amounted to $2,993,896 or approximately 51.0% of net revenues as compared to cost of revenues of $2,574,614, or approximately 40.4% of net revenues in the same period of 2009.   The increase in cost of revenue as a percentage of revenue was mainly due to increased price of raw material and labor costs resulting from an overall price inflation in China compared to the same period of 2009.

GROSS PROFIT

Gross profit for the six months ended June 30, 2010 was $2,870,952, or approximately 49.0% of net revenues, as compared to $3,800,406, or approximately 59.6% of revenues for the same period in 2009. The decrease in gross profit margin was mainly due to the increase of cost of revenue as a percentage of revenue.

OPERATING EXPENSES

Total operating expenses consisted of selling, general and administrative expenses; for the six months ended June 30, 2010, total operating expenses were $2,273,009, an increase of $277,546, or approximately 13.9%, from total operating expenses of $1,995,463 for the same period in 2009. The increase in operating expenses was mainly due to increased payroll, consulting fee, and research and development expenses for new products and technology.

NONCONTROLLING INTEREST

On February 15, 2008, we entered into a stock purchase agreement with Ecolab, pursuant to which Ecolab purchased and Linkwell Tech sold 888,889 of its shares, or 10% of the issued and outstanding capital stock of Linkwell Tech, for a total of $2,000,000. On March 28, 2008 and June 4, 2008, Linkwell Tech received $200,000 and $1,388,559, respectively, from Ecolab. Including a $400,000 loan that Ecolab released to Linkwell Tech and accrued interest of $11,441, Linkwell Tech received a total of $2,000,000 from Ecolab. On May 31, 2008, the Company, Linkwell Tech and Ecolab entered into a Linkwell Tech Group Inc. Stockholders Agreement, whereby both the Company and Ecolab are subject to, and are the beneficiaries of, certain pre-emptive rights, transfer restrictions and take along rights relating to the shares of Linkwell Tech that the Company and Ecolab each hold. As of May 31, 2008, the principal and accrued interest of $11,441 on the short-term $400,000 loan became part of Ecolab’s investment and no longer needed to be repaid. After this transaction, Ecolab became the 10% minority interest holder of Linkwell Tech. For the six months ended June 30, 2010, we had a minority interest expense of $60,178 as compared to $176,838 for the same period in 2009.

NET INCOME

Our net income for the six months ended June 30, 2010 was $384,766 compared to $1,494,513 for the same period in 2009, a decrease of $1,109,747 or 74.3%.  Net income as a percentage of revenue was 6.6% for the six months ended June 30, 2010, while it was 23.4% for the same period in 2009. This decrease in net income was attributable to decreased sales and increased cost of sales, increased general and administrative expenses for the period ended June 30, 2010.

The table below sets forth the results of operations for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 accompanied by the percentage of changes.

	June 30, 2010		June 30, 2009
	$	% of Sales	$	% of Sales
Net Revenues
Non-related companies	$2,574,186	90.6%	$1,837,274	65.1%
Related companies	266,773	9.4%	986,670	34.9%

Total Net Revenue	2,840,959	100%	2,823,944	100%

Cost of Sales	1,442,850	50.8%	536,986	19.0%

Gross Profit	1,398,109	49.2%	2,286,958	81.0%

Selling Expense	334,913	11.8%	457,277	16.2%

General and Administrative	713,955	25.1%	564,434	20.0%

Total Operating Expenses	1,048,868	36.9%	1,021,711	36.2%

Income from Operations	349,241	12.3%	1,265,247	44.8%

Other Income (Expenses), net	3,479	0.1%	105,345	3.7%

Income tax expense	(74,253)	(2.6)%	(202,320)	(7.2)%

Net Income including non-controlling interest	278,467	9.8%	1,168,272	41.4%

Less: net income attributable non-controlling interest	(32,818)	(1.2)%	(118,001)	(4.2)%

Net Income attributable to Linkwell Corp	245,649	8.6%	1,050,271	37.2%

NET REVENUES

Net revenues for the three months ended June 30, 2010 were $2,840,959 as compared to net revenues of $2,823,944 for the same period in 2009, a slight increase of $17,015 or approximately 0.6%. This increase in revenues was due to our effort on developing new customer’s base despite the temporary limitation on sales due to the inspection and replacement of product certificates with authority.  Of our total net revenue for the three months ended June 30, 2010, $266,773 or approximately 9.4% were attributable to related parties as compared to net revenue of $986,670, or approximately 34.9% in the same period of 2009.

COST OF SALES

Cost of sales includes raw materials and manufacturing costs, which includes labor, rent and an allocated portion of overhead expenses, such as utilities, directly related to product production. For the three months ended June 30, 2010, cost of revenues amounted to $1,442,850 or approximately 50.8% of net revenues as compared to cost of revenues of $536,986, or approximately 19.0% of net revenues in the same period of 2009.  The increase in cost of revenue as a percentage of revenue was mainly due to increased price of raw material and labor costs resulting from an overall price inflation in China as compared to the same period of 2009.

GROSS PROFIT

Gross profit for the three months ended June 30, 2010 was $1,398,109, or approximately 49.2% of net revenues, as compared to $2,286,958, or approximately 81.0% of revenues for the same period in 2009. The decrease in gross profit margin was mainly due to the increase of cost of revenue as a percentage of revenue.

OPERATING EXPENSES

Total operating expenses consisted of selling, general and administrative expenses; for the three months ended June 30, 2010, total operating expenses were $1,048,868, an increase of $27,157, or approximately 2.7%, from total operating expenses of $1,021,711 for the same period in 2009. The increase in operating expenses was mainly due to increased payroll, consulting fees, and research and development expenses.

NONCONTROLLING INTEREST

On February 15, 2008, we entered into a stock purchase agreement with Ecolab, pursuant to which Ecolab purchased and Linkwell Tech sold 888,889 of its shares, or 10% of the issued and outstanding capital stock of Linkwell Tech, for a total of $2,000,000. On March 28, 2008 and June 4, 2008, Linkwell Tech received $200,000 and $1,388,559, respectively, from Ecolab. Including a $400,000 loan that Ecolab released to Linkwell Tech and accrued interest of $11,441, Linkwell Tech received a total of $2,000,000 from Ecolab. On May 31, 2008, the Company, Linkwell Tech and Ecolab entered into a Linkwell Tech Group Inc. Stockholders Agreement, whereby both the Company and Ecolab are subject to, and are the beneficiaries of, certain pre-emptive rights, transfer restrictions and take along rights relating to the shares of Linkwell Tech that the Company and Ecolab each hold. As of May 31, 2008, the principal and accrued interest of $11,441 on the short-term $400,000 loan became part of Ecolab’s investment and no longer needed to be repaid. After this transaction, Ecolab became the 10% minority interest holder of Linkwell Tech. For the three months ended June 30, 2010, we had a minority interest expense of $32,818 as compared to $118,001 for the same period in 2009.

NET INCOME

Our net income for the three months ended June 30, 2010 was $245,649 compared to $1,050,271 for the same period in 2009, a decrease of $804,622 or 76.6%.  Net income as a percentage of revenue was 8.6% for the three months ended June 30, 2010, while it was 37.2% for the same period in 2009. This decrease in net income was attributable to increased cost of sales, increased general and administrative expenses for the three months ended June 30, 2010 compared to the same period of 2009.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying financial statements, our working capital increased $621,270, or approximately 5.1% increase from $12,106,651 on December 31, 2009 to $12,727,921 on June 30, 2010. With the expansion of our businesses, we anticipate the need to utilize our capital resources in the near future. In addition to our working capital, we intend to obtain required capital through a combination of bank loans and the sale of our equity securities. Although we are not party to any commitments or agreements at this time to provide us with additional bank financing or to sell our securities, we are optimistic that we will be able to obtain additional capital resources to fund our business expansions.

We currently have no material commitments for capital expenditures. At June 30, 2010, we had a total of $1,089,694 in outstanding short term loans, which will mature in 2011. Other than our working capital and loans, we presently have no other alternative capital resources available to us. We plan to build additional product lines and upgrade our manufacturing facilities in order to expand our production capacity and improve the quality of our products. Based on our preliminary estimates, upgrades and expansion will require additional capital of approximately $1 million.

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

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2010 and 2009:

	2010	2009
Cash provided by (used in):
Operating Activities	$131,491	$(888,861)
Investing Activities	(160,211)	(630,190)
Financing Activities	447,515	1,166,523

NET CASH FROM OPERATING ACTIVITES

Net cash provided by operating activities for the six months ended June 30, 2010 was $131,491, as compared to net cash used $888,861 for the same period of 2009, an increase of $1,020,352. The increase in cash inflow in the six months ended June 30, 2010 was mainly a result of increased account payables outstanding and accrued liabilities, and payment received from accounts receivables for non-related party sales as compared to same period of 2009.

NET CASH FROM INVESTING ACTIVITIES

Net cash used in investing activities for the three months ended June 30, 2010 was $160,211 as compared to net cash used in investing activities of $630,190 for the same period in 2009, a decrease of $469,979. Cash used in investing activities during the six months ended June 30, 2010 mainly consisted of payments of $117,575 for purchase of equipment and $42,636 on construction in progress.

NET CASH FROM FINANCING ACTIVITIES:

Net cash provided by financing activities was $447,515 for the six months ended June 30, 2010 as compared to net cash provided by financing activities of $1,166,523 in the same period of 2009. This was primarily a result of a $255,761 decrease in cash due to related parties, and $703,275 proceeds from short-term loans, while in the same period of 2009 we had $902,438 in cash inflow from quick advance from related parties and $264,085 decrease in cash due from related parties as a payment received from the sales made to them.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

On February 25, 2010, the FASB issued ASU No. 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on January 1, 2011.

In April 2010, the FASB issued an authoritative pronouncement on effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity's functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The pronouncement clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition, and therefore should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement is for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected companies will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This amendment is not expected to have a material impact on the Company’s financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2010, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer who also serves as our principal financial and accounting officer, to allow timely decisions regarding required disclosure.

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

All of our employees and accounting staff are located in the PRC and we do not presently have a Chief Financial Officer, comptroller or similarly titled senior financial officer who is bilingual and experienced in the application of U.S. GAAP. Currently, we are searching for an appropriate candidate who can fill such a position; however, we are unable to predict when such a person will be hired. We have also begun providing additional training to our accounting staff in the application of U.S. GAAP. As a result, our management believes that a deficiency in our internal controls continues to exist. Based upon historical accounting errors and lack of a Chief Financial Officer and sufficiently trained accounting staff, our management has determined that there is a deficiency in our internal controls over financial reporting and that our disclosure controls and procedures were ineffective at June 30, 2010. Until we expand our staff to include a bilingual senior financial officer who has the requisite experience necessary, as well as supplement the accounting knowledge of our staff, it is likely that we will continue to have material weaknesses in our disclosure controls.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Please see the disclosure included in NOTE 14, “CONTINGENCY” in the notes to our financial statements included in Part I, Item 1 to this Form 10-Q.

ITEM 6. EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
2.1	Stock Purchase Agreement between HBOA.Com, Inc., Philip J. Davis and John C. Lee dated November 17, 1999 (1)

2.2	Amendment No. 1 to the Stock Purchase Agreement between HBOA.Com, Inc., Phillip J. Davis and John C. Lee dated December 28, 1999 (1)

2.3	Stock Exchange Agreement dated May 2, 2005 by and among Kirshner Entertainment & Technologies, Inc., Gary Verdier, Linkwell Tech Group, Inc. and the shareholders of Linkwell (2)

3.1	Articles of Incorporation (3)

3.2	Articles of Amendment to Articles of Incorporation (4)

3.3	Articles of Amendment to Articles of Incorporation (5)

3.4	Articles of Amendment to Articles of Incorporation (6)

3.5	Articles of Amendment to the Articles of Incorporation (11)

3.6	Bylaws (3)

3.7	Articles of Amendment to the Articles of Incorporation (12)

4.1	Form of common stock purchase warrant (7)

4.2	Form of Class A and Class B Common Stock Purchase Warrants (11)

10.1	HBOA Holdings, Inc. - Year 2000 Equity Compensation Plan (8)

10.2	HBOA Holdings, Inc. - Non Qualified Stock Option Plan (9)

10.3	Linkwell Corporation 2005 Equity Compensation Plan (10)

10.3(a)	Linkwell Corporation 2005 Equity Compensation Plan (25)

10.4	Consulting and Management Agreement dated August 24, 2005 between Linkwell Corporation and China Direct Investments, Inc. (20)

10.5	Form of Subscription Agreement for $1,500,000 unit offering (11)

10.6	Form of agreement between Shanghai LiKang Disinfectant High-Tech Company, Limited and its customers (12)

10.7	Form of agreement between Shanghai LiKang Disinfectant High-Tech Company, Limited and its suppliers (12)

10.8	Sales Agreement dated as of January 1, 2005 between Shanghai LiKang Disinfectant High-Tech Co., Ltd. and Shanghai LiKang Meirui Pharmaceutical High-Tech Co., Ltd. (20)

10.9	Lease Agreement effective January 1, 2005 between Shanghai LiKang Disinfectant High-Tech Co., Ltd. and Shanghai Shanhai Group for principal executive offices (20)

10.10	Lease Agreement effective January 1, 2002 between Shanghai LiKang Pharmaceuticals Co., Ltd. and Shanghai LiKang Disinfectant High-Tech Co. Ltd. (20)

10.11	Lease Agreement effective January 1, 2005 between Shanghai Jinshan Zhuhang Plastic Lamp Factory, Ltd. and Shanghai LiKang Disinfectant High-Tech Co. Ltd. (20)

10.12	Manufacturing Agreement dated as of January 1, 2005 between Shanghai LiKang Disinfectant High-Tech Co., Ltd. and Shanghai LiKang Meirui Pharmaceutical High-Tech Co., Ltd. (20)

10.13	Stock Purchase Agreement effective February 6, 2006 between Linkwell Corporation, Aerisys Incorporated and Gary Verdier (13)

10.14	Transfer Agreement dated August 5, 2005 between Shanghai LiKang Disinfectant High-Tech Company, Limited, Shanghai LiKang Pharmaceuticals Technology Company and Xuelian Bian (20)

10.15	Contract Management Agreement dated January 1, 2005 between Shanghai Shanhai Group and Shanghai LiKang Disinfectant High-Tech Co., Ltd. (20)

10.16	Lease Agreement dated December 15, 2004 between Shanghai Shanhai Group and Shanghai LiKang Disinfectant High-Tech Co., Ltd. (20)

10.17	Lease Agreement dated August 11, 2005 between Shanghai Henglain Industrial Co., Ltd. and Shanghai LiKang Disinfectant High-Tech Co., Ltd. (20)

10.18	Lease Agreement dated September 16, 2005 between Shanghai Henglain Industrial Co., Ltd. and Shanghai LiKang Disinfectant High-Tech Co., Ltd. (20)

10.19	Disinfection Education Center Agreement dated May 25, 2006 between Shanghai LiKang Disinfectant High-Tech Co., Ltd. and China Pest Infestation Control and Sanitation Association (20)

10.20	Agreement between Linkwell Corporation and China Direct Investments, Inc. (21)

10.21	Stock Purchase Agreement, dated April 6, 2007, by and among the Company, Linkwell Tech, Xuelian Bian and LiKang Pharmaceutical (22)

10.21(a)	Amendment to Stock Purchase Agreement, dated March 25, 2008 by and among the Company, Linkwell Tech, Xuelian Bian and LiKang Pharmaceutical (23)

10.22	Stock Purchase Agreement, dated April 6, 2007, by and among the Company, Linkwell Tech, Xuelian Bian and LiKang Pharmaceutical (22)

10.22(a)	Amendment to Stock Purchase Agreement, dated March 25, 2008, by and among the Company, Linkwell Tech and Shanghai Shanhai (23)

10.23	Loan agreement between LiKang Disinfectant and LiKang Biological, as translated, dated January 2, 2007 (24)

10.24	Consulting agreement dated September 8, 2006 between Linkwell Corp and Zhiyan Shi (24)

10.25	Stock Purchase Agreement dated February 15, 2008, among Linkwell Corporation, Linkwell Tech Group, Inc., and Ecolab Inc. (25)

10.26	Linkwell Tech Group, Inc. Stockholders Agreement, dated May 30, 2008, by and among Linkwell Tech Group, Inc., Linkwell Corp. and Ecolab Inc. (26)

10.27	Registration Rights Agreement, dated May 30, 2008, by and among Ecolab Inc. and Linkwell Corp. (26)

10.28	Stock Purchase Agreement dated May 29, 2008, by and between Shanghai Likang Disinfectant Hi-Tech Co., Ltd, and Hong Kong Linkwell International Trading Company (27)

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

14.1	Code of Business Conduct and Ethics (20)

21.1	Subsidiaries of the small business issuer (31)

31.1	Section 302 Certificate of Chief Executive Officer*

31.2	Section 302 Certificate of Principal Financial and Accounting Officer *

32.1	Section 906 Certificate of Chief Executive Officer and Principal Financial Officer *

* filed herewith

(1)	Incorporated by reference to the Form 10-SB as filed on June 17, 1999.
(2)	Incorporated by reference to the Report on Form 8-K as filed on December 3, 1999.
(3)	Incorporated by reference to the Report on Form 8-K as filed on December 8, 1999.
(4)	Incorporated by reference to the Report on Form 8-K as filed on December 27, 2001.
(5)	Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(6)	Incorporated by reference to the Report on Form 8-K as filed on March 17, 2005.
(7)	Incorporated by reference to the Report on Form 8-K as filed on April 15, 2005.
(8)	Incorporated by reference to the Report on Form 8-K as filed on January 31, 2002.
(9)	Incorporated by reference to the Report on Form 8-K as filed on February 1, 2005.
(10)	Incorporated by reference to the Report on Form 8-K as filed on August 17, 2006.
(11)	Incorporated by reference to the Report on Form 8-K as filed on August 22, 2006.
(12)	Incorporated by reference to the Report on Form 8-K as filed on September 15, 2006.
(13)	Incorporated by reference to the Report on Form 8-K as filed on October 14, 2006.
(14)	Incorporated by reference to the Report on Form 8-K as filed on October 27, 2006.
(15)	Incorporated by reference to the Report on Form 8-K as filed on October 27, 2006.
(16)	Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-138297 as filed on October 30, 2006.
(17)	Incorporated by reference to the registration statement on Form SB-2, SEC File No. 333-139752, as amended, as initially filed on December 29, 2006.
(18)	Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-125871, as filed on June 16, 2005.

(19)	Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-121963, as filed on January 11, 2005.
(20)	Incorporated by reference to the registration statement on Form SB-2, SEC File No. 333-131666, as amended, as initially filed on February 8, 2006.
(21)	Incorporated by reference to the by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.
(22)	Incorporated by reference to the Report on Form 8-K as filed on April 14, 2007.
(23)	Incorporated by reference to the Report on Form 8-K as filed on March 28, 2008.
(24)	Incorporated by reference to the by reference to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.
(25)	Incorporated by reference to the Annual Report on Form 10-KSB as filed on April 15, 2008
(26)	Incorporated by reference to the Report on Form 8-K as filed on June 5, 2008.
(27)	Incorporated by reference to the by reference to the Quarterly Report on Form 10-QSB for the quarter ended August 26, 2008.
(28)	Incorporated by reference to the Report on Form 8-K as filed on March 10, 2009.
(29)	Incorporated by reference to the Report on Form 8-K as filed on December 28, 2009.
(30)	Incorporated by reference to the Report on Form 8-K/A as filed on March 4, 2010.
(31)	Incorporated by reference to the Annual Report on Form 10-K as filed on April 15, 2010.

LINKWELL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Linkwell Corporation

Date: August 16, 2010	By: /s/ Xuelian Bian
Xuelian Bian,
Chief Executive Officer
President and Principal
Executive Officer