Form 10-Q
period 2010-09-30
Linkwell CORP
filed 2010-11-15
CIK 1042463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 15, 2010, there were 86,605,475 shares of our common stock issued and outstanding.

LINKWELL CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	27

Item 4.	Controls and Procedures.	36

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	37

Item 6.	Exhibits.	37

Signature		38

 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

“Meirui” refers to Shanghai LiKang Meirui Pharmaceuticals High-Tech Co., Ltd., a company of which Shanhai is a majority shareholder; and

“ZhongYou” refers to Shanghai ZhongYou Pharmaceutical High-Tech Co., Ltd., a company owned by Shanghai Jiuqing Pharmaceuticals Company, Ltd., whose 65% owner is Shanghai Ajiao Shiye Co. Ltd. Our Chairman and Chief Executive Officer Xuelian Bian is a 60% shareholder of Shanghai Ajiao Shiye Co. Ltd.

The People's Republic of China is herein referred to as China or the PRC.

The information which appears on our web site at www.linkwell.us is not part of this report.

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2010	DECEMBER 31, 2009
	(UNAUDITED)	(AUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalent	$2,677,553	$2,144,360
Accounts receivable, net	3,882,666	4,033,718
Accounts receivable - related parties, net	5,404,480	3,436,280
Due from related party	1,689,991	2,362,088
Other receivables	1,146,813	254,166
Inventories, net	2,231,252	2,055,986
Prepaid expenses and other current assets	266,687	263,643
Deposits	1,143,059	1,103,445

Total current assets	18,442,501	15,653,686

NON-CURRENT ASSETS
Property, plant and equipment, net	2,076,267	2,057,758
Construction in progress	48,649	-
Intangible assets	436,600	513,648

Total non-current assets	2,561,516	2,571,406

TOTAL ASSETS	$21,004,017	$18,225,092

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loans payable	$1,492,292	$380,774
Accounts payable and accrued expenses	2,702,047	2,092,995
Advances from customers	144,834	142,138
Taxes payable	282,376	257,824
Other payables	36,078	154,673
Due to related parties	235,243	518,631

Total current liabilities	4,892,870	3,547,035

Put option liability	2,400,000	2,400,000

Total liability	7,292,870	5,947,035

COMMITMENT AND CONTIGENCY

STOCKHOLDERS' EQUITY
Preferred Stock (No par value; 10,000,000 authorized, no shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	-	-
Common Stock ($.0005 par value, 150,000,000 authorized, 86,605,475 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	43,303	43,303
Additional paid-in capital	7,474,020	7,474,020
Statutory surplus reserve	802,749	802,749
Retained earnings	4,165,102	3,250,115
Deferred compensation	(158,667)	(307,541)
Accumulated other comprehensive income	883,604	633,970

Total company stockholders' equity	13,210,111	11,896,616

NONCONTROLLING INTEREST	501,036	381,441

TOTAL EQUITY	13,711,147	12,278,057

TOTAL LIABILITIES AND EQUITY	$21,004,017	$18,225,092

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
NET SALES
Non-related companies	$4,776,102	$7,125,602	$1,734,770	$2,930,306
Related companies	4,659,090	3,325,863	1,835,574	1,146,139
Total Net Sales	9,435,192	10,451,465	3,570,344	4,076,445

COST OF SALES
Non-related companies	(2,460,885)	(3,051,232)	(907,428)	(1,366,350)
Related companies	(2,400,595)	(1,424,157)	(960,156)	(534,425)
Total Cost of Sales	(4,861,480)	(4,475,389)	(1,867,584)	(1,900,775)

GROSS PROFIT	4,573,712	5,976,076	1,702,760	2,175,670

OPERATING EXPENSES
Selling expenses	977,336	977,365	286,453	53,799
General and administrative	2,306,356	2,203,113	724,230	1,131,216
Total Operating Expenses	3,283,692	3,180,478	1,010,683	1,185,015

INCOME FROM OPERATIONS	1,290,020	2,795,598	692,077	990,655

OTHER INCOME (EXPENSES)
Other income	47,715	16,664	21,126	407
Put option expenses	-	288,386	-	111,548
Interest income	133	3,415	(31)	1,199
Interest expense	(61,910)	(42,838)	(25,043)	(13,100)
Total Other Income (Expenses), net	(14,062)	265,627	(3,948)	100,054

INCOME BEFORE INCOME TAX	1,275,958	3,061,225	688,129	1,090,709

INCOME TAX EXPENSE	(241,376)	(459,953)	(98,491)	(160,788)

NET INCOME INCLUDING NONCONTROLLING INTEREST	1,034,582	2,601,272	589,638	929,921

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(119,596)	(288,386)	(59,418)	(111,548)

NET INCOME ATTRIBUTABLE TO LINKWELL CORP	914,986	2,312,886	530,220	818,373

OTHER COMPREHENSIVE INCOME
Foreign currency translation	249,634	-	178,336	-

COMPREHENSIVE INCOME	$1,164,620	$2,312,886	$708,556	$818,373

BASIC AND DILUTED INCOME PER COMMON SHARE
Basic earnings per shares from continuing operation	$0.01	$0.03	$0.01	$0.01
Diluted earnings per shares from continuing operation	$0.01	$0.03	$0.01	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	86,605,475	79,076,063	86,605,475	81,304,926
Diluted	86,605,475	79,076,063	86,605,475	81,460,073

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$1,034,582	$2,601,272
Adjustments to reconcile income including noncontrolling
Interest to net cash provided by (used in) operating activities:
Derivative liabilities	-	(288,386)
Deferred compensation	148,875	-
Depreciation and amortization	268,242	136,401
Allowance for doubtful accounts	-	14,692
Allowance for doubtful accounts-related party	-	914
Loss from disposal of fixed assets	1,092	(161,114)
Increase(decrease) in current assets
Accounts receivable	224,027	(1,155,496)
Accounts receivable - related party	(1,968,200)	972,990
Other receivables	(874,484)	(416,289)
Inventories	(134,157)	502,928
Deposits, prepaid expenses and other current assets	(23,057)	(316,887)
Increase(decrease) in current liabilities
Accounts payable, accrued expenses and other payables	441,197	(1,863,940)
Advances from customers	-	139,073
Taxes payable	19,357	115,154

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(862,526)	281,312

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from acquisition of Likang Biological	-	145,517
Construction in progress	(47,894)	-
Purchase of property, plant and equipment	(171,874)	(877,514)

NET CASH USED IN INVESTING ACTIVITIES	(219,768)	(731,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in due to related parties	(199,484)	288,218
Decrease in due from related parties	680,062	241,829
Repayment of short-term loans	(381,971)
Proceeds from loans payable	1,469,135	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,567,742	530,047

EFFECT OF EXCHANGE RATE ON CASH	47,745	139,722

NET INCREASE IN CASH AND CASH EQUIVALENTS	533,193	219,084

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,144,360	2,072,687

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,677,553	$2,291,771

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$31,806	$42,838
Income taxes	$262,552	$425,145

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Linkwell Corporation (formerly Kirshner Entertainment & Technologies, Inc.) (the “Company”) was incorporated in the State of Colorado on December 11, 1996. On May 31, 2000, the Company acquired 100% of HBOA.com, Inc. On December 28, 2000, the Company formed a new subsidiary, Aerisys Incorporated (“Aerisys”), a Florida corporation, to handle commercial private business. In June 2003, the Company formed its entertainment division and changed its name to reflect this new division. Effective as of March 31, 2003, the Company discontinued its entertainment division and its technology division, except for the Aerisys operations that continue on a limited basis.

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

Linkwell Tech was founded on June 22, 2004, as a Florida corporation. On June 30, 2004, Linkwell Tech acquired 90% of Shanghai LiKang Disinfectant High-Tech Company, Ltd. (“LiKang Disinfectant”), a PRC company, through a stock exchange. This transaction resulted in the formation of a U.S. holding company by the shareholders of LiKang Disinfectant as it did not result in a change in the underlying ownership interest of LiKang Disinfectant. LiKang Disinfectant is a science and technology enterprise founded in 1988. LiKang Disinfectant is involved in the development, production, marketing and sale, and distribution of disinfectant health care products.

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

On April 6, 2007, the Company’s subsidiary, Linkwell Tech, entered into two material stock purchase agreements as follows:

i) Linkwell Tech entered into an agreement (the “Biological Stock Purchase Agreement”) to acquire a 100% equity interest in Shanghai LiKang Biological High-Tech Company, Ltd. (“LiKang Biological”), a Chinese company, in a related party transaction with Mr. Xuelian Bian, the Company’s Chief Executive Officer, Mr. Wei Guan, the Company’s Vice-President and Director, and Shanghai Likang Pharmaceuticals Technology Co., Ltd. (“LiKang Pharmaceutical”), a PRC company. Before the Company entered into the Biological Stock Purchase Agreement, Mr. Bian and Mr. Guan owned 90% and 10% of LiKang Pharmaceutical, respectively. Mr. Bian and LiKang Pharmaceutical owned 60% and 40% of LiKang Biological, respectively. Pursuant to the terms of the Biological Stock Purchase Agreement, Mr. Bian and LiKang Pharmaceutical were to receive 1,000,000 shares of Linkwell Corporation’s restricted common stock.

Due to restrictions under PRC law that prohibited the consideration contemplated by the Biological Stock Purchase Agreement, the agreement did not close. As a result, on March 25, 2008, the parties agreed to enter into an amendment to the Biological Stock Purchase Agreement (“Biological Amendment”) in an effort to complete the stock purchase transaction. Pursuant to the terms of the Biological Amendment, the only material change to the Biological Stock Purchase Agreement related to the consideration paid by Linkwell Tech to Xuelian Bian and LiKang Pharmaceutical, which was changed from 1,000,000 shares of the Company’s common stock to 500,000 shares of common stock and $200,000. As of December 31, 2008, the Biological Stock Purchase Agreement was pending and required further approval from the PRC Ministry of Commerce. Due to the time consuming and complicated nature of the approval procedure, the parties agreed to enter into a second amendment to the Biological Stock Purchase Agreement (“Second Amendment”)  in order to complete the purchase transactions timely and properly. Pursuant to the terms of the Second Amendment, the purchaser was changed from Linkwell Tech to LiKang Disinfectant, and, in addition, the consideration changed to RMB 2,000,000, approximately $292,500, and 500,000 shares of common stock. These changes were pertinent because an approval from the Ministry of Commerce in the People’s Republic of China would not be necessary if LiKang Disinfectant acquired 100% of the equity interest in LiKang Biological, as both companies are registered in the PRC. This transaction closed on March 5, 2009. During the quarter ended September 30, 2009, LiKang Disinfectant increased its investment into Likang Biological by injecting RMB 2.5 million cash and RMB 5.5 million in intangible assets (patents).  Likang Biological is mainly engaged in producing the disinfectant concentrate.

ii) Linkwell Tech, which already owned a 90% equity interest in LiKang Disinfectant, entered into an agreement  to purchase the remaining 10% equity interest of LiKang Disinfectant from Shanghai Shanhai Group (“Shanhai”), a non-affiliated Chinese entity (the “Disinfectant Stock Purchase Agreement”). Pursuant to the terms of the Disinfectant Stock Purchase Agreement, Shanhai was to receive 3,000,000 shares of Linkwell Corporation restricted common stock.

Due to restrictions under PRC law that prohibited the consideration then contemplated by the Disinfectant Stock Purchase Agreement, the agreement did not close. As a result of this, on March 25, 2008, the parties agreed to enter into an amendment to the Disinfectant Stock Purchase Agreement (“Disinfectant Amendment”) in an effort to complete the stock purchase transaction. Pursuant to the terms of the Disinfectant Amendment, the only material change to the Disinfectant Stock Purchase Agreement related to the consideration paid by Linkwell Tech to the Shanghai Shanhai Group for the remaining 10% equity interest, which was changed from 3,000,000 shares of Common Stock to 1,500,000 shares of Common Stock for $380,000. Due to the fluctuation of the applicable exchange rate, the cash consideration was increased to $399,057. The other terms of the Disinfectant Stock Purchase Agreement remained in full force and effect.

Linkwell Tech paid $395,800 to the Shanghai Shanhai Group on February 21, 2008 and paid $3,257 on April 18, 2008. A total of 1,500,000 shares were expected to be issued before the end of May 2008. The parties, however, agreed to extend the share issuance date until October 20, 2008. The Company valued the acquisition using the fair value of common shares at $0.19 per share and recorded an investment of $285,000. Including the cash payment of $399,057, the total investment for acquiring 10% equity interest in LiKang Disinfectant was $684,057. The cumulative minority interest of 10% equity interest in LiKang Disinfectant at March 25, 2008 was approximately $557,779. The difference between the total investment and the cumulative minority interest of $126,278 was deducted from retained earnings as dividends to the 10% minority shareholder, Shanghai Shanhai Group. As a result of the closing of the Disinfectant Stock Purchase Agreement, as amended, as of March 25, 2008, our 90% owned subsidiary Linkwell Tech owns 100% of the equity interest in LiKang Disinfectant.

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

On May 31, 2008, LiKang Disinfectant entered into a stock purchase agreement under which it sold 100% of the capital stock of its wholly-owned subsidiary, LiKang International, to Linkwell International Trading Co., Ltd, a company registered in Hong Kong which is 100% owned by Mr. Wei Guan, the Company’s Vice President and Director.  Pursuant to the terms of the agreement, LiKang Disinfectant received $291,754 (RMB 2,000,000) after the agreement was approved by the PRC Ministry of Commerce on March 27, 2008.

The unaudited financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2009 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in US dollars.  All material intercompany transactions and balances have been eliminated in the consolidation.

Certain reclassifications have been made to the prior year to conform to current year’s presentation. The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements of the Company include the accounts of its 90% owned subsidiary, Linkwell Tech, and 100% owned subsidiaries LiKang Disinfectant and Likang Biological. All significant inter-company balances and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in the nine and three months ended September 30, 2010 and 2009 include the allowance for doubtful accounts, stock-based compensation, useful life of property and equipment, inventory reserve and option value.

NON-CONTROLLING INTEREST

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” which established new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case), that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. Losses attributable to the NCI in a subsidiary may exceed the NCI’s interests in the subsidiary’s equity. The excess attributable to the NCI is attributed to those interests. The NCI shall continue to be attributed its share of losses even if that attribution results in a deficit NCI balance.

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

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of September 30, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Cash and Cash Equivalent include short term investments which represent the Company’s investment into two banking products similar to short term Certificates of Deposits with flexibility in redemption. The Company invested $1,492,000 (RMB 10,000,000) in one product with an annualized interest rate of 2.15% on August 10, 2010 that matured on September 16, 2010, and the Company invested $895,300 (RMB 6,000,000) in another product with an annualized interest rate of 2.2% on September 30, 2010 that matured on October 8, 2010.

ACCOUNTS RECEIVABLE

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2010 and December 31, 2009, the Company had established that, based on a review of its third party accounts receivable outstanding balances, allowances for doubtful accounts in the amounts of $485,529 and $476,491, respectively. As of September 30, 2010 and December 31, 2009, the Company had established that, based on a review of its related party accounts receivable outstanding balances, allowances for doubtful accounts in the amounts of $325,255 and $319,200, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method.  The valuation of inventory requires the Company to estimate obsolete or excess inventory based on analysis of future demand for our products. Due to the nature of the Company’s business and our target market, levels of inventory in the distribution channel, changes in demand due to price changes from competitors and introduction of new products are not significant factors when estimating the Company’s excess or obsolete inventory. If inventory costs exceed expected market value due to obsolescence or lack of demand, inventory write-downs may be recorded as deemed necessary by management for the difference between the cost and the market value in the period that impairment is first recognized. As of September 30, 2010 and December 31, 2009, the reserve for obsolete inventory amounted to $0.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, which range from five to twenty years. The cost of repairs and maintenance are expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the income statement in the year of disposition.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, during the nine and three months ended September 30, 2010 and 2009, there were no significant impairment of its long lived assets.

ADVANCES FROM CUSTOMERS

As of September 30, 2010 and December 31, 2009, advances from customers were $144,834 and $142,138, respectively. These advances  consisted of prepayments from third party customers to the Company for merchandise that had not yet been shipped by the Company. The Company will recognize the prepayments as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

The Company adopted the provisions of the Financial Accounting Standards Board's ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (codified in FASB ASC Topic 740). When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.

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

STATEMENT OF CASH FLOWS

In accordance with SFAS No. 95, “Statement of Cash Flows,” codified in FASB ASC Topic 230, cash flows from the Company's operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheets.

CONCENTRATION OF BUSINESS AND CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the U.S. and in China. The majority of the Company’s bank accounts in banks located in the PRC are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S banks. As of September 30, 2010 and December 31, 2009, the Company maintains cash in the U.S., in a financial institution insured by the FDIC that has approximately $13,300 and $142,230, respectively.

Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables are limited due to generally wide distribution of our products and shorter payment terms than customary in the PRC. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. For the nine months ended at September 30, 2010 and 2009, sales to related parties accounted for 18% and 32% of net revenue, respectively. For the three months ended at September 30, 2010 and 2009, sales to related parties accounted for 6% and 28% of net revenue, respectively.

The Company is operating in People’s Republic of China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the U.S. dollar and the RMB.

Payments of dividends may be subject to some restrictions.

FOREIGN CURRENCY TRANSLATION AND COMPREHENSIVE INCOME

The Company primarily operates in the PRC. The financial position and results of operations of the subsidiaries are determined using the local currency (“Renminbi” or “RMB”) as the functional currency.

Translation from RMB into United States dollars (“USD” or “$”) for reporting purposes is performed by translating the results of operations denominated in foreign currency at the weighted average rates of exchange during the reporting periods. Assets and liabilities denominated in foreign currencies at the balance sheet dates are translated at the market rate of exchange in effect at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into USD are reported as a component of accumulated other comprehensive income in shareholders’ equity. The exchange rates used in translation from RMB to USD amount were published by People’s Bank of the People’s Republic of China

	For the periods ended September 30, 2010		For the periods ended September 30, 2009
	three months	nine months	three months	nine months
Balance sheet items, except for the registered and paid-in capital and retained earnings, as of the three and nine months ended September 30, 2010 and 2009	US$1=RMB6.7011	US$1=RMB6.7011	US$1=RMB6.8290	US$1=RMB6.8290

Statements of operations and statements of cash flows for the three and nine months ended September 30, 2010 and 2009	US$1=RMB6.7462	US$1=RMB6.8067	US$1=RMB6.8321	US$1=RMB6.8310

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $304,301 and $304,423 for the nine months ended September 30, 2010 and 2009, respectively. Shipping costs were approximately $92,800 and $157,000, respectively, for the three months ended September 30, 2010 and 2009.

ADVERTISING

Incurred and included advertising expenses include selling expenses. For the nine months ended September 30, 2010 and 2009, advertising expenses amounted to $51,577 and $102,105, respectively. For the three months ended September 30, 2010 and 2009, advertising expenses amounted to approximately $18,300 and $45,900, respectively.

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

RESEARCH AND DEVELOPMENT COST

Research and development costs are expensed as incurred and included in general and administrative expenses. These costs primarily consist of cost of materials used and salaries paid for the development department of the Company and fees paid to third parties. Research and development costs for the nine months ended September 30, 2010 and 2009 were approximately $164,300 and $164,100, respectively. Research and development costs for the three months ended September 30, 2010 and 2009 were approximately $60,800 and $43,900, respectively.

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

In April 2010, the FASB issued an authoritative pronouncement on the effect of denominating the exercise price of a share-based payment award in the currency of the market, in which the underlying equity securities trades and that currency is different from the (1) entity's functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The pronouncement clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition, and therefore should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement is for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected companies will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This amendment is not expected to have a material impact on the Company’s financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated statements.

NOTE 2 – INVENTORIES

A summary of inventories by major category as of September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
	2010 (Unaudited)	2009 (Audited)
Raw materials	$863,738	$870,559
Work-in-process	44,359	2,604
Finished goods	1,323,155	1,182,823
Net inventories	$2,231,252	$2,055,986

NOTE 3 – PROPERTY AND EQUIPMENT

At September 30, 2010 and December 31, 2009, property and equipment consisted of the following:

	Estimated Useful Life (In years)	September 30, 2010	December 31, 2009
		(Unaudited)	(Audited)

Office equipment and furniture	3-7	$393,414	$356,950
Autos and trucks	5	323,647	294,554
Manufacturing equipment	2-10	739,377	637,910
Building	5-20	1,567,228	1,528,404
Subtotal		3,023,666	2,817,818
Less: Accumulated depreciation		(947,399)	(760,060)
Property and equipment, net		$2,076,267	$2,057,758

For the nine months ended September 30, 2010 and 2009, depreciation expenses amounted to approximately $191,195 and $136,400, respectively.

NOTE 4 - INTANGIBLE ASSETS

At September 30, 2010, intangible assets consisted of customers lists arising from the acquisition of Likang Biological, amortizing over 5 years. Net intangible assets as of September 30, 2010 totaled $436,600.  Amortization expenses for the nine months ended September 30, 2010 and 2009 were $77,047 and $0, respectively. Amortization expenses for the three months ended September 30, 2010 and 2009 were $25,682 and $0, respectively.  Annual amortization expenses for the next five years from September 30, 2010 are expected to be: $102,730, $102,730, $102,730, $102,730, and $25,681.

NOTE 5 - DEPOSITS

Deposits mainly represented prepaid application fee of $570,056 for acquiring the land use rights and $544,000 for the deposit of purchasing an acquisition target in China.

NOTE 6 – LOANS PAYABLE

Loans payable consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Loans from Shanghai Rural Commercial Bank, Dachang Branch due on June 16, 2010 with interest rate at 6.90% per annum, Guaranteed by Shanhai Group (RMB 2,600,000)	$-	$380,774
Loans from Shanghai Rural Commercial Bank, Dachang Branch due on January 4, 2011 with interest rate 5.31% per annum. Guaranteed by Shanhai Group and Mr. Bian, Chairman of the Company (RMB 2,500,000)	373,073	-
Loans from Shanghai Rural Commercial Bank, Dachang Branch due on March 15, 2011 with interest rate 5.31% per annum. Guaranteed by Shanhai Group and Mr. Bian, Chairman of the Company (RMB 4,900,000)	731,223	-
Loans from Shanghai Rural Commercial Bank, Dachang Branch due on July 13, 2011 with interest rate 5.31% per annum. Guaranteed by Shanhai Group and Mr. Bian, Chairman of the Company (RMB 2,600,000)	387,996	-
	$1,492,292	$380,774

NOTE 7 – RELATED PARTY TRANSACTIONS

Linkwell Tech's wholly-owned subsidiary, LiKang Disinfectant, is engaged in business activities with four related parties: Shanghai ZhongYou Pharmaceutical High-Tech Co., Ltd., (“ZhongYou”), Shanghai LiKang Biological High-Tech Co., Ltd. (“Likang Biological”), Shanghai Jiuqing Pharmaceuticals Company, Ltd. (“Shanghai Jiuqing”) and Linkwell International Trading Co., Ltd. (“Linkwell Trading ”). Shanghai LiKang Meirui Pharmaceuticals High-Tech Co., Ltd. (“Meirui”), a company of which Shanhai is a majority shareholder, and had owned 68% of its Meirui equity shares,  used to be a related party, in that it formally owned 10% of Likang Disinfectant. However, Linkwell Tech acquired Shanhai’s 10% equity interest in LiKang Disinfectant for total consideration of $684,057, which included the cash payment of $399,057 and 1,500,000 common shares at $0.19 per share. As a result of this transaction, Meirui was no longer a related party.  Likang Disinfectant completed its acquisition of Likang Biological on March 31, 2009, thus, making  Likang Biological no longer a related party to the Company. Since then, all the sales and purchase with Likang Biological were eliminated during the consolidation.

The Company’s Chairman and Chief Executive Officer, Xuelian Bian, and Vice President and Director, Wei Guan, own 90% and 10% respectively, of the capital stock of ZhongYou. In March 2007, Wei Guan sold his 10% shares to Bing Chen, the President of LiKang Disinfectant. In August 2007, Xuelian Bian sold his 90% shares to his mother, Xiuyue Xing. In October 2007, the two new shareholders, Bing Chen (10%) and Xiuyue Xing (90%) sold all of their shares in ZhongYou to Shanghai Jiuqing, whose 100% owner is Shanghai Ajiao Shiye Co. Ltd. Mr. Bian is currently a 60% shareholder of Shanghai Ajiao Shiye Co. Ltd.

For the nine months ended September 30, 2010 and 2009, the Company recorded sales of $4,657,289 and $2,978,680 to ZhongYou, respectively. For the three months ended September 30, 2010 and 2009, the sales to Zhongyou were $1,835,257 and $1,144,400, respectively. At September 30, 2010 and December 31, 2009, accounts receivables from sales to ZhongYou were $5,316,553 and $3,322,044, respectively.

Shanghai Ajiao Shiye Co. Ltd. owns 100% of Shanghai Jiuqing Pharmaceuticals Company, Ltd (“Shanghai Jiuqing”). Xuelian Bian is a 60% shareholder of Shanghai Ajiao Shiye Co. Ltd. For the nine months ended September 30, 2010 and 2009, the Company recorded sales of $1,801 and $4,805 to Shanghai Jiuqing, respectively. For the three months ended September 30, 2010 and 2009, the Company recorded net revenue of approximately $300 and $400, respectively. At September 30, 2010 and December 31, 2009, accounts receivable from sales to Shanghai Jiuqing were $87,927 and $85,451, respectively.  As of September 30, 2010 and December 31, 2009, due from other related parties were $1,689,991 and $2,362,088, respectively.

As of September 30, 2010, the Company $54,000 owed its management, and other related parties of $181,243.  As of December 31, 2009, the Company owed its management $54,000, Zhongyou $175,520, and other related parties of $289,111.

NOTE 8 – TAXES PAYABLE

Taxes payable consisted of the following at September 30, 2010 and December 31, 2009, respectively:

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Income tax payable	$133,868	$136,823
Value added tax payable	146,078	114,720
Other taxes payable	2,430	6,281
	$282,376	$257,824

NOTE 9 –PUT OPTION LIABILITY

On February 15, 2008, the Company entered into a stock purchase agreement with Ecolab pursuant to which Ecolab agreed to purchase and Linkwell Tech agreed to sell 888,889 of its shares, or 10% of the issued and outstanding capital stock of Linkwell Tech for $2,000,000. On May 31, 2008, the Company, Linkwell Tech and Ecolab entered into a Stockholders Agreement (“Stockholders Agreement”), whereby both the Company and Ecolab are subject to, and the benefit of, certain pre-emptive rights, transfer restrictions and take along rights relating to the shares of Linkwell Tech, the Company and Ecolab each hold.

Pursuant to the terms of the Stockholders Agreement, Ecolab has an option (“Put Option”) to sell the 888,889 shares (“Shares”) of common stock, par value $0.001, of Linkwell Tech that Ecolab purchased under the Stock Purchase Agreement back to Linkwell Tech in exchange for, as determined by Linkwell, cash in the amount of $2,400,000 or the lesser of (a) 10,000,000 shares of Linkwell common stock, or (b) such number of shares of Linkwell common stock as is determined by dividing 3,500,000 by the average daily closing price of Linkwell common stock for the twenty days on which Linkwell shares of common stock were traded on the OTC Bulletin Board prior to the date the Put Option is exercised (“Put Shares”). The Put Option is exercisable during the period between the second and fourth anniversaries of May 30, 2008, or upon the occurrence of certain events including material breach by Linkwell Tech or its subsidiaries, of the Consulting Agreement, Distributor Agreements or Sales Representative Agreement entered into in connection with the Stock Purchase Agreement.

Under the Stockholders Agreement, Ecolab also has a call option (“Call Option”), exercisable if Linkwell is subject to a change of control transaction, to require the Company to sell to Ecolab all of the equity interests in Linkwell Tech, or any of Linkwell Tech’s subsidiaries, then owned by the Company. The Company recognized the maximum expenses of the Put Option and the Call Option described above as $2,400,000 put option liability.

NOTE 10 - INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Linkwell Corp and Linkwell Tech were incorporated in the U.S. and have net operating losses (NOL) for income tax purposes.  Linkwell Corp and Linkwell Tech had net operating loss carry forwards for income taxes of approximately $2,134,000 at September 30, 2010 which may be available to reduce future years’ taxable income as NOL’s can be carried forward up to 20 years from the year the loss is incurred. Under IRC section 382, certain of these loss carry-forward amounts may be limited due to the more than 50% change in ownership which took place during 2004. The Company’s management believes that the realization of benefits from these losses are uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% valuation allowance has been provided on the deferred tax asset of approximately $814,000.

Likang Disinfectant and Likang Biological are governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments.  Likang Disinfectant is subject to preferential income tax rate of 12.5% for 2010 and 2009; Likang Biological is subject preferential income tax rate of 25% for 2010 and 20% for 2009.

NOTE 11 - STATUTORY RESERVES

Pursuant to the PRC’s corporate law effective as of January 1, 2006, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

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

Common Welfare Fund

The common welfare fund is a voluntary fund that provides that the Company can elect to transfer 5% to 10% of its net income to this fund. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.  The Company did not make any reserve to this fund during the nine months ended September 30, 2010 and 2009.

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

On November 20, 2007, the Company entered into a one year agreement with Segue Ventures LLC to provide various informal advisory and consulting services, including U.S. business methods and compliance with SEC disclosure requirements. In connection with this agreement, Segue Ventures LLC received $4,000 in cash and 16,000 shares of common stock per month. From November 20, 2007 to June 30, 2008, the Company recorded a total of 116,800 common shares issuable valued at $24,064 as stock-based consulting expense. On February 27, 2008, 70,000 shares of the Company’s common stock were issued to Segue Ventures LLC. The Company valued these 70,000 shares using the fair value of common shares on the contract date at $0.19 per share and recorded consulting expense of $13,300, of which,  $3,938 was allocated to the year ended December 31, 2007, and $9,362 was allocated to the six months ended June 30, 2008. On August 13, 2008, 68,800 shares of the Company’s common stock were issued to Segue Ventures LLC. The Company valued these 68,800 shares using the fair value of common shares on the grant date at $0.19 per share and recorded consulting expense of $13,072 in 2008. The Company terminated its services agreement with Segue Ventures LLC on September 11, 2008, and no shares were unissued.

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

On July 1, 2009, the Company entered into a two year agreement with FirsTrust Group, Inc. In connection with this agreement, the Company issued 1,800,000 shares of Common Stock valued at $0.09 per share to FirsTrust Group, Inc. and recorded $162,000 as deferred compensation. The Company had accumulated amortization of $101,250 for stock-based compensation as of September 30, 2010. This agreement has a penalty to the stock recipient for non-compliance to its terms.

On August 1, 2009, the Company entered into a two year agreement with Shanghai Hai Mai Law Firm. In connection with this agreement, the Company issued 2,350,000 shares of Common Stock valued at $0.10 per share to Shanghai Hai Mai Law Firm and recorded $235,000 as deferred compensation. The Company had accumulated amortization of $137,083 for stock-based compensation as of September 30, 2010. This agreement has a penalty to the stock recipient for non-compliance to its terms.

On December 30, 2009, the Company issued 4,000,000 shares of common stock for acquiring an acquisition target in China for $544,000 accounted for as a deposit as of December 31, 2009. The Company is in the process of closing the acquisition, which is contingent upon receiving governmental approval of the acquisition.

On December 30, 2009, the Company issued 500,000 shares of common stock for paying the stock consideration portion of the acquisition price for Likang Biological.

Common Stock Warrants

During the nine and three months ended September 30, 2010 and 2009, there were no warrants granted or exercised.

The following table summarizes the Company's warrants outstanding at September 30, 2010:

		Warrants Outstanding and Exercisable
Range of	Number	Weighted Average	Weighted Average
Exercise	of	Remaining	Exercise
Price	Warrants	Exercise Life	Price
$0.20	15,766,665	0.25	$0.20
$0.30	15,000,000	0.25	$0.30
	30,766,665

NOTE 13 – ACQUISITION OF LIKANG BIOLOGICAL

On March 5, 2009, the Company closed the acquisition of all the outstanding capital stock of Likang Biological. The purchase price for Likang Biological was RMB2,000,000 (approximately $292,500) and 500,000 shares of common stock equivalent to approximately US$25,000, which was determined by multiplying the 500,000 shares by the average stock price of Linkwell Corp. two days before and two days after the closing date . This acquisition was a related party transaction. Mr. Xuelian Bian, the Company’s Chief Executive Officer, owned 90% of LiKang Pharmaceutical. Mr. Bian and LiKang Pharmaceutical owned 60% and 40% of LiKang Biological, respectively.

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

The following represents the unaudited pro forma consolidated results of operations of the Company for the nine months ended September 30, 2009, presenting the operations of the Company and Likang Biological as if the acquisition of Likang Biological occurred on January 1, 2009.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

For the Nine Months Ended September 30,
2009
Net revenue	$10,451,465
Cost of revenue	4,475,389
Gross profit	5,976,076
Selling expense	977,365
General & administrative expense	2,222,829
Total operating expenses	3,200,194
Income from operations	2,775,882
Non-operating income, net	265,700
Income before income tax	3,041,582
Income tax expense	459,953
Net income including noncontrolling interest	2,581,629
Less: noncontrolling interest	286,422
Net income attributable to Linkwell Corp	$2,295,207

NOTE 14 – CONTINGENCY

The Company is a defendant in a lawsuit filed in November 2009 in the Supreme Court of the State of New York, County of New York, by two warrant holders of the Company, seeking damages of  at least $800,000.  As of August 11, 2010, the Company is vigorously defending its position in this litigation matter and has not made  a provision with regards to this lawsuit in the event of an unfavorable outcome. The Company has filed a motion to dismiss the complaint and proceedings relating to the motion to dismiss are still ongoing.

NOTE 15 – OPERATING RISK

(a)	Country risk

Currently, the Company’s revenues are primarily derived from the sale of a line of disinfectant product  to customers in the PRC. The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company’s financial condition.

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

The Company cannot guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods. This is because a fluctuating exchange rate may post a higher or lower profit depending on exchange rate of Renminbi converted to US dollars on that day. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

(d)	Political risk

Currently, the PRC is in a period of growth and is openly promoting business development in order to bring more business into the country. Additionally, the PRC currently allows a Chinese corporation to be owned by a United States corporation. If the PRC government changes laws or regulations relating to the ownership of a Chinese corporation, then the Company's ability to operate the PRC subsidiaries could be affected.

 NOTE 16 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has evaluated subsequent events after the balance sheet date of September 30, 2010. The Company has reported all required subsequent events.

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

The Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and related Notes in Item 1.

OVERVIEW

We operate under a holding company structure and currently have one direct 90% owned operating subsidiary, Linkwell Tech Group Inc. (“Linkwell Tech”), a Florida corporation.  Linkwell Tech owns 100% of Shanghai LiKang Disinfectant High-Tech Company, Limited (“LiKang Disinfectant”). On February 15, 2008, Linkwell Tech sold 10% of its issued and outstanding capital stock to Ecolab Inc., a Delaware corporation (“Ecolab”).  On March 5, 2009, LiKang Disinfectant purchased 100% of LiKang Biological Company for approximately $292,500 (RMB 2,000,000) and 500,000 shares of our common stock.

Linkwell Corporation, through Linkwell Tech’s wholly-owned subsidiaries, LiKang Disinfectant and Likang Biological, is engaged in the development, manufacture, sale and distribution of disinfectant health care products primarily to the medical industry in China.

Since 1988, we have developed, manufactured and distributed disinfectant health care products primarily to the medical industry in China. In the last few years, China has witnessed a variety of public health crises, such as the outbreak of SARS, which demonstrated the need for increased health standards in China. In response, since the beginning in 2002, the Chinese government has undertaken various initiatives to improve public health and living standards, including continuing efforts to educate the public about the need for proper sanitation procedures and the establishment of production standards for the disinfectant industry in China. As a result of this heightened license and permit system, all disinfectant manufacturers must comply with “qualified disinfection product manufacturing enterprise requirements” established by the Ministry of Public Health. The requirements include standards for hardware, such as facilities and machinery, and software, including the technology to monitor the facilities, as well as the heightened knowledge and capability of the production staff regarding quality control procedures. Following the adoption of the industry standards in 2002, we were granted thirty-one hygiene licenses by the Ministry of Public Health.

We believe that government standards adopted in July 2002 have increased the barriers for competitors to enter into the disinfectant industry in China. The implementation of these improved production standards and license requirements has effectively decreased the competitive landscape as it pertains to small to medium size manufacturers, since the new standards are especially difficult for companies with limited product offerings and inferior technical content. In addition, prior to the adoption of industry standards, disinfectant products were generally marketed and sold based on price as opposed to quality. We believe that as a result of the adoption of industry standards, the marketplace is evolving with a more stringent focus on product quality, which we believe will enable us to increase our base of commercial customers thereby increasing our revenues.

Historically, our focus has been on the commercial distribution of our products. Our customers include hospitals, medical suppliers and distribution companies throughout China. We have made efforts to expand our distribution reach to the retail market. We have repackaged certain of our commercial disinfectant products for sale to the consumer market and have commenced upon expanding our customer base to include hotels, schools, supermarkets and pharmacies. By virtue of the Chinese government's continuing focus on educating the Chinese population about the benefits of proper sanitation procedures, we believe that another key to increasing our revenue is the continued expansion of the retail distribution of our products.

The disinfectant industry in China is an emerging industry that is populated with small, regional companies. We estimate that there are in excess of 1,000 manufacturers and distributors of disinfectant products in China; however, most domestic competitors offer a limited line of products and there are only a few domestic companies with a nationwide presence. We believe that our national marketing and sales presence throughout all 22 provinces, as well as four autonomous regions and four municipalities in China, give us a competitive advantage over many other disinfectant companies in China and will enable us to leverage the brand awareness for our products with commercial customers to the retail marketplace.

Our present manufacturing facilities and production capacities are sufficient for the foreseeable future, and we believe that we have the assets and capital available to us necessary to enable the increase of our revenue in future periods as the market for disinfectant products in China continues to increase.  We will continue to focus our efforts on the retail market for our products, as well as expanding our traditional base of commercial customers. In addition, we may also consider the possible acquisition of independent sales networks, which could be used to increase our product distribution capacity and align our company with small, regional companies in the industry.

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended September 30, 2010 and 2009

The table below sets forth the results of operations for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 accompanied by the percentage of changes.

	September 30, 2010		September 30, 2009
	$	% of Sales	$	% of Sales
Net Revenue
Non-related companies	$4,776,102	50.6%	$7,125,602	68.2%
Related companies	4,659,090	49.4%	3,325,863	31.8%

Total Net Revenue	9,435,192	100%	10,451,465	100%

Cost of Sales	4,861,480	51.5%	4,475,389	42.8%

Gross Profit	4,573,712	48.5%	5,976,076	57.2%

Selling Expense	977,336	10.4%	977,365	9.4%

General and Administrative	2,306,356	24.4%	2,203,113	21.1%

Total Operating Expenses	3,283,692	34.8%	3,180,478	30.4%

Income from Operations	1,290,020	13.7%	2,795,598	26.7%

Other Income (Expenses), net	(14,062)	(0.1)%	265,627	2.5%

Income tax expense	(241,376)	(2.6)%	(459,953)	(4.4)%

Net Income including non-controlling interest	1,034,582	11.0%	2,601,272	24.9%

Less: net income attributable non-controlling interest	(119,596)	(1.3)%	(288,386)	(2.8)%

Net Income attributable to Linkwell Corp	914,986	9.7%	2,312,886	22.1%

NET REVENUE

Net revenue for the nine months ended September 30, 2010 was $9,435,192 as compared to net revenue of $10,451,465 for the same period in 2009, a decrease of $1,016,273 or approximately 9.7%. This decrease in revenue was due to decreased sales on certain low-end and old products and temporary limitations on the sales due to inspection and replacement of product certificates with the authorities. In addition, we reduced credit sales to customers whose payment history is not satisfactory. Of our total net revenue for the nine months ended September 30, 2010, $4,659,090 or approximately 49.4% were attributable to related parties as compared to net revenue of $3,325,863, or approximately 31.8% in the same period of 2009.

COST OF SALES

Cost of sales includes raw materials and manufacturing costs, which includes labor, rent and an allocated portion of overhead expenses, such as utilities, directly related to product production. For the nine months ended September 30, 2010, cost of revenue amounted to $4,861,480, or approximately 51.5% of net revenue, as compared to cost of revenue of $4,475,389, or approximately 42.8% of net revenue in the same period of 2009.   The increase in cost of revenue as a percentage of revenue was mainly due to increased price of raw material and labor costs resulting from an overall price inflation in China compared to the same period of 2009.

GROSS PROFIT

Gross profit for the nine months ended September 30, 2010 was $4,573,712, or approximately 48.5% of net revenue, as compared to $5,976,076, or approximately 57.2% of revenue for the same period in 2009. The decrease in gross profit margin was mainly due to the increase of cost of revenue as a percentage of revenue.

OPERATING EXPENSES

Total operating expenses consisted of selling, general and administrative expenses; for the nine months ended September 30, 2010, total operating expenses were $3,283,692, an increase of $103,214, or approximately 3.2%, from total operating expenses of $3,180,478 for the same period in 2009. The increase in operating expenses was mainly due to increased payroll, consulting fee, and research and development expenses for new products and technology.

NONCONTROLLING INTEREST

On February 15, 2008, we entered into a stock purchase agreement with Ecolab, pursuant to which Ecolab purchased and Linkwell Tech sold 888,889 of its shares, or 10% of the issued and outstanding capital stock of Linkwell Tech, for a total of $2,000,000. On March 28, 2008 and June 4, 2008, Linkwell Tech received $200,000 and $1,388,559, respectively, from Ecolab. Linkwell Tech received a total of $2,000,000 from Ecolab, inclusive of a $400,000 loan that Ecolab released to Linkwell Tech and accrued interest of $11,441. On May 31, 2008, we, Linkwell Tech and Ecolab entered into a Linkwell Tech Group Inc. Stockholders Agreement, whereby both the Company and Ecolab are subject to, and are the beneficiaries of, certain pre-emptive rights, transfer restrictions and take along rights relating to the shares of Linkwell Tech that we and Ecolab each hold. As of May 31, 2008, the principal and accrued interest of $11,441 on the short-term $400,000 loan became part of Ecolab’s investment and no longer needed to be repaid. After this transaction, Ecolab became a 10% minority interest holder of Linkwell Tech. For the nine months ended September 30, 2010, we had a minority interest expense of $119,596 as compared to $288,386 for the same period in 2009.

NET INCOME

Our net income for the nine months ended September 30, 2010 was $914,986 compared to $2,312,886 for the same period in 2009, a decrease of $1,397,900 or 60.4%.  Net income as a percentage of revenue was 9.7% for the nine months ended September 30, 2010, while it was 22.1% for the same period in 2009. This decrease in net income was attributable to decreased sales and increased cost of sales, and increased general and administrative expenses for the period ended September 30, 2010.

 Comparison of the Three Months Ended September 30, 2010 and 2009

The table below sets forth the results of operations for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 accompanied by the percentage of changes.

	September 30, 2010		September 30, 2009
	$	% of Sales	$	% of Sales
Net Revenue
Non-related companies	$1,734,770	48.6%	$2,930,306	71.9%
Related companies	1,835,574	51.4%	1,146,139	28.1%

Total Net Revenue	3,570,344	100%	4,076,445	100%

Cost of Sales	1,867,584	52.3%	1,900,775	46.6%

Gross Profit	1,702,760	47.7%	2,175,670	53.4%

Selling Expense	286,453	8.0%	53,799	1.3%

General and Administrative	724,230	20.3%	1,131,216	27.8%

Total Operating Expenses	1,010,683	28.3%	1,185,015	29.1%

Income from Operations	692,077	19.4%	990,655	24.3%

Other Income (Expenses), net	(3,948)	(0.1)%	100,054	2.5%

Income tax expense	(98,491)	(2.8)%	(160,788)	(4.0)%

Net Income including non-controlling interest	589,638	16.5%	929,921	22.8%

Less: net income attributable non-controlling interest	(59,418)	(1.6)%	(111,548)	(2.7)%

Net Income attributable to Linkwell Corp	530,220	14.9%	818,373	20.1%

NET REVENUE

Net revenue for the three months ended September 30, 2010 was $3,570,344 as compared to net revenue of $4,076,445 for the same period in 2009, a decrease of $506,101 or approximately 12.4%. This decrease in revenue was due to decreased sales on certain low-end and old products, temporary limitations on the sales due to inspection and replacement of product certificates with the authority, and decreased credit sales to customers with dissatisfied payment history.  Of our total net revenue for the three months ended September 30, 2010, $1,835,574 or approximately 51.4% were attributable to related parties as compared to net revenue of $1,146,139, or approximately 28.1% in the same period of 2009.

COST OF SALES

Cost of sales includes raw materials and manufacturing costs, which includes labor, rent and an allocated portion of overhead expenses, such as utilities, directly related to product production. For the three months ended September 30, 2010, cost of revenue amounted to $1,867,584, or approximately 52.3% of net revenue, as compared to cost of revenue of $1,900,775, or approximately 46.6% of net revenue in the same period of 2009.  The increase in cost of revenue as a percentage of revenue was mainly due to the increased price of raw material and labor costs resulting from an overall price inflation in China as compared to the same period of 2009.

GROSS PROFIT

Gross profit for the three months ended September 30, 2010 was $1,702,760, or approximately 47.7% of net revenue, as compared to $2,175,670, or approximately 53.4% of revenue for the same period in 2009. The decrease in gross profit margin was mainly due to the increase of cost of revenue as a percentage of revenue.

OPERATING EXPENSES

Total operating expenses consisted of selling, general and administrative expenses. For the three months ended September 30, 2010, total operating expenses were $1,010,683, a decrease of $174,332, or approximately 14.7%, from total operating expenses of $1,185,015 for the same period in 2009.

NONCONTROLLING INTEREST

On February 15, 2008, we entered into a stock purchase agreement with Ecolab, pursuant to which Ecolab purchased and Linkwell Tech sold 888,889 of its shares, or 10% of the issued and outstanding capital stock of Linkwell Tech, for a total of $2,000,000. On March 28, 2008 and June 4, 2008, Linkwell Tech received $200,000 and $1,388,559, respectively, from Ecolab. Including a $400,000 loan that Ecolab released to Linkwell Tech and accrued interest of $11,441, Linkwell Tech received a total of $2,000,000 from Ecolab. On May 31, 2008, we, Linkwell Tech and Ecolab entered into a Linkwell Tech Group Inc. Stockholders Agreement, whereby both we and Ecolab are subject to, and are the beneficiaries of, certain pre-emptive rights, transfer restrictions and take along rights relating to the shares of Linkwell Tech that the Company and Ecolab each hold. As of May 31, 2008, the principal and accrued interest of $11,441 on the short-term $400,000 loan became part of Ecolab’s investment and no longer needed to be repaid. After this transaction, Ecolab became the 10% minority interest holder of Linkwell Tech. For the three months ended September 30, 2010, we had a minority interest expense of $59,418 as compared to $111,548 for the same period in 2009.

NET INCOME

Our net income for the three months ended September 30, 2010 was $530,220 compared to $818,373 for the same period in 2009, a decrease of $288,153 or 35.2%.  Net income as a percentage of revenue was 19.8% for the three months ended September 30, 2010, while it was 20.1% for the same period in 2009. This decrease in net income was attributable to increased cost of sales, decreased sales for the three months ended September 30, 2010 compared to the same period of 2009.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying financial statements, our working capital increased $1,1442,980, or approximately 11.9%, from $12,106,651 on December 31, 2009 to $13,549,631 on September 30, 2010. With the expansion of our businesses, we anticipate the need to utilize our capital resources in the near future. In addition to our working capital, we intend to obtain required capital through a combination of bank loans and the sale of our equity securities. Although we are not party to any commitments or agreements at this time to provide us with additional bank financing or to sell our securities, we are optimistic that we will be able to obtain additional capital resources to fund our business expansions.

We currently have no material commitments for capital expenditures. At September 30, 2010, we had a total of $1,492,292 in outstanding short term loans, which will mature in 2011. Other than our working capital and loans, we presently have no other alternative capital resources available to us. We plan to build additional product lines and upgrade our manufacturing facilities in order to expand our production capacity and improve the quality of our products. Based on our preliminary estimates, upgrades and expansion will require additional capital of approximately $1 million.

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

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended September 30, 2010 and 2009:

	2010	2009
Cash provided by (used in):
Operating Activities	$(862,526)	$281,312
Investing Activities	(1,101,252)	(731,997)
Financing Activities	1,567,742	530,047

NET CASH FROM OPERATING ACTIVITES

Net cash used by operating activities for the nine months ended September 30, 2010 was $862,526, as compared to net cash provided by operating activities $281,312 for the same period of 2009, a decrease of cash inflow of $1,143,838. The increase in cash outflow in the nine months ended September 30, 2010 was mainly a result of increased account receivable-related parties outstanding and, other  receivables  as well as decreased net income as compared to same period of 2009.

NET CASH FROM INVESTING ACTIVITIES

Net cash used in investing activities for the nine months ended September 30, 2010 was $1,101,252 as compared to net cash used in investing activities of $731,997 for the same period in 2009, an increase of $369,225. Cash used in investing activities during the nine months ended September 30, 2010 mainly consisted of $881,484 for short-term investment, $171,874 for purchase of equipment, and $47,894 for construction in progress.

NET CASH FROM FINANCING ACTIVITIES

Net cash provided by financing activities was $1,567,742 for the nine months ended September 30, 2010 as compared to net cash provided by financing activities of $530,047 in the same period of 2009. This was primarily a result of $480,578 decrease in cash due from related parties, a decrease in cash due to related parties, and $1,087,164 proceeds from short-term loans. In comparison to the same period in 2009, we had $288,218 in cash inflow from quick advance from related parties and a $241,829 decrease in cash due from related parties.

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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe the following accounting policies are the most critical to  help develop a full understanding and evaluation this management discussion and analysis.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts to reduce amounts to their estimated realizable value. A considerable amount of judgment is required when we assess the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required. We initially record a provision for doubtful accounts based on our historical experiences, and we then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivables and allowance for doubtful accounts. In estimating the provision for doubtful accounts, we consider, among other factor: (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable; (iv) our historical provision for doubtful accounts; (v) the credit worthiness of the customer; and (vi) the economic conditions of the customer's industry as well as general economic conditions.

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

Our revenue from the sale of products to related parties are recorded when the goods are shipped to the customers from our related parties. Upon shipment, title passes, and collectibility is reasonably assured. We receive purchase orders from our related parties on an as need basis from the related party customers. Generally, the related party does not hold our inventory. If the related party has inventory on hand at the end of a reporting period, the sale is reversed and the inventory is included in our balance sheet.

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

We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. The tax liabilities are a reflected net of realized tax loss carry forwards. We adjust these reserves upon specific events; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the contingency has been resolved and the liabilities are no longer necessary.

Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that we provide during any given year.

STOCK- BASED COMPENSATION

We account for our stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (codified in FASB ASC Topics 718 & 505). Under the fair value recognition provisions of this statement, share-based compensation cost is measured on the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards on the grant date requires judgment, including estimating expected volatility. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

FOREIGN CURRENTY TRANSLATION AND COMPREHENSIVE INCOME (LOSS)

Our functional currency is the Chinese Yuan - Renminbi (“RMB”). For financial reporting purposes, RMB was translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of shareholders' equity as "Accumulated other comprehensive income." Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

RECENT ACCOUNTING PRONOUNCEMENTS

On July 1, 2009, we adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

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

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is also permitted. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. We do not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on January 1, 2011.

In April 2010, the FASB issued an authoritative pronouncement on the effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity's functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The pronouncement clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition, and therefore should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement is for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected companies will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This amendment is not expected to have a material impact on our financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties.  We have not entered into any derivative contracts that are indexed to our stocks and classified as shareholder’s equity or that are not reflected in our consolidated financial statements.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2010, the end of the period covered by this quarterly report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer who also serves as our principal financial and accounting officer, to allow timely decisions regarding required disclosure.

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

All of our employees and accounting staff are located in the PRC and we do not presently have a Chief Financial Officer, comptroller or similarly titled senior financial officer who is bilingual and experienced in the application of U.S. GAAP. Currently, we are searching for an appropriate candidate who can fill such a position; however, we are unable to predict when such a person will be hired. We have also begun providing additional training to our accounting staff in the application of U.S. GAAP. As a result, our management believes that a deficiency in our internal controls continues to exist. Based upon historical accounting errors and lack of a Chief Financial Officer and sufficiently trained accounting staff, our management has determined that there is a deficiency in our internal controls over financial reporting and that our disclosure controls and procedures were ineffective at September 30, 2010. Until we expand our staff to include a bilingual senior financial officer who has the requisite experience necessary, as well as supplement the accounting knowledge of our staff, it is likely that we will continue to have material weaknesses in our disclosure controls.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Please see the disclosure included in NOTE 14, “CONTINGENCY” in the notes to our financial statements included in Part I, Item 1 to this Form 10-Q.

ITEM 6. EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment to Articles of Incorporation (2)
3.3	Articles of Amendment to Articles of Incorporation (3)
3.4	Articles of Amendment to Articles of Incorporation (4)
3.5	Articles of Amendment to the Articles of Incorporation (5)
3.6	Bylaws (1)
3.7	Articles of Amendment to the Articles of Incorporation (6)
4.1	Form of common stock purchase warrant (7)
4.2	Form of Class A and Class B Common Stock Purchase Warrants (5)
31.1	Section 302 Certificate of Chief Executive Officer *
31.2	Section 302 Certificate of principal financial and accounting officer *
32.1	Section 906 Certificate of Chief Executive Officer *

*	filed herewith

(1)	Incorporated by reference to the Report on Form 8-K as filed on December 8, 1999.

(2)	Incorporated by reference to the Report on Form 8-K as filed on December 27, 2001.

(3)	Incorporated by reference to the annual report on Form 10-KSB for the fiscal year ended December 31, 2002.

(4)	Incorporated by reference to the Report on Form 8-K as filed on March 17, 2005.

(5)	Incorporated by reference to the Report on Form 8-K as filed on August 22, 2006.

(6)	Incorporated by reference to the Report on Form 8-K as filed on September 15, 2006.

(7)	Incorporated by reference to the Report on Form 8-K as filed on April 15, 2005.

LINKWELL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Linkwell Corporation

Date: November 15, 2010	By:	/s/ Xuelian Bian
Xuelian Bian,
Chief Executive Officer,
President, Principal
Executive Officer and
Principal Financial
Officer