Form 10-Q
period 2011-03-31
Linkwell CORP
filed 2011-05-16
CIK 1042463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 16, 2011, there were 86,605,475 shares of our common stock issued and outstanding.

LINKWELL CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

The information which appears on our web site at www.linkwell.us is not part of this report.

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalent	$716,225	$3,170,529
Accounts receivable, net	2,186,803	2,949,855
Accounts receivable - related parties, net	8,335,078	7,376,366
Due from related party	578,884	2,100,204
Other receivables	3,343,945	152,337
Inventories, net	2,578,548	2,072,976
Prepaid expenses and other current assets	967,318	957,633

Total current assets	18,706,801	18,779,900

NON-CURRENT ASSETS
Property, plant and equipment, net	2,101,138	2,192,295
Deposit	554,000	554,000
Construction in progress	21,472	-
Intangible assets	385,236	410,918

Total non-current assets	3,061,846	3,157,213

TOTAL ASSETS	$21,768,647	$21,937,113

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loans payable	$396,559	$1,132,469
Accounts payable and accrued expenses	3,164,880	2,338,609
Advances from customers	289,816	286,914
Taxes payable	229,075	365,375
Other payables	-	61,247
Due to related parties	698,820	1,380,628

Total current liabilities	4,779,150	5,565,242

Put option liability	2,400,000	2,400,000

Total liability	7,179,150	7,965,242

COMMITMENT AND CONTIGENCY

STOCKHOLDERS' EQUITY
Preferred Stock, No par value; 10,000,000 authorized, no shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	-	-
Common Stock, $.0005 par value, 150,000,000 authorized, 86,605,475 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	43,303	43,303
Additional paid-in capital	7,474,021	7,474,021
Statutory surplus reserve	802,749	802,749
Deferred compensation	(59,417)	(109,042)
Retained earnings	4,547,566	4,188,519
Accumulated other comprehensive income	1,232,907	1,066,622

Total Linkwell Corporation stockholder's equity	14,041,129	13,466,172

NONCONTROLLING INTEREST	548,368	505,699

TOTAL STOCKHOLDERS' EQUITY	14,589,497	13,971,871

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$21,768,647	$21,937,113

See accompanying notes to these consolidated financial statements.

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2011	2010
NET SALES
Non-related companies	$1,614,260	$1,848,887
Related companies	1,608,949	1,175,002
Total Net Sales	3,223,209	3,023,889

COST OF SALES	1,679,231	1,551,046

GROSS PROFIT	1,543,978	1,472,843

OPERATING EXPENSES
Selling expenses	203,165	355,970
General and administrative	781,578	868,171
Total Operating Expenses	984,743	1,224,141

INCOME FROM OPERATIONS	559,235	248,702

OTHER INCOME (EXPENSES)
Other income (expenses)	(45,705)	8,147
Interest expense	(11,661)	(21,740)
Total Other Expenses, net	(57,366)	(13,593)

INCOME BEFORE INCOME TAX	501,869	235,109

INCOME TAX EXPENSE	(100,153)	(68,632)

NET INCOME INCLUDING NONCONTROLLING INTEREST	401,716	166,477

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(42,669)	(27,360)

NET INCOME ATTRIBUTABLE TO LINKWELL CORP	359,047	139,117

OTHER COMPREHENSIVE INCOME
Foreign currency translation	166,286	3,453

COMPREHENSIVE INCOME	$525,333	$142,570

BASIC AND DILUTED INCOME PER COMMON SHARE:
Basic earnings per shares	$0.00	$0.00
Diluted earnings per shares	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	86,605,475	86,605,474
Diluted	86,605,475	86,757,021

See accompanying notes to these consolidated financial statements.

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$401,716	$166,477
Adjustments to reconcile income including noncontrolling
Interest to net cash used in operating activities:
Deferred compensation	49,625	49,625
Depreciation and amortization	96,806	82,487
Loss from disposal of property	41,885	-
Increase(decrease) in current assets
Accounts receivable	789,655	287,305
Accounts receivable - related party	(831,150)	(534,543)
Other receivables	(3,177,314)	42,548
Inventories	(482,637)	(220,202)
Deposits, prepaid expenses and other current assets	(29,013)	(157,065)
Increase(decrease) in current liabilities
Accounts payable and accrued expenses	738,621	(30,448)
Taxes payable	(139,426)	(74,020)

NET CASH USED IN OPERATING ACTIVITIES	(2,541,232)	(387,836)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	(21,384)	-
Purchase of property, plant and equipment	(144)	(85,182)

NET CASH USED IN INVESTING ACTIVITIES	(21,528)	(85,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in due to related parties	(692,709)	9,113
Change in due from related parties	1,564,234	444,140
Repayment for loans payable	(744,319)	-
Proceeds from loans payable	-	1,083,947

NET CASH PROVIDED BY FINANCING ACTIVITIES	127,206	1,537,200

EFFECT OF EXCHANGE RATE ON CASH	(18,749)	661

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,454,304)	1,064,843

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,170,529	2,144,360

CASH AND CASH EQUIVALENTS, END OF PERIOD	$716,225	$3,209,203

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$13,257	$11,636
Income taxes	$132,933	$126,455

See accompanying notes to these consolidated financial statements.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2011 AND DECEMBER 31, 2010
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

On March 5, 2009, the Company’s subsidiary, Likang Disinfectant acquired 100% of Likang Biological, a company owned by related parties.

On March 25, 2008, the Company’s subsidiary, Linkwell Tech acquired the remaining 10% of Likang Disinfectant that it did not own.  The purchase price for the remaining 10% interest in Likang Disinfectant was $684,057, consisting of $399,057 in cash and 1,500,000 shares of the Company’s common stock valued at $285,000. The 10% interest in Likang Disinfectant had a value of $577,779 prior to the Company’s purchase. The $126,278 difference between purchase price and its value was deemed a dividend and deducted from retained earnings upon closing of the acquisition.

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

The unaudited financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2010 Annual Report on Form 10-K.  The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in U.S. dollars.  All material intercompany transactions and balances have been eliminated in the consolidation.

Certain reclassifications have been made to the prior year to conform to current year’s presentation. The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements of the Company include the accounts of its 90% owned subsidiary, Linkwell Tech, its 100% owned subsidiary, LiKang Disinfectant, and its 100% owned subsidiary Likang Biological. All significant inter-company balances and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in the three months ended March 31, 2011 and 2010 include the allowance for doubtful accounts, the useful life of property and equipment, and inventory reserves.

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

As of March 31, 2011 and December 31, 2010, the Company did not identify any assets and liabilities that were required to be presented on the balance sheet at fair value.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

ACCOUNTS RECEIVABLE

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2011 and December 31, 2010, the Company had established that, based on a review of its third party accounts receivable outstanding balances, allowances for doubtful accounts in the amounts of $961,861 and $952,232, respectively. As of March 31, 2011 and December 31, 2010, the Company had established that it had, based on a review of its related party accounts receivable outstanding balances, allowances for doubtful accounts in the amounts of $604,081 and $598,033, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products, are stated at the lower of cost or market utilizing the weighted average method.  The valuation of inventory requires the Company to estimate obsolete or excess inventory based on analysis of future demand for our products. Due to the nature of the Company’s business and our target market, levels of inventory in the distribution channel, changes in demand due to price changes from competitors and introduction of new products are not significant factors when estimating the Company’s excess or obsolete inventory. If inventory costs exceed expected market value due to obsolescence or lack of demand, inventory write-downs may be recorded as deemed necessary by management for the difference between the cost and the market value in the period that impairment is first recognized. As of March 31, 2011 and December 31, 2010, the reserve for obsolete inventory amounted to $0.

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, during the three months ended March 31, 2011 and 2010, there were no significant impairment of its long lived assets.

ADVANCES FROM CUSTOMERS

As of March 31, 2011 and December 31, 2010, advances from customers were $289,816 and $286,914, respectively. These advances consisted of prepayments from third party customers to the Company for merchandise that had not yet been shipped by the Company. The Company will recognize the prepayments as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

The Company adopted the provisions of the Financial Accounting Standards Board's ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes (codified in FASB ASC Topic 740). When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interests associated with unrecognized tax benefits are classified as interest expenses, and penalties are classified in selling, general and administrative expenses in the statements of income. At both March 31, 2011 and December 31, 2010, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

BASIC AND DILUTED EARNINGS PER SHARE

The Company presents net income (loss) per share (“EPS”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” (codified in FASB ASC Topic 740). Accordingly, basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding, without consideration for common stock equivalents. Diluted net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding as well as common share equivalents outstanding for the period determined using the treasury-stock method for stock options and warrants and the if-converted method for convertible notes. The Company has made an accounting policy election to use the if-converted method for convertible securities that are eligible to common stock dividends, if declared. If the if-converted method was anti-dilutive (that is, the if-converted method resulted in a higher net income per common share amount than basic net income per share calculated under the two-class method), then the two-class method was used to compute diluted net income per common share, including the effect of common share equivalents. Diluted earnings per share reflects the potential dilution that could occur based on the exercise of stock options or warrants, unless such exercise would be anti-dilutive, with an exercise price greater than the average market price of the Company’s common stock.

            The following table presents a reconciliation of basic and diluted earnings per share:

	2011	2010
Net income	$359,047	$139,117

Weighted average shares outstanding - basic	86,605,475	86,605,475
Effect of dilutive securities:
Unexercised warrants	-	151,546
Weighted average shares outstanding - diluted	86,605,475	86,757,021

Earnings per share from continuing operation - basic	$0.00	$0.00
Earnings per share from continuing operation - diluted	$0.00	$0.00

REVENUE RECOGNITION

The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 605). The Company records revenue when an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenue streams of the Company. The Company's revenues from the sale of products are recorded when the goods are shipped, title passes, and collectibility is reasonably assured.

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

CONCENTRATION OF BUSINESS AND CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the U.S. and in China. The majority of the Company’s bank accounts located in the PRC are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S banks. As of March 31, 2011 and December 31, 2010, the Company maintained cash in the U.S., in a financial institution insured by the FDIC that has approximately $1,924 and $2,315, respectively.

Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables are limited due to generally wide distribution of our products and shorter payment terms than customary in the PRC. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. For the three months ended March 31, 2011 and 2010, sales to related parties accounted for 50% and 39% of net revenue, respectively.

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

	March 31, 2011	December 31, 2010
Balance sheet items, except for the registered and paid-up capital and retained earnings as of March 31, 2011 and December 31, 2010.	US$1=RMB6.6215	US$1=RMB68361

	Three Months Ended March 31,
	2011	2010
Amounts included in the statements of operations, and statements of cash flow for the three months ended March 31, 2011 and 2010.	US$1=RMB6.5832	US$1=RMB6.8360

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $147,982 and $119,780 for the three months ended March 31, 2011 and 2010, respectively.

ADVERTISING

Advertising is expensed as incurred and included in selling expenses. For the three months ended March 31, 2011 and 2010, advertising expenses amounted to $19,208 and $15,925, respectively.

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

RESEARCH AND DEVELOPMENT COST

Research and development costs are expensed as incurred and included in general and administrative expenses. These costs primarily consist of cost of materials used and salaries paid for the development of the Company and fees paid to third parties. Research and development costs for the three months ended March 31, 2011 and 2010 were $54,713 and $68,940, respectively.

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

RECLASSIFICATIONS

Certain prior period amounts were reclassified to conform to the manner of presentation in the current period.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU N0. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 – INVENTORIES

A summary of inventories by major category as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
		(Audited)
Raw materials	$1,035,844	$820,293
Work-in-process	27,981	31,398
Finished goods	1,514,723	1,221,285
Net inventories	$2,578,548	$2,072,976

NOTE 3 – PROPERTY AND EQUIPMENT

At March 31, 2011 and December 31, 2010, property and equipment consisted of the following:

	Estimated Useful Life (In years)	March 31, 2011	December 31, 2010
			(Audited)
Office equipment and furniture	3-7	$408,217	$404,130
Autos and trucks	5	330,790	327,479
Manufacturing equipment	2-10	834,634	826,136
Building	5-20	1,616,152	1,643,684
Subtotal		3,189,793	3,201,429
Less: Accumulated depreciation		(1,088,655)	(1,009,134)
Property and equipment, net		$2,101,138	$2,192,295

           For the three months ended March 31, 2011 and 2010, depreciation expenses amounted to $71,123 and $57,022, respectively.

NOTE 4 – CONSTRUCTION IN PROGRESS

The Company has construction in progress of $21,472 (RMB 140,777) for its new workshop as of March 31, 2011. The project is expected to completed by June 2011.

NOTE 5 - INTANGIBLE ASSETS

At March 31, 2011 and December 31, 2010, intangible assets consisted of customers lists arising from the acquisition of Likang Biological, amortizing over 5 years. Net intangible assets as of March 31, 2011 and December 31, 2010 totaled $385,236 and $410,918, respectively.  Amortization expenses for the three months ended March 31, 2011 and 2010 were $25,682 and $25,682, respectively. Annual amortization expenses for the next five years from March 31, 2011 are expected to be: $102,730, $102,730, $102,730, $77,046 and $0.

NOTE 6 - DEPOSITS

At both March 31, 2011 and December 31, 2010, deposits mainly represented a prepaid application fee of $544,000 for the deposit of purchasing an acquisition target in China that has not been finalized.

NOTE 7 – LOANS PAYABLE

Loans payable consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
		(Audited)
Loan from Shanghai Rural Commercial Bank, Dachang Branch due on March 15, 2011 with interest rate of 5.31% per annum. Guaranteed by Shanhai Group and Mr. Bian, Chairman of the Company (RMB 4,900,000).	$-	$739,880
Loan from Shanghai Rural Commercial Bank, Dachang Branch due on July 13, 2011 with interest rate of 5.31% per annum. Guaranteed by Shanhai Group and Mr. Bian, Chairman of the Company (RMB 2,600,000).	396,559	392,589
	$396,559	$1,132,469

NOTE 8 – RELATED PARTY TRANSACTIONS

Linkwell Tech's wholly-owned subsidiary, LiKang Disinfectant, is engaged in business activities with three related parties: Shanghai ZhongYou Pharmaceutical High-Tech Co., Ltd., (“ZhongYou”),   Shanghai Jiuqing Pharmaceuticals Company, Ltd. (“Shanghai Jiuqing”) and Linkwell International Trading Co., Ltd. (“Linkwell Trading”).

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

For the three months ended March 31, 2011 and 2010, the Company recorded sales of $1,608,949 and $1,173,864  to ZhongYou, respectively.   At March 31, 2011 and December 31, 2010, accounts receivables from sales to ZhongYou were $7,603,541 and $6,701,229, respectively.

Shanghai Ajiao Shiye Co. Ltd. owns 100% of Shanghai Jiuqing Pharmaceuticals Company, Ltd (“Shanghai Jiuqing”). Xuelian Bian is a 60% shareholder of Shanghai Ajiao Shiye Co. Ltd. During the three months ended March 31, 2011 and 2010, the Company recorded sales of $0 and $1,138 to Shanghai Jiuqing, respectively.  At March 31, 2011 and December 31, 2010, accounts receivable from sales to Shanghai Jiuqing were $89,170 and $88,278, respectively.

As of March 31, 2011 and December 31, 2010, $578,884 and $2,100,204 was due from related parties, respectively, representing short-term advances and other receivables other than the receivables from sales.

As of March 31, 2011 and December 31, 2010, the Company owed its management $54,000, and other related parties $644,820.  As of December 31, 2010, the Company owed its management $54,000, and other related parties $1,326,628.

NOTE 9 – TAXES PAYABLE

Taxes payable consisted of the following at March 31, 2011 and December 31, 2010, respectively:

	March 31, 2011	December 31, 2010
		(Audited)
Income tax payable	$135,538	$132,140
Value added tax payable	87,853	225,810
Other taxes payable	5,684	7,425
	$229,075	$365,375

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

Pursuant to the terms of the Stockholders Agreement, Ecolab has an option (“Put Option”) to sell the 888,889 shares (“Shares”) of common stock, par value $0.001, of Linkwell Tech that Ecolab purchased under the Stock Purchase Agreement back to Linkwell Tech in exchange for, as determined by Linkwell, cash in the amount of $2,400,000 or the lesser of (a) 10,000,000 shares of Linkwell common stock, or (b) such number of shares of Linkwell common stock as is determined by dividing 3,500,000 by the average daily closing price of Linkwell common stock for the twenty days on which Linkwell shares of common stock were traded on the OTC Bulletin Board prior to the date the Put Option is exercised (“Put Shares”). The Put Option is exercisable during the period between the second and fourth anniversaries of May 30, 2008, or upon the occurrence of certain events including material breach by Linkwell Tech or its subsidiaries of the Consulting Agreement, Distributor Agreements or Sales Representative Agreement entered into in connection with the Stock Purchase Agreement.

Under the Stockholders Agreement, Ecolab also has a call option (“Call Option”), exercisable if Linkwell is subject to a change of control transaction, to require the Company to sell to Ecolab all of the equity interests in Linkwell Tech, or any of Linkwell Tech’s subsidiaries, then owned by the Company. The Company recognized the maximum expenses of the Put Option and the Call Option described above as $2,400,000 put option liability. The put option will expire on May 31, 2012.

NOTE 11 - INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Linkwell Corp and Linkwell Tech are incorporated in the U.S. and have net operating losses (NOL) for income tax purposes.  Linkwell Corp and Linkwell Tech had net operating loss carry forwards for income taxes of approximately $2,309,000 at March 31, 2011 which may be available to reduce future years’ taxable income as NOL’s can be carried forward up to 20 years from the year the loss is incurred. Under IRC section 382, certain of these loss carry-forward amounts may be limited due to the more than 50% change in ownership which took place during 2004. The Company’s management believes that the realization of benefits from these losses are uncertain due to these subsidiaries continuing losses. Accordingly, a 100% valuation allowance has been provided on their deferred tax asset of approximately $877,000.

Likang Disinfectant and Likang Biological are governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.  Likang Disinfectant is subject to preferential income tax rate of 12.5% for 2011 and 2010; Likang Biological is subject to an income tax rate of 25% since 2010 .

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010
US statutory rates	34.0%	34.0%
State income tax, net of federal benefit	4.0%	4.0%

Tax rate difference	(14.4)%	(23.7)%
Effect of tax holiday on PRC taxable income	(16.9)%	(27.7)%
Other	3.1%	1.6%
Valuation allowance on NOL	10.2%	41%
Tax per financial statements	20.0%	29.2%

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

Common Welfare Fund

The common welfare fund is a voluntary fund that provides that the Company can elect to transfer 5% to 10% of its net income to this fund. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.  The Company did not make any reserve to this fund during three months ended March 31, 2011 and 2010.

NOTE 13 – STOCKHOLDERS’ EQUITY

Common Stock

On July 1, 2009, the Company entered into a two year consulting agreement with FirsTrust Group, Inc. for business development and capital markets advisory services. In connection with this agreement, the Company issued 1,800,000 shares of Common Stock valued at $0.09 per share to FirsTrust Group, Inc. and recorded $162,000 as deferred compensation. The Company had accumulated amortization of $141,750 for stock-based compensation as of March 31, 2011. This agreement has a penalty to the stock recipient for non-compliance with its terms. The Company recorded stock based compensation of $20,250 during the three months ended March 31, 2011 and 2010 with respect to this agreement.

On August 1, 2009, the Company entered into a two year agreement with Shanghai Hai Mai Law Firm for legal services. In connection with this agreement, the Company issued 2,350,000 shares of Common Stock valued at $0.10 per share to Shanghai Hai Mai Law Firm and recorded $235,000 as deferred compensation. The Company had accumulated amortization of $195,844 for stock-based compensation as of March 31, 2011. This agreement has a penalty to the stock recipient for non-compliance with its terms. The Company recorded stock based compensation of $29,375 during the three months ended March 31, 2011 and 2010 with respect to this agreement.

On December 30, 2009, the Company issued 4,000,000 shares of common stock in exchange for acquiring a 51% equity interest in an acquisition target in China for $544,000 which was accounted for as a deposit as of March 31, 2011. However, the acquisition target has increased its registered capital to RMB 50 million by the contribution of new investors in April 2010, which resulted in a decrease of the equity interest owned by Linkwell to 9.18%. The Company is in the process of closing the acquisition, which is contingent upon receiving governmental approval. This acquisition has not closed as of March 31, 2011.

NOTE 14 - COMMITMENTS

           On July 16, 2008, the Company entered a two-year lease agreement for its administrative office with expiration date on July 15, 2010, for monthly rent of $4,400 (RMB 30,237) until April 2009, the monthly rent increased to $9,470 (RMB 64,669) after April 2009.  The Company renewed this lease after the expiration and monthly rent increased to $11,000 (RMB 73,173). The lease will expire at December 31, 2011.

On November 1, 2008, the Company entered another two-year lease agreement for its branch office with expiration date on October 31, 2010, for monthly rent of $3,500 (RMB 24,000). The Company renewed this lease with the same amount of rent after the expiration. The new lease will expire at October 31, 2011.

Future minimum rental payments required under these operating leases are as follows:

As of March 31, 2011
Remainder if Fiscal 2011	$126,600

NOTE 15 – CONTINGENCY

The Company is a defendant in a lawsuit filed in November 2009 in the Supreme Court of the State of New York, County of New York, by two warrant holders of the Company, seeking damages of at least $800,000.  As of March 31, 2011, the Company is vigorously defending its position in this litigation matter and has not made a provision with regard to this lawsuit in the event of an unfavorable outcome. The Company has filed a motion to dismiss the complaint, and proceedings relating to the motion to dismiss are ongoing. The Company is also currently in the process of conducting settlement negotiations; however, there is no certainty as to the terms and conditions of the settlement.

NOTE 16 – OPERATING RISK

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

The Company cannot guarantee that the current exchange rate will remain steady; therefore, there is a possibility that the Company could post the same amount of profit for two comparable periods. This is because a fluctuating exchange rate may post a higher or lower profit depending on exchange rate of Renminbi converted to US dollars on that day. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

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

NOTE 17 – SUBSEQUENT EVENTS

For the three months ended March 31, 2011, the Company evaluated subsequent events for potential recognition and disclosure through the date of the financial statement issuance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements in Item 1.

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

We, through Linkwell Tech’s wholly-owned subsidiaries, LiKang Disinfectant and Likang Biological, are engaged in the development, manufacture, sale and distribution of disinfectant health care products primarily to the medical industry in China.

Since 1988, we have developed, manufactured and distributed disinfectant health care products primarily to the medical industry in China. In recent years, China has experienced a variety of public health crises, such as the outbreak of SARS, which demonstrated the need for increased health standards in China. In response, since the beginning in 2002, the Chinese government has undertaken various initiatives to improve public health and living standards, including continuing efforts to educate the public about the need for proper sanitation procedures and the establishment of production standards for the disinfectant industry in China. As a result of this heightened license and permit system, all disinfectant manufacturers must comply with “qualified disinfection product manufacturing enterprise requirements” established by the Ministry of Public Health. The requirements include standards for hardware, such as facilities and machinery, and software, including the technology to monitor the facilities, as well as the heightened knowledge and capability of the production staff regarding quality control procedures. Following the adoption of the industry standards in 2002, we were granted thirty-one hygiene licenses by the Ministry of Public Health.

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

The disinfectant industry in China is an emerging industry that is populated with small, regional companies. We estimate that there are in excess of 1,000 manufacturers and distributors of disinfectant products in China; however, most domestic competitors offer a limited line of products and there are only a few domestic companies with a nationwide presence. We believe that our national marketing and sales presence throughout all twenty-two provinces, as well as four autonomous regions and four municipalities in China, give us a competitive advantage over many other disinfectant companies in China and will enable us to leverage the brand awareness for our products with commercial customers to the retail marketplace.

Our present manufacturing facilities and production capacities are sufficient for the foreseeable future, and we believe that we have the assets and capital available to us necessary to enable the increase of our revenue in the future as the market for disinfectant products in China continues to increase.  We will continue to focus our efforts on the retail market for our products, as well as on expanding our traditional base of commercial customers. In addition, we may also consider the possible acquisition of independent sales networks, which could be used to increase our product distribution capacity and align us with small, regional companies in the industry.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2011 and 2010

The table below sets forth the results of operations for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, accompanied by the percentage of changes.

	2011		2010
	$	% of Sales	$	% of Sales
Net Sales
Non-related companies	$1,614,260	50.1%	$1,848,887	61.1%
Related companies	1,608,949	49.9%	1,175,002	38.9%

Total Net Sales	3,223,209	100%	3,023,889	100%

Cost of Sales	1,679,231	52.1%	1,551,046	51.3%

Gross Profit	1,543,978	47.9%	1,472,843	48.7%

Selling Expense	203,165	6.3%	355,970	11.8%

General and Administrative	781,578	24.2%	868,171	28.7%

Total Operating Expenses	984,743	30.5%	1,224,141	40.5%

Income from Operations	559,235	17.4%	248,702	8.2%

Other Income (Expenses), net	(57,366)	(1.8)%	(13,593)	(0.4)%

Income tax expense	(100,153)	(3.1)%	(68,632)	(2.3)%

Net Income including non-controlling interest	401,716	12.5%	166,477	5.5%

Less: net income attributable non-controlling interest	(42,669)	(1.3)%	(27,360)	(0.9)%

Net Income attributable to Linkwell Corp	359,047	11.2%	139,117	4.6%

NET SALES

Net sales for the three months ended March 31, 2011 was $3,223,209 as compared to net sales of $3,023,889 for the same period in 2010, an increase of $199,320, or approximately 6.6%. This increase in sales was due to our efforts in developing new customer bases and the diversity of our products.   Of our total net sales for the three months ended March 31, 2011, $1,608,949, or approximately 50%, was attributable to related parties as compared to net sales of $1,175,002, or approximately 39%, in 2010.

COST OF SALES

Cost of sales includes raw materials and manufacturing costs, which include labor, rent and an allocated portion of overhead expenses, such as utilities, directly related to product production. For the three months ended March 31, 2011, cost of sales amounted to $1,679,231 or approximately 52.1% of net sales, as compared to the cost of sales of $1,551,046, or approximately 51.3% of net sales for the same period in 2010.   The slight increase in cost of sales as a percentage of sales was mainly due to the increased price of raw material resulting from overall price inflation in China compared to the same period in 2010.

GROSS PROFIT

Gross profit for the three months ended March 31, 2011 was $1,543,978, or approximately 47.9% of net revenue, as compared to $1,472,843, or approximately 48.7% of net revenue for the same period in 2010. The decrease in gross profit margin was mainly due to the increased cost of revenue as a percentage of revenue.

OPERATING EXPENSES

Total operating expenses consisted of selling, general and administrative expenses. For the three months ended March 31, 2011, total operating expenses were $984,743, a decrease of $239,398, or approximately 19.6%, from total operating expenses of $1,224,141 for the same period in 2010. The decrease in operating expenses was mainly due to decreased travel expenses, meeting expenses, and meals and entertainment.

NONCONTROLLING INTEREST

On February 15, 2008, we entered into a stock purchase agreement with Ecolab, pursuant to which Ecolab purchased and Linkwell Tech sold 888,889 of its shares, or 10% of the issued and outstanding capital stock of Linkwell Tech, for a total of $2,000,000. On March 28, 2008 and June 4, 2008, Linkwell Tech received $200,000 and $1,388,559, respectively, from Ecolab. Linkwell Tech received a total of $2,000,000 from Ecolab, inclusive of a $400,000 loan that Ecolab released to Linkwell Tech and accrued interest of $11,441. On May 31, 2008, Linkwell Tech and Ecolab entered into a Linkwell Tech Group Inc. Stockholders Agreement, whereby both our Company and Ecolab are subject to, and are the beneficiaries of, certain pre-emptive rights, transfer restrictions and take-along rights relating to the shares of Linkwell Tech that we and Ecolab each hold. As of May 31, 2008, the principal and accrued interest of $11,441 on the short-term $400,000 loan became part of Ecolab’s investment and no longer needed to be repaid. After this transaction, Ecolab became a 10% minority interest holder of Linkwell Tech. For the three months ended March 31, 2011, we had a minority interest expense of $42,669 as compared to $27,360 in 2010.

NET INCOME

Our net income for the three months ended March 31, 2011 was $359,047 compared to $139,117 for the same period in 2010, an increase of $219,930 or 158.1%.  Net income as a percentage of revenue was 11.2% for the three months ended March 31, 2011, while it was 4.6% for the same period in 2010. This increase in net income was attributable to increased sales and more efficient control over the selling expenses and general and administrative expenses, which resulted in increased efficiency and profitability of our operations.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying financial statements, our working capital increased $712,993, or approximately 5.0%, from $13,927,651 on December 31, 2010 to $13,345,015 on March 31, 2011. With the expansion of our businesses, we anticipate the need to utilize our capital resources in the near future. In addition to our working capital, we intend to obtain required capital through a combination of bank loans and the sale of our equity securities.

We currently have no material commitments for capital expenditures. As of March 31, 2011, we had a total of $396,559 in outstanding short term loans, which will mature in July 2011. Other than our working capital and loans, we presently have no other alternative capital resources available to us. We plan to build additional product lines and upgrade our manufacturing facilities in order to expand our production capacity and improve the quality of our products. Based on our preliminary estimates, upgrades and expansion will require additional capital of approximately $1,000,000.

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

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2011 and 2010:

	2011	2010
Cash provided by (used in):
Operating Activities	$(543,723)	$(387,836)
Investing Activities	(21,528)	(85,182)
Financing Activities	(1,870,303)	1,537,200

NET CASH FROM OPERATING ACTIVITES

Net cash used in operating activities for the three months ended March 31, 2011 was $543,723, as compared to net cash used in operating activities of $387,836 for the same period in 2010, an increase of cash outflow of $155,887. The increase in cash outflow in the first quarter of 2011 was mainly a result of increased other receivables outstanding and inventory despite increased net income as compared to the same period in 2010.

NET CASH FROM INVESTING ACTIVITIES

Net cash used in investing activities for the three months ended March 31, 2011 was $21,528 as compared to net cash used in investing activities of $85,185 in the same period in 2010, a decrease of $63,654. Cash used in investing activities in the first three months of 2011 mainly consisted of $21,384 for construction in progress and $144 for the purchase of equipment, while in 2010, we spent $85,182 for purchase of fixed assets.

NET CASH FROM FINANCING ACTIVITIES

Net cash used by financing activities was $1,870,303 for the three months ended March 31, 2011 compared to net cash provided by financing activities of $1,537,200 in the same period of 2010. This increase was primarily a result of a $433,275 increase in due from related parties, a decrease of $692,709 due to related parties, and $744,319 in repayment of short-term loans. In comparison to the first three months of 2010, we had a $1,083,947 cash inflow from short term loans, a $444,140 decrease in due from related parties and a $9,113 increase of due to related parties for the first three months of 2011.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.

We base our estimates and judgments on historical experiences and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments: allowance for doubtful accounts; income taxes; stock-based compensation; asset impairment and option value.

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements, we believe the following accounting policies are the most critical to  help develop a full understanding and evaluation of our management discussion and analysis.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts to reduce amounts to their estimated realizable value. A considerable amount of judgment is required when we assess the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts could be required. We initially record a provision for doubtful accounts based on our historical experiences, and we then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivables and allowance for doubtful accounts. In estimating the provision for doubtful accounts, we consider, among other factors: (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable; (iv) our historical provision for doubtful accounts; (v) the credit worthiness of the customer; and (vi) the economic conditions of the customer's industry as well as general economic conditions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this ASU did not have a material impact on our Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The adoption of this ASU did not have a material impact on our Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We intend to adopt the disclosure requirements for any business combinations in 2011.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU did not have a material impact on our Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on our Company’s consolidated financial statements.

In January 2010, FASB issued ASU N0. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have a material impact on our Company’s financial position or results of operations.

CONTRACTUAL OBLIGATION

Loans payable consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Loan from Shanghai Rural Commercial Bank, Dachang Branch due on March 15, 2011 with interest rate of 5.31% per annum. Guaranteed by Shanhai Group and Mr. Bian, Chairman of the Company (RMB 4,900,000).	$-	$739,880
Loan from Shanghai Rural Commercial Bank, Dachang Branch due on July 13, 2011 with interest rate of 5.31% per annum. Guaranteed by Shanhai Group and Mr. Bian, Chairman of the Company (RMB 2,600,000).	396,559	392,589
	$396,559	$1,132,469

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our principal executive officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2011.  Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that we files or submit under the Exchange Act are recorded, processed,  summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, who also serves as our principal financial officer and principal accounting officer, to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our principal executive officer concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that (i) information required to be disclosed by our Company in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our Company’s management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure by our Company; and (ii) information required to be disclosed by our Company in reports that we file or submit under the Securities Exchange Act of 1934 is record, processed, summarized and reported within the time period specific in the Securities and Exchange Act rules and forms.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the first quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are a defendant in a lawsuit filed in November 2009 in the Supreme Court of the State of New York, County of New York, by two former warrant holders of our Company, seeking damages of at least $800,000.  As of March 31, 2011, we are vigorously defending our position in this litigation matter and have not made for a provision with regards to this lawsuit in the event of an unfavorable outcome.  We have filed a motion to dismiss the complaint, and proceedings relating to the motion to dismiss are ongoing.  We are also currently in the process of conducting settlement negotiations; however, there is no certainty as to the terms and conditions of the settlement.

ITEM 6. EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
3.1	Articles of Incorporation (1)

3.2	Articles of Amendment to Articles of Incorporation (2)

3.3	Articles of Amendment to Articles of Incorporation (3)

3.4	Articles of Amendment to Articles of Incorporation (4)

3.5	Articles of Amendment to the Articles of Incorporation (5)

3.6	Bylaws (1)

3.7	Articles of Amendment to the Articles of Incorporation (6)

31.1	Section 302 Certificate of Principal Executive Officer *

31.2	Section 302 Certificate of Principal Financial Officer *

32.1	Section 906 Certificate of Chief Executive Officer *

*	filed herewith

(1)	Incorporated by reference to the Report on Form 8-K as filed on December 8, 1999.

(2)	Incorporated by reference to the Report on Form 8-K as filed on December 27, 2001.

(3)	Incorporated by reference to the annual report on Form 10-KSB for the fiscal year ended December 31, 2002.

(4)	Incorporated by reference to the Report on Form 8-K as filed on March 17, 2005.

(5)	Incorporated by reference to the Report on Form 8-K as filed on August 22, 2006.

(6)	Incorporated by reference to the Report on Form 8-K as filed on September 15, 2006.

LINKWELL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Linkwell Corporation

Date: May 16, 2011	By:	/s/ Xuelian Bian
Xuelian Bian,
Chief Executive Officer, President and Principal Executive Officer