Form 10-Q
period 2011-06-30
Linkwell CORP
filed 2011-08-15
CIK 1042463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2011

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
As of [August 15, 2011], there were [94,605,475] shares of our common stock issued and outstanding.

LINKWELL CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

The information which appears on our web site at www.linkwell.us is not part of this report.

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalent	$1,095,952	$3,170,529
Accounts receivable, net	2,389,960	2,949,855
Accounts receivable - related parties, net	8,024,456	7,376,366
Due from related party	1,102,131	2,100,204
Other receivables	4,913,455	152,337
Inventories, net	2,811,824	2,072,976
Prepaid expenses and other current assets	979,993	957,633

Total current assets	21,317,771	18,779,900

NON-CURRENT ASSETS
Property, plant and equipment, net	2,056,451	2,192,295
Deposit	554,000	554,000
Construction in progress	150,778	-
Intangible assets	359,554	410,918
Total non-current assets	3,120,783	3,157,213
TOTAL ASSETS	$24,438,554	$21,937,113

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loans payable	$1,545,213	$1,132,469
Accounts payable and accrued expenses	3,574,386	2,338,609
Advances from customers	293,613	286,914
Taxes payable	209,930	365,375
Other payables	2,305	61,247
Due to related parties	1,001,046	1,380,628
Total current liabilities	6,626,493	5,565,242
Put option liability	2,400,000	2,400,000
Total liability	9,026,493	7,965,242
COMMITMENT AND CONTINGENCY
STOCKHOLDERS' EQUITY
Preferred Stock, No par value; 10,000,000 authorized, no shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	-	-
Common Stock, $.0005 par value, 150,000,000 authorized, 94,605,475 and 86,605,475 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	47,302	43,303
Additional paid-in capital	7,870,021	7,474,021
Statutory surplus reserve	802,749	802,749
Deferred compensation	(9,792)	(109,042)
Retained earnings	4,638,991	4,188,519
Accumulated other comprehensive income	1,438,233	1,066,622

Total Linkwell Corporation stockholder's equity	14,787,504	13,466,172

NONCONTROLLING INTEREST	624,557	505,699
TOTAL STOCKHOLDERS' EQUITY	15,412,061	13,971,871
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$24,438,554	$21,937,113

See accompanying notes to these consolidated financial statements.

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2011	2010	2011	2010
NET SALES
Non-related companies	$3,454,099	$4,423,073	$1,839,839	$2,574,186
Related companies	3,566,996	1,441,775	1,958,047	266,773
Total Net Sales	7,021,095	5,864,848	3,797,886	2,840,959
COST OF SALES	3,781,224	2,993,896	2,101,993	1,442,850
GROSS PROFIT	3,239,871	2,870,952	1,695,893	1,398,109
OPERATING EXPENSES
Selling expenses	521,059	690,883	317,894	334,913
General and administrative	1,860,681	1,582,126	1,079,103	713,955
Total Operating Expenses	2,381,739	2,273,009	1,396,996	1,048,868
INCOME FROM OPERATIONS	858,132	597,943	298,897	349,241
OTHER INCOME (EXPENSES)
Other income (expenses)	(19,781)	26,753	25,924	18,606
Interest expense	(33,907)	(36,867)	(22,246)	(15,127)
Total Other Expenses, net	(53,688)	(10,114)	3,678	3,479
INCOME BEFORE INCOME TAX	804,444	587,829	302,575	352,720
INCOME TAX EXPENSE	(235,115)	(142,885)	(134,962)	(74,253)
NET INCOME INCLUDING NONCONTROLLING INTEREST	569,329	444,944	167,613	278,467

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(118,858)	(60,178)	(76,189)	(32,818)
NET INCOME ATTRIBUTABLE TO LINKWELL CORP	450,471	384,766	91,424	245,649
OTHER COMPREHENSIVE INCOME
Foreign currency translation	371,611	71,298	205,325	67,845
COMPREHENSIVE INCOME	$822,082	$456,064	$296,749	$313,494

BASIC AND DILUTED INCOME PER COMMON SHARE:
Basic earnings per shares	$0.01	$0.00	$0.00	$0.00
Diluted earnings per shares	$0.01	$0.00	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	88,240,834	86,605,475	89,858,222	86,605,475
Diluted	88,240,834	86,605,475	89,858,222	86,605,475

See accompanying notes to these consolidated financial statements.

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$569,329	$444,944
Adjustments to reconcile income including noncontrolling
Interest to net cash provided by (used in) operating activities:
Stock compensation expense	400,000	-
Deferred compensation	99,250	99,250
Depreciation and amortization	224,006	176,492
Loss from disposal of property	42,155	973
Increase(decrease) in current assets
Accounts receivable	622,088	7,509
Accounts receivable - related party	(440,835)	(328,579)
Other receivables	(4,005,829)	(134,672)
Inventories	(683,112)	(547,537)
Deposits, prepaid expenses and other current assets	(85,613)	(42,187)
Increase(decrease) in current liabilities
Accounts payable and accrued expenses	1,111,259	642,484
Other payables	-	(78,544)
Taxes payable	(162,234)	(108,642)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,309,537)	131,491
CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	(149,176)	(42,636)
Purchase of property, plant and equipment	(29,754)	(117,575)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(178,930)	(160,211)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in due to related parties	(405,498)	(255,761)
Change in due from related parties	376,839	-
Proceeds from loans payable	382,199	703,276
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	353,540	447,515
EFFECT OF EXCHANGE RATE ON CASH	60,349	13,792
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,074,577)	432,587
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,170,529	2,144,360
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,095,952	$2,576,947
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$27,680	$11,636
Income taxes	$306,374	$126,455

See accompanying notes to these consolidated financial statements.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2011 AND DECEMBER 31, 2010

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

The unaudited financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2010 Annual Report on Form 10-K.  The results for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in the six months ended June 30, 2011 and 2010 include the allowance for doubtful accounts, useful life of property and equipment, and inventory reserve.

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

As of June 30, 2011 and December 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

ACCOUNTS RECEIVABLE

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2011 and December 31, 2010, the Company established that, based on a review of its third party accounts receivable outstanding balances, allowances for doubtful accounts in the amounts of $974,465 and $952,232, respectively. As of June 30, 2011 and December 31, 2010, the Company established that, based on a review of its related party accounts receivable outstanding balances, allowances for doubtful accounts in the amounts of $611,996 and $598,033, respectively.

INVENTORIES

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method.  The valuation of inventory requires the Company to estimate obsolete or excess inventory based on analysis of future demand for our products. Due to the nature of the Company’s business and our target market, levels of inventory in the distribution channel, changes in demand due to price changes from competitors and introduction of new products are not significant factors when estimating the Company’s excess or obsolete inventory. If inventory costs exceed expected market value due to obsolescence or lack of demand, inventory write-downs may be recorded as deemed necessary by management for the difference between the cost and the market value in the period that impairment is first recognized. As of June 30, 2011 and December 31, 2010, the reserve for obsolete inventory amounted to $0.

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, during the six months ended June 30, 2011 and 2010, there were no significant impairment of its long lived assets.

ADVANCES FROM CUSTOMERS

As of June 30, 2011 and December 31, 2010, advances from customers were $293,613 and $286,914, respectively. These advances consisted of prepayments from third party customers to the Company for merchandise that had not yet been shipped by the Company. The Company will recognize the prepayments as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

The Company adopted the provisions of the Financial Accounting Standards Board's ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (codified in FASB ASC Topic 740). When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interests associated with unrecognized tax benefits are classified as interest expenses and penalties are classified in selling, general and administrative expenses in the statements of income. At June 30, 2011 and December 31, 2010, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

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

            The following table presents a reconciliation of basic and diluted earnings per share for the six months ended June 30, 2011 and 2010:

	2011	2010
Net income	$450,471	$384,766

Weighted average shares outstanding - basic	88,240,834	86,605,475
Effect of dilutive securities:
Unexercised warrants	-	-
Weighted average shares outstanding - diluted	88,240,834	86,605,475

Earnings per share - basic	$0.01	$0.00
Earnings per share - diluted	$0.01	$0.00

            The following table presents a reconciliation of basic and diluted earnings per share for the three months ended June 30, 2011 and 2010:

	2011	2010
Net income	$91,424	$245,649

Weighted average shares outstanding - basic	89,858,222	86,605,475
Effect of dilutive securities:
Unexercised warrants	-
Weighted average shares outstanding - diluted	89,858,222	86,605,475

Earnings per share - basic	$0.00	$0.00
Earnings per share - diluted	$0.00	$0.00

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

CONCENTRATION OF BUSINESS AND CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the U.S. and in China. The majority of the Company’s bank accounts in banks located in the PRC are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S banks. As of June 30, 2011 and December 31, 2010, the Company maintained cash in the U.S. in a financial institution insured by the FDIC in the approximate amounts of $9,029 and $2,315, respectively.

Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables are limited due to the wide distribution of our products and shorter payment terms than customary in the PRC. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. For the six months ended June 30, 2011 and 2010, sales to related parties accounted for 51% and 25% of net revenue, respectively.  For the three months ended June 30, 2011 and 2010, sales to related parties accounted for 52% and 9% of net revenue, respectively.

The Company is operating in the People’s Republic of China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the U.S. dollar and the RMB.

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

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Balance sheet items, except for the registered and paid-up capital and retained earnings as of June 30, 2011 and December 31, 2010.	US$1=RMB6.4716	US$1=RMB6.6227

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Amounts included in the statements of operations, and statements of cash flow for the six months ended June 30, 2011 and 2010.	US$1=RMB6.5411	US$1=RMB6.8252

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $268,837 and $211,512 for the six months ended June 30, 2011 and 2010, respectively.  Shipping costs were $120,855 and $91,732, respectively for the three months ended June 30, 2011 and 2010.

ADVERTISING

Advertising is expensed as incurred and included in selling expenses. For the six months ended June 30, 2011 and 2010, advertising expenses amounted to $24,381 and $33,222, respectively.  For the three months ended June 30, 2011 and 2010, advertising expenses amounted to $5,173 and $17,297, respectively.

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

RESEARCH AND DEVELOPMENT COST

Research and development costs are expensed as incurred and included in general and administrative expenses. These costs primarily consist of cost of materials used and salaries paid for the development department of the Company and fees paid to third parties. Research and development costs for the six months ended June 30, 2011 and 2010 were $65,284 and $103,506, respectively.  Research and development costs for the three months ended June 30, 2011 and 2010 were $10,571 and $34,566, respectively.

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

RECLASSIFICATIONS

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220):  Presentation of Comprehensive Income.  Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the effect that the adoption of this pronouncement will have on its financial statements.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to retained earnings beginning in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted the disclosure requirements for the business combinations in 2011.

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

NOTE 2 – INVENTORIES

A summary of inventories by major category as of June 30, 2011 and December 31, 2010 were as follows:

	2011	2010
	(Unaudited)	(Audited)
Raw materials	$1,094,397	$820,293
Work-in-process	41,402	31,398
Finished goods	1,676,025	1,221,285
Net inventories	$2,811,824	$2,072,976

NOTE 3 – PROPERTY AND EQUIPMENT

At June 30, 2011 and December 31, 2010, property and equipment consisted of the following:

	Estimated Useful Life (In years)	2011	2010
		(Unaudited)	(Audited)
Office equipment and furniture	3-7	$420,421	$404,130
Autos and trucks	5	343,815	327,479
Manufacturing equipment	2-10	844,380	826,136
Building	5-20	1,637,329	1,643,684
Subtotal		3,245,945	3,201,429
Less: Accumulated depreciation		(1,189,494)	(1,009,134)
Property and equipment, net		$2,056,451	$2,192,295

           For the six months ended June 30, 2011 and 2010, depreciation expenses amounted to approximately $172,000 and $125,000, respectively. For the three months ended June 30, 2011 and 2010, depreciation expenses amounted to approximately $102,000 and $68,000, respectively.

NOTE 4 – CONSTRUCTION IN PROGRESS

The Company had construction in progress of $150,778 for constructing a warehouse for its finished products.  The project was completed in July 2011.

NOTE 5 - INTANGIBLE ASSETS

At June 30, 2011 and December 31, 2010, intangible assets consisted of customers’ lists arising from the acquisition of Likang Biological, amortized over 5 years. Net intangible assets as of June 30, 2011 and December 31, 2010 totaled $359,554 and $410,918, respectively.  Amortization expenses for the six months ended June 30, 2011 and 2010 were $51,365 and $51,365, respectively.  Amortization expenses for the three months ended June 30, 2011 and 2010 were 25,682 and $25,682. Annual amortization expenses for the next five years from June 30, 2011 are expected to be: $102,730, $102,730, $102,730, $51,363 and $0.

NOTE 6 - DEPOSITS

At June 30, 2011 and December 31, 2010, deposits mainly represented prepaid application fee of $544,000 for the deposit of purchasing an acquisition target in China.

NOTE 7 - OTHER RECEIVABLES

At June 30, 2011 and December 31, 2010, the Company had other receivables of $4,913,455 (net of bad debt allowance $120,527) and $152,337, respectively. Other receivables at June 30, 2011 primarily includes short-term advances to Wuhai Likang of approximately $2,500,000 made during the six months ended June 30, 2011. This short-term advance accrues interest at an annual rate of 4%, and is payable upon demand.

Wuhai Likang was a related party of the Company in 2010 due to the Company being in the process of acquiring a controlling position in Wuhai Likang. As of December 31, 2010, the Company had made advances totaling $1,567,337 to Wuhai Likang to advance this purchase and to provide operating funds to Wuhai Likang. Any portion of such advances in support of acquisition, or to provide operating funds to Wuhai Likang, was classified as of due from related party as of December 31, 2010 pending approval of the acquisition. As of June 30, 2011 government approval for this acquisition has not occurred and is unable to be completed. During the six months ended June 30, 2011, the existing shareholders of Wuhai Likang contributed additional capital into Wuhai Likang, which resulted in a reduction of the Company’s ownership position in Wuhai Likang to approximately 7.65% of Wuhai Likang as of June 30, 2011. With this reduction in ownership, and reduction in influence over Wuhai Likang, the Company’s management has determined that Wuhai Likang is not deemed a related party. Accordingly, the due from related party of $1,567,337 as of December 31, 2010 and the aforementioned approximate $2,500,000 advances made during the six months ended June 30, 2011, have been classified as an other receivable as of June 30, 2011.

NOTE 8 - LOANS PAYABLE

Loans payable consisted of the following at June 30, 2011 and December 31, 2010:

	2011	2010
	(Unaudited)	(Audited)
Loan from Shanghai Rural Commercial Bank, Dachang Branch due on May 10, 2012 with interest rate of 6.94% per annum. Guaranteed by Shanhai Group and Mr. Bian, Chairman of the Company (RMB 7,400,000).	$1,143,458	$739,880
Loan from Shanghai Rural Commercial Bank, Dachang Branch due on July 13, 2011 with interest rate of 5.31% per annum. Guaranteed by Shanhai Group and Mr. Bian, Chairman of the Company (RMB 2,600,000)	401,755	392,589
	$1,545,213	$1,132,469

NOTE 9 – RELATED PARTY TRANSACTIONS

Linkwell Tech's wholly-owned subsidiary, LiKang Disinfectant, is engaged in business activities with three related parties: Shanghai ZhongYou Pharmaceutical High-Tech Co., Ltd., (“ZhongYou”), Shanghai Jiuqing Pharmaceuticals Company, Ltd. (“Shanghai Jiuqing”) and Linkwell International Trading Co., Ltd. (“Linkwell Trading”).

The Company’s Chairman and Chief Executive Officer, Xuelian Bian, and Vice President and Director, Wei Guan, own 90% and 10% respectively, of the capital stock of ZhongYou. In March 2007, Wei Guan sold his 10% ownership to Bing Chen, the President of LiKang Disinfectant. In August 2007, Xuelian Bian sold his 90% ownership to his mother, Xiuyue Xing. In October 2007, the two new shareholders, Bing Chen (10%) and Xiuyue Xing (90%) sold all of their shares in ZhongYou to Shanghai Jiuqing, whose 100% owner is Shanghai Ajiao Shiye Co. Ltd. Mr. Bian is currently a 60% shareholder of Shanghai Ajiao Shiye Co. Ltd.

For the six months ended June 30, 2011 and 2010, the Company recorded sales of $3,566,996 and $1,440,292 to ZhongYou, respectively.  For the three months ended June 30, 2011 and 2010, the Company recorded sales of $1,958,047 and $266,262 to ZhongYou, respectively.  At June 30, 2011 and December 31, 2010, accounts receivables from sales to ZhongYou were $7,303,259 and $6,701,229, respectively.

Shanghai Ajiao Shiye Co. Ltd. owns 100% of Shanghai Jiuqing. Xuelian Bian is a 60% shareholder of Shanghai Ajiao Shiye Co. Ltd. During the six months ended June 30, 2011 and 2010, the Company recorded sales of $0 and $1,483 to Shanghai Jiuqing, respectively.  During the three months ended June 30, 2011 and 2010, the Company recorded sales of $0 and $345 to Shanghai Jiuqing, respectively.  At June 30, 2011 and December 31, 2010, accounts receivable from sales to Shanghai Jiuqing were $90,339 and $88,278, respectively.

As of June 30, 2011 and December 31, 2010, $1,102,131 and $2,100,204 were due from related parties, respectively, representing short-term advances and other receivables not including the receivables from sales. Wuhai Likang was a related party of the Company at December 31, 2010 due being in the process of acquiring a controlling position in Wuhai Likang. As of June 30, 2011 government approval for this acquisition has not occurred and is unable to be completed. During the six months ended June 30, 2011, the existing shareholders of Wuhai Likang contributed additional capital into Wuhai Likang, which resulted in a reduction of the Company’s ownership position in Wuhai Likang to approximately 7.65% of Wuhai Likang as of June 30, 2011. With this reduction in ownership, and reduction in influence over Wuhai Likang, the Company’s management has determined that Wuhai Likang is not deemed a related party (See note 7).

As of June 30, 2011, the Company owed its management $54,000 and other related parties $947,046.  As of December 31, 2010, the Company owed its management $54,000 and other related parties $1,326,628.

NOTE 10 – TAXES PAYABLE

Taxes payable consisted of the following at June 30, 2011 and December 31, 2010, respectively:

	2011	2010
	(Unaudited)	(Audited)
Income tax payable	$103,273	$132,140
Value added tax payable	97,917	225,810
Other taxes payable	8,740	7,425
	$209,930	$365,375

NOTE 11 –PUT OPTION LIABILITY

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

NOTE 12 - INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Linkwell Corp and Linkwell Tech were incorporated in the U.S. and have net operating losses (NOL) for income tax purposes.  Linkwell Corp and Linkwell Tech had net operating loss carry forwards for income taxes of approximately $2,674,000 at June 30, 2011, which may be available to reduce future years’ taxable income as NOL’s can be carried forward up to 20 years from the year the loss is incurred. Under IRC section 382, certain of these loss carry-forward amounts may be limited due to the more than 50% change in ownership which took place during 2004. The Company’s management believes that the realization of benefits from these losses are uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% valuation allowance has been provided on the deferred tax asset of approximately $1,015,000.

Likang Disinfectant and Likang Biological are governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments.  Likang Disinfectant is subject to preferential income tax rate of 12.5% for 2011 and 2010; Likang Biological is subject to income tax rate of 25% since 2010.

NOTE 13 - STATUTORY RESERVES

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

Common Welfare Fund

The common welfare fund is a voluntary fund that provides that the Company can elect to transfer 5% to 10% of its net income to this fund. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.  The Company did not make any reserve to this fund during six months ended June 30, 2011 and 2010.

NOTE 14 – STOCKHOLDERS’ EQUITY

Common Stock

On July 1, 2009, the Company entered into a two year consulting agreement with FirsTrust Group, Inc. for business development and capital markets advisory services. In connection with this agreement, the Company issued 1,800,000 shares of common stock valued at $0.09 per share to FirsTrust Group, Inc. and recorded $162,000 as deferred compensation. The Company had accumulated amortization of $162,000 for stock-based compensation as of June 30, 2011. This agreement has a penalty to the stock recipient for non-compliance with its terms. The Company recorded stock based compensation of $40,500 during the six months ended June 30, 2011 and 2010 with respect to this agreement. The stock-based compensation expense was fully expensed in June 2011.

On August 1, 2009, the Company entered into a two year agreement with Shanghai Hai Mai Law Firm for legal services. In connection with this agreement, the Company issued 2,350,000 shares of common stock valued at $0.10 per share to Shanghai Hai Mai Law Firm and recorded $235,000 as deferred compensation. The Company had accumulated amortization of $225,208 for stock-based compensation as of June 30, 2011. This agreement has a penalty to the stock recipient for non-compliance with its terms. The Company recorded stock based compensation of $58,750 during the six months ended June 30, 2011 and 2010 with respect to this agreement.

On December 30, 2009, the Company issued 4,000,000 shares of common stock in exchange for acquiring a 51% equity interest in an acquisition target in China for $544,000 which was accounted for as a deposit as of March 31, 2011. However, the acquisition target has increased its registered capital to RMB 50 million by the contribution of new investors in April 2010, which resulted in a decrease of the equity interest owned by Linkwell to 9.18%. The Company is in the process of closing the acquisition, which is contingent upon receiving governmental approval. This acquisition has not closed as of June 30, 2011.

On May 25, 2011, the Company issued 8,000,000 shares of common stock to two directors and two employees under the Company’s 2005 Equity Compensation Plan, as amended.

NOTE 15 - COMMITMENTS

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

Future minimum rental payments required under these operating leases are as follows:

As of June 30, 2011
Remainder of Fiscal 2011	$80,000

NOTE 16 – CONTINGENCY

On May 23, 2011, we entered into a Settlement Agreement (“Settlement Agreement”) with Alpha Capital Aktiengesellschaft (“Alpha”) and Osher Capital Inc. (“Osher”) (Alpha and Osher collectively the “Plaintiffs”) for the lawsuit the Plaintiffs filed against us in the Supreme Court of the State of New York, County of New York, as previously disclosed in the Quarterly Report Form 10-Q filed with the SEC on May 16, 2011. In satisfaction of all the obligations stated under the terms of the Settlement Agreement, we agreed to pay Alpha Eighty Thousand Dollars ($80,000) and Osher Forty Thousand Dollars ($40,000). Upon the execution of the Settlement Agreement and in consideration of the terms and conditions in the Agreement, both parties will mutually release and forever discharge any and all claims, whether known or unknown, that the parties may now have or may hereafter have against each other from the beginning of time through the date of the Settlement Agreement. The Company recorded $120,000 as expense accordingly.

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

Note 18 – SUBSEQUENT EVENTS

           For the six months ended June 30, 2011, the Company has evaluated subsequent events for potential recognition and disclosure through the date of the financial statement issuance.

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

Since our incorporation in 1988, we have developed, manufactured and distributed disinfectant health care products primarily to the medical industry in China. In recent years, China has experienced a variety of public health crises, such as the outbreak of SARS, which demonstrated the need for increased health standards in China. In response, since the beginning in 2002, the Chinese government has undertaken various initiatives to improve public health and living standards, including continuing efforts to educate the public about the need for proper sanitation procedures and the establishment of production standards for the disinfectant industry in China. As a result of this heightened license and permit system, all disinfectant manufacturers must comply with “qualified disinfection product manufacturing enterprise requirements” established by the Ministry of Public Health. The requirements include standards for hardware, such as facilities and machinery, and software, including the technology to monitor the facilities, as well as the heightened knowledge and capability of the production staff regarding quality control procedures. Following the adoption of the industry standards in 2002, we were granted thirty-one hygiene licenses by the Ministry of Public Health.

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

The disinfectant industry in China is an emerging industry that is populated with small, regional companies. We estimate that there are more than 1,000 manufacturers and distributors of disinfectant products in China; however, most domestic competitors offer a limited line of products and there are only a few domestic companies with a nationwide presence. We believe that our national marketing and sales presence throughout all twenty-two provinces, as well as four autonomous regions and four municipalities in China, give us a competitive advantage over many other disinfectant companies in China and will enable us to leverage the brand awareness for our products with commercial customers to the retail marketplace.

Our present manufacturing facilities and production capacities are sufficient for the foreseeable future, and we believe that we have the assets and the capital necessary to enable the increase of our revenue as the market for disinfectant products in China continues to increase.  We will continue to focus our efforts on the retail market for our products, as well as on expanding our traditional base of commercial customers. In addition, we may also consider the possible acquisition of independent sales networks, which may be used to increase our product distribution capacity and align us with small, regional companies in the industry.

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2011 and 2010

The table below sets forth the results of operations for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, accompanied by the percentage changes.

	2011		2010
	$	% of Sales	$	% of Sales
Net Sales

Non-related companies	$3,454,099	49.2%	$4,423,073	75.4%

Related companies	3,566,996	50.8%	1,441,775	24.6%

Total Net Sales	7,021,095	100%	5,864,848	100%

Cost of Sales	3,781,224	53.9%	2,993,896	51.0%

Gross Profit	3,239,871	46.1%	2,870,952	49.0%

Selling Expense	521,059	7.4%	690.883	11.8%

General and Administrative	1,860,681	26.5%	1,582,126	27.0%

Total Operating Expenses	2,381,739	33.9%	2,273,009	38.8%

Income from Operations	858,132	12.2%	597,943	10.2%

Other Income (Expenses), net	(53,688)	(0.8)%	(10,114)	(0.2)%

Income tax expense	(235,115)	(3.3)%	(142,885)	(2.4)%

Net Income including non-controlling interest	569,329	8.1%	444,944	7.6%

Less: net income attributable non-controlling interest	(118,858)	(1.7)%	(60,178)	(1.0)%

Net Income attributable to Linkwell Corp	450,471	6.4%	384,766	6.6%

NET SALES

Net sales for the six months ended June 30, 2011 were $7,021,095 as compared to net sales of $5,864,848 for the same period in 2010, an increase of $1,156,247, or approximately 19.7%. This increase in net sales was due to our efforts in developing new customer base and diversity of our products, as well as increased demand from our existing customers.   Of our total net sales for the six months ended June 30, 2011, $3,566,996, or approximately 51%, was attributable to related parties as compared to net sales of $1,441,775, or approximately 25%, in 2010.

COST OF SALES

Cost of sales includes raw materials and manufacturing costs, which include labor, rent and an allocated portion of overhead expenses, such as utilities, directly related to product production. For the six months ended June 30, 2011, cost of sales amounted to $3,781,224, or approximately 53.9% of net sales, as compared to the cost of sales of $2,993,896, or approximately 51.0% of net sales for the same period in 2010.  The increase in cost of sales as a percentage of sales was mainly due to new levied city construction tax and education surcharge tax, which started from December 2010, as well as increase in the price of raw materials.

GROSS PROFIT

Gross profit for the six months ended June 30, 2011 was $3,239,871, or approximately 46.1% of net revenue, as compared to $2,870,952, or approximately 49.0% of net revenue for the same period in 2010. The decrease in gross profit margin was mainly due to the increased cost of revenue as a percentage of revenue.

OPERATING EXPENSES

Total operating expenses consisted of selling, general and administrative expenses. For the six months ended June 30, 2011, total operating expenses were $2,381,739, an increase of $108,730, or approximately 4.8%, from total operating expenses of $2,273,009 for the same period in 2010. The increase in operating expenses was mainly due to recorded expenses resulted from the settlement of a lawsuit mentioned in further detail in Part II, Item 1, “Legal Proceedings,” despite decreased travel expenses, meeting expenses, and meals and entertainment.

NONCONTROLLING INTEREST

  On February 15, 2008, we entered into a stock purchase agreement with Ecolab, pursuant to which Ecolab purchased and Linkwell Tech sold 888,889 of its shares, or 10% of the issued and outstanding capital stock of Linkwell Tech, for a total of $2,000,000. On March 28, 2008 and June 4, 2008, Linkwell Tech received $200,000 and $1,388,559, respectively, from Ecolab. Linkwell Tech received a total of $2,000,000 from Ecolab, inclusive of a $400,000 loan that Ecolab released to Linkwell Tech and accrued interest of $11,441. On May 31, 2008, Linkwell Tech and Ecolab entered into the Linkwell Tech Group Inc. Stockholders Agreement, whereby both our Company and Ecolab are subject to, and are the beneficiaries of, certain pre-emptive rights, transfer restrictions and take-along rights relating to the shares of Linkwell Tech that we and Ecolab each hold. As of May 31, 2008, the principal and accrued interest of $11,441 on the short-term $400,000 loan became part of Ecolab’s investment and no longer needed to be repaid. After this transaction, Ecolab became a 10% minority interest holder of Linkwell Tech. For the six months ended June 30, 2011, we had a minority interest expense of $118,858 as compared to $60,178 in 2010.

NET INCOME

Our net income for the six months ended June 30, 2011 was $450,471 compared to $384,766 for the same period in 2010, an increase of $65,705 or 17.1%.  Net income as a percentage of revenue was 6.4% for the six months ended June 30, 2011, while it was 6.6% for the same period in 2010. This increase in net income was attributable to an increase in sales.

Comparison of the three months ended June 30, 2011 and 2010

The table below sets forth the results of operations for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, accompanied by the percentage of changes.

	2011		2010
	$	% of Sales	$	% of Sales
Net Sales

Non-related companies	$1,839,839	48.4%	$2,574,186	90.6%

Related companies	1,958,047	51.6%	266,773	9.4%

Total Net Sales	3,797,886	100%	2,840,959	100%

Cost of Sales	2,101,993	55.3%	1,442,850	50.8%

Gross Profit	1,695,893	44.7%	1,398,109	49.2%

Selling Expense	317,894	8.4%	334,913	11.8%

General and Administrative	1,079,103	28.4%	713,955	25.1%

Total Operating Expenses	1,396,996	36.8%	1,048,868	36.9%

Income from Operations	298,897	7.9%	349,241	12.3%

Other Income (Expenses), net	3,678	0.1%	3,479	0.1%

Income tax expense	(134,962)	(3.6)%	(74,253)	(2.6)%

Net Income including non-controlling interest	167,613	4.4%	278,467	9.8%

Less: net income attributable non-controlling interest	(76,189)	(2.0)%	(32,818)	(1.2)%

Net Income attributable to Linkwell Corp	91,424	2.4%	245,649	8.6%

NET SALES

Net sales for the three months ended June 30, 2011 were $3,797,886 as compared to net sales of $2,840,959 for the same period in 2010, an increase of $956,927, or approximately 33.7%. This increase in net sales was due to our efforts in developing new customer base and diversity of our products, as well as the increased demand from our existing customers.  Of our total net sales for the three months ended June 30, 2011, $1,958,047, or approximately 52%, was attributable to related parties as compared to net sales of $266,773, or approximately 9%, in 2010.

COST OF SALES

Cost of sales includes raw materials and manufacturing costs, which include labor, rent and an allocated portion of overhead expenses, such as utilities, directly related to product production. For the three months ended June 30, 2011, cost of sales amounted to $2,101,993, or approximately 55.3% of net sales, as compared to the cost of sales of $1,442,850, or approximately 50.8% of net sales for the same period in 2010.   The increase in cost of sales as a percentage of sales was mainly due to new levied city construction tax and education surcharge tax for Likang Disinfectant starting from December 2010, which was previously exempted by the tax authority, as well as the increase in the price of raw materials.

GROSS PROFIT

Gross profit for the three months ended June 30, 2011 was $1,695,893, or approximately 44.7% of net revenue, as compared to $1,398,109, or approximately 49.2% of net revenue for the same period in 2010. The decrease in gross profit margin was mainly due to the increased cost of revenue as a percentage of revenue.

OPERATING EXPENSES

Total operating expenses consisted of selling, general and administrative expenses. For the three months ended June 30, 2011, total operating expenses were $1,396,996, an increase of $348,128, or approximately 33.2%, from total operating expenses of $1,048,868 for the same period in 2010. The increase in operating expenses was mainly due to recorded expenses of $120,000 resulted from settlement of lawsuit, and increased employee salaries as a result of overall inflation in China.

NONCONTROLLING INTEREST

On February 15, 2008, we entered into a stock purchase agreement with Ecolab, pursuant to which Ecolab purchased and Linkwell Tech sold 888,889 of its shares, or 10% of the issued and outstanding capital stock of Linkwell Tech, for a total of $2,000,000. On March 28, 2008 and June 4, 2008, Linkwell Tech received $200,000 and $1,388,559, respectively, from Ecolab. Linkwell Tech received a total of $2,000,000 from Ecolab, inclusive of a $400,000 loan that Ecolab released to Linkwell Tech and accrued interest of $11,441. On May 31, 2008, Linkwell Tech and Ecolab entered into the Linkwell Tech Group Inc. Stockholders Agreement, whereby both our Company and Ecolab are subject to, and are the beneficiaries of, certain pre-emptive rights, transfer restrictions and take-along rights relating to the shares of Linkwell Tech that we and Ecolab each hold. As of May 31, 2008, the principal and accrued interest of $11,441 on the short-term $400,000 loan became part of Ecolab’s investment and no longer needed to be repaid. After this transaction, Ecolab became a 10% minority interest holder of Linkwell Tech. For the three months ended June 30, 2011, we had a minority interest expense of $76,189 as compared to $32,818 in 2010.

NET INCOME

Our net income for the three months ended June 30, 2011 was $91,424 compared to $245,649 for the same period in 2010, a decrease of $154,225 or 62.8%.  Net income as a percentage of revenue was 2.4% for the three months ended June 30, 2011, while it was 8.6% for the same period in 2010. This decrease in net income was attributable to increased cost of goods sold, general and administrative expenses and income tax for Likang Disinfectant whose income tax rate increased from 12.5% in 2010 to 15% in 2011.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying financial statements, our working capital increased $1,476,620, or approximately 11%, from $13,214,658 on December 31, 2010 to $14,691,278 on June 30, 2011. With the expansion of our businesses, we anticipate the need to utilize our capital resources in the near future. In addition to our working capital, we intend to obtain required capital through a combination of bank loans and the sale of our equity securities.

We currently have no material commitments for capital expenditures. As of June 30, 2011, we had a total of $1,545,213 in outstanding short-term loans, which will mature in July 2011. Other than our working capital and loans, we presently have no other alternative capital resources available to us. We plan to build additional product lines and upgrade our manufacturing facilities in order to expand our production capacity and improve the quality of our products. Based on our preliminary estimates, upgrades and expansion will require additional capital of approximately $1,000,000.

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

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2011 and 2010:

	2011	2010
Cash provided by (used in):
Operating Activities	$(2,309,537)	$131,491
Investing Activities	(178,930)	(160,211)
Financing Activities	(353,540)	447,515

NET CASH FROM OPERATING ACTIVITES

Net cash used in operating activities for the six months ended June 30, 2011 was $2,309,537, as compared to net cash provided by operating activities of $131,491 for the same period in 2010, an increase of cash outflow of $2,441,028. The increase in cash outflow in the six months ended June 30, 2011 was mainly a result of an increase in other receivables outstanding, prepaid expense and payment for inventory despite increased net income, and timely collection on accounts receivable from unrelated sales as compared to the same period in 2010.

NET CASH FROM INVESTING ACTIVITIES

Net cash used in investing activities for the six months ended June 30, 2011 was $178,930 as compared to net cash used in investing activities of $160,211 in the same period in 2010, an increase of $18,719. Cash used in investing activities in the six months ended June 30, 2011 mainly consisted of $149,176 increase of construction in progress and $29,754 for the purchase of equipment, while in 2010, we spent $117,575 for purchase of fixed assets and $42,636 for construction in progress.

NET CASH FROM FINANCING ACTIVITIES

Net cash provided by financing activities was $353,540 for the six months ended June 30, 2011 compared to net cash provided by financing activities of $447,515 in the same period of 2010. This increase was primarily a result of $405,498 decrease in due to related parties, a decrease of $376,839 for due from related parties, and $382,199 proceeds from short-term loan. In comparison to the six months ended June 30, 2010, we had a $703,276 cash inflow from short-term loans, and a $255,761 decrease in due to related parties

 CRITICAL ACCOUNTING POLICIES

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

Our revenue from the sale of products to related parties are recorded when the goods are shipped to the customers from our related parties. Upon shipment, title passes, and collectibility is reasonably assured. We receive purchase orders from our related parties on an as needed basis from the related party customers. Generally, the related party does not hold our inventory. If the related party has inventory on hand at the end of a reporting period, the sale is reversed and the inventory is included in our balance sheet.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220):  Presentation of Comprehensive Income.  Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently assessing the effect that the adoption of this pronouncement will have on our financial statements.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to retained earnings beginning in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We have adopted the disclosure requirements for the business combinations in 2011.

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

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for our Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU did not have a material impact on our Company’s consolidated financial statements.

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

CONTRACTUAL OBLIGATION

Loans payable consisted of the following at June 30, 2011 and December 31, 2010:

	2011	2010

Loan from Shanghai Rural Commercial Bank, Dachang Branch due on May 10, 2012 with interest rate of 6.94% per annum. Guaranteed by Shanhai Group and Mr. Bian, Chairman of the Company (RMB 7,400,000).	$1,143,458	$739,880
Loan from Shanghai Rural Commercial Bank, Dachang Branch due on July 13, 2011 with interest rate of 5.31% per annum. Guaranteed by Shanhai Group and Mr. Bian, Chairman of the Company (RMB 2,600,000)	401,755	392,589
	$1,545,213	$1,132,469

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our principal executive officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2011.  Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that we files or submit under the Exchange Act are recorded, processed,  summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, who also serves as our principal financial officer and principal accounting officer, to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our principal executive officer concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that (i) information required to be disclosed by our Company in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our Company’s management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure by our Company; and (ii) information required to be disclosed by our Company in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specific in the Securities and Exchange Act rules and forms.

 There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the second quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

   On May 23, 2011, we entered into a Settlement Agreement (“Settlement Agreement”) with Alpha Capital Aktiengesellschaft (“Alpha”) and Osher Capital Inc. (“Osher”) (Alpha and Osher collectively the “Plaintiffs”) for the lawsuit the Plaintiffs filed against us in the Supreme Court of the State of New York, County of New York, as previously disclosed in the Quarterly Report Form 10-Q filed with the SEC on May 16, 2011. In satisfaction of all the obligations stated under the terms of the Settlement Agreement, we agreed to pay Alpha Eighty Thousand Dollars ($80,000) and Osher Forty Thousand Dollars ($40,000). Upon the execution of the Settlement Agreement and in consideration of the terms and conditions in the Agreement, both parties will mutually release and forever discharge any and all claims, whether known or unknown, that the parties may now have or may hereafter have against each other from the beginning of time through the date of the Settlement Agreement.

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

Linkwell Corporation

Date: August 15, 2011	By:	/s/ Xuelian Bian
Xuelian Bian,
Chief Executive Officer
President and Principal Executive Officer