Form 10-K/A
period 2010-12-31
Linkwell CORP
filed 2011-10-26
CIK 1042463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

N/A.

EXPLANATORY NOTE

Linkwell Corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 (the “Original Report”) to amend the following:

1) Item 15 of Part IV, to include revised certifications in accordance with the language set forth in Item 601(b)(31) of Regulation S-K in response to SEC comments.

No other changes have been made to the Original Report. This Amendment speaks as of the original filing date of the Original Report, does not reflect facts or events that may have occurred subsequent to the filing date of the Original Report, and does not modify or update in any way any other disclosures made in the Original Report, or subsequent to any periods for which disclosure was otherwise provided in the Original Report. Accordingly, this Amendment on Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing date of the Original Report, including any amendments thereto.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements, included in this Amendment on Form10-K/A and other filings of the registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as well as information communicated orally or in writing between the dates of such filings may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.

Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

31.1
Amended Certification of President and Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Form 10-K), filed herewith.

31.2
Amended Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Form 10-K), filed herewith.

31.3
Certification of President and Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Form 10-K/A), filed herewith.

31.4
Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Form 10-K/A), filed herewith.

32.1
Certification of President and Chief Executive Officer (Principal Executive Officer) and Principal Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Linkwell Corporation
(Registrant)

/s/ Xuelian Bian
Xuelian Bian
President and Chief Executive Officer
Principal Financial Officer

Dated: October 26, 2011