Form 10-Q/A
period 2011-06-30
Linkwell CORP
filed 2011-10-26
CIK 1042463

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
As of August 15, 2011, there were 94,605,475 shares of our common stock issued and outstanding.

EXPLANATORY NOTE

Linkwell Corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2011 (the “Original Report”) to amend the following:

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
President, Chief Executive Officer, and
Principal Financial Officer

Dated: October 26, 2011