Form 10-K/A
period 2010-12-31
Linkwell CORP
filed 2011-11-09
CIK 1042463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

N/A.

EXPLANATORY NOTE

Linkwell Corporation (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K/A  (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 (the “Original Report”), as previously amended by Form 10-K/A filed with the SEC on October 26, 2011 (“Amendment No. 1”), to amend the following:

1) Item 15 of Part IV, to include revised certifications in accordance with the language set forth in Item 601(b)(31) of Regulation S-K in response to SEC comments.

For the purposes of this Amendment, the Original Report and Amendment No. 1 have been amended and restated in their entirety. No other changes have been made to the Original Report. This Amendment speaks as of the original filing date of the Original Report, does not reflect facts or events that may have occurred subsequent to the filing date of the Original Report, and does not modify or update in any way any other disclosures made in the Original Report, or subsequent to any periods for which disclosure was otherwise provided in the Original Report. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing date of the Original Report, including any amendments thereto.

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

 ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)           Documents to be filed as part of this annual report:

(1)	Financial Statements – All consolidated financial statements of the Company as set forth under pages F1- F21 of this annual report.

(2)	Financial Statement Schedules – N/A

(3)	Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment to Articles of Incorporation (2)
3.3	Articles of Amendment to Articles of Incorporation (3)
3.4	Articles of Amendment to Articles of Incorporation (4)
3.5	Articles of Amendment to the Articles of Incorporation (9)
3.6	Bylaws (1)
3.7	Articles of Amendment to the Articles of Incorporation (10)
4.1	Form of common stock purchase warrant (5)
4.2	Form of Class A and Class B Common Stock Purchase Warrants (9)
10.1	Linkwell Corporation 2005 Equity Compensation Plan (8)
10.2	Form of agreement between Shanghai LiKang Disinfectant High-Tech Company, Limited and its customers (10)
10.3	Form of agreement between Shanghai LiKang Disinfectant High-Tech Company, Limited and its suppliers (10)
10.4	Sales Agreement dated as of January 1, 2005 between Shanghai LiKang Disinfectant High-Tech Co., Ltd. and Shanghai LiKang Meirui Pharmaceutical High-Tech Co., Ltd. (18)
10.5	Lease Agreement effective January 1, 2005 between Shanghai LiKang Disinfectant High-Tech Co., Ltd. and Shanghai Shanhai Group for principal executive offices (18)
10.6	Lease Agreement effective January 1, 2002 between Shanghai LiKang Pharmaceuticals Co., Ltd. and Shanghai LiKang Disinfectant High-Tech Co. Ltd. (18)
10.7	Lease Agreement effective January 1, 2005 between Shanghai Jinshan Zhuhang Plastic Lamp Factory, Ltd. and Shanghai LiKang Disinfectant High-Tech Co. Ltd. (18)
10.8	Manufacturing Agreement dated as of January 1, 2005 between Shanghai LiKang Disinfectant High-Tech Co., Ltd. and Shanghai LiKang Meirui Pharmaceutical High-Tech Co., Ltd. (18)
10.9	Lease Agreement dated December 15, 2004 between Shanghai Shanhai Group and Shanghai LiKang Disinfectant High-Tech Co., Ltd. (18)
10.10	Lease Agreement dated August 11, 2005 between Shanghai Henglain Industrial Co., Ltd. and Shanghai LiKang Disinfectant High-Tech Co., Ltd. (18)
10.11	Lease Agreement dated September 16, 2005 between Shanghai Henglain Industrial Co., Ltd. and Shanghai LiKang Disinfectant High-Tech Co., Ltd. (18)
10.12	Disinfection Education Center Agreement dated May 25, 2006 between Shanghai LiKang Disinfectant High-Tech Co., Ltd. and China Pest Infestation Control and Sanitation Association (18)
10.13	Stock Purchase Agreement, dated April 6, 2007, by and among the Company, Linkwell Tech, Xuelian Bian and LiKang Pharmaceutical (20)
10.13(a)	Amendment to Stock Purchase Agreement, dated March 25, 2008 by and among the Company, Linkwell Tech, Xuelian Bian and LiKang Pharmaceutical (21)
10.14	Stock Purchase Agreement, dated April 6, 2007, by and among the Company, Linkwell Tech, Xuelian Bian and LiKang Pharmaceutical (20)
10.14(a)	Amendment to Stock Purchase Agreement, dated March 25, 2008, by and among the Company, Linkwell Tech and Shanghai Shanhai (21)
10.15	Loan agreement between LiKang Disinfectant and LiKang Biological, as translated, dated January 2, 2007 (22)
10.16	Stock Purchase Agreement dated February 15, 2008, among Linkwell Corporation, Linkwell Tech Group, Inc., and Ecolab Inc. (23)

10.17	Linkwell Tech Group, Inc. Stockholders Agreement, dated May 30, 2008, by and among Linkwell Tech Group, Inc., Linkwell Corp. and Ecolab Inc. (24)
10.18	Registration Rights Agreement, dated May 30, 2008, by and among Ecolab Inc. and Linkwell Corp. (24)
10.19	Stock Purchase Agreement dated May 29, 2008, by and between Shanghai Likang Disinfectant Hi-Tech Co., Ltd, and Hong Kong Linkwell International Trading Company (25)
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

14.1	Code of Business Conduct and Ethics (18)
21.1	Subsidiaries of the Registrant (29)
23.1	Consent of Sherb & Co., LLP, filed herewith
31.1	Amended Certification of President and Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Form 10-K), filed herewith.
31.2	Amended Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Form 10-K), filed herewith.
31.3	Certification of President and Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Form 10-K/A), filed herewith
31.4	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Form 10-K/A), filed herewith
32.1	Certification of President and Chief Executive Officer (Principal Executive Officer) and Principal Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

(1)	Incorporated by reference to the Report on Form 8-K as filed on December 8, 1999.
(2)	Incorporated by reference to the Report on Form 8-K as filed on December 27, 2001.
(3)	Incorporated by reference to the annual report on Form 10-KSB for the fiscal year ended December 31, 2002.
(4)	Incorporated by reference to the Report on Form 8-K as filed on March 17, 2005.
(5)	Incorporated by reference to the Report on Form 8-K as filed on April 15, 2005.
(6)	Incorporated by reference to the Report on Form 8-K as filed on January 31, 2002.
(7)	Incorporated by reference to the Report on Form 8-K as filed on February 1, 2005.
(8)	Incorporated by reference to the Report on Form 8-K as filed on August 17, 2006.
(9)	Incorporated by reference to the Report on Form 8-K as filed on August 22, 2006.
(10)	Incorporated by reference to the Report on Form 8-K as filed on September 15, 2006.
(11)	Incorporated by reference to the Report on Form 8-K as filed on October 14, 2006.
(12)	Incorporated by reference to the Report on Form 8-K as filed on October 27, 2006.
(13)	Incorporated by reference to the Report on Form 8-K as filed on October 27, 2006.
(14)	Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-138297 as filed on October 30, 2006.
(15)	Incorporated by reference to the registration statement on Form SB-2, SEC File No. 333-139752, as amended, as initially filed on December 29, 2006.
(16)	Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-125871, as filed on June 16, 2005.

(17)	Incorporated by reference to the registration statement on Form S-8, SEC File No. 333-121963, as filed on January 11, 2005.
(18)	Incorporated by reference to the registration statement on Form SB-2, SEC File No. 333-131666, as amended, as initially filed on February 8, 2006.
(19)	Incorporated by reference to the by reference to the annual report on Form 10-KSB for the fiscal year ended December 31, 2006.
(20)	Incorporated by reference to the Report on Form 8-K as filed on April 14, 2007.
(21)	Incorporated by reference to the Report on Form 8-K as filed on March 28, 2008
(22)	Incorporated by reference to the by reference to the quarterly report on Form 10-QSB for the quarter ended March 31, 2007.
(23)	Incorporated by reference to the annual report on Form 10-KSB as filed on April 15, 2008
(24)	Incorporated by reference to the Report on Form 8-K as filed on June 5, 2008.
(25)	Incorporated by reference to the by reference to the quarterly report on Form 10-QSB for the quarter ended August 26, 2008.
(26)	Incorporated by reference to the Report on Form 8-K as filed on March 10, 2009.
(27)	Incorporated by reference to the Report on Form 8-K as filed on December 28, 2009.
(28)	Incorporated by reference to the Report on Form 8-K/A as filed on March 4, 2010.
(29)	Incorporated by reference to the Annual Report on Form 10-K as filed on March 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Linkwell Corporation

By:	/s/ Xuelian Bian
Xuelian Bian CEO, President,
Principal Executive Officer,
Principal Financial and Accounting Officer

Dated: November 9, 2011

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