Form 10-Q/A
period 2011-03-31
Linkwell CORP
filed 2011-11-09
CIK 1042463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

Linkwell Corporation (the “Company”) is filing this Amendment No. 2 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2011 (the “Original Report”), as previously amended by Form 10-Q/A filed with the SEC on October 26, 2011 (“Amendment No. 1”), to amend the following:

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

Item 6. Exhibits, Financial Statement Schedules.

3.1	Articles of Incorporation (incorporated by reference to the Report on Form 8-K as filed on December 8, 1999).

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to the Report on Form 8-K as filed on December 27, 2001).

3.3	Articles of Amendment to Articles of Incorporation (incorporated by reference to the annual report on form 10-KSB for the fiscal year ended December 31, 2002).

3.4	Articles of Amendment to Articles of Incorporation (incorporated by reference to the Report on Form 8-K as filed on March 17, 2005).

3.5	Articles of Amendment to the Articles of Incorporation (incorporated by reference to the Report on Form 8-K as filed on August 22, 2006).

3.6	Bylaws (incorporated by reference to the Report on Form 8-K as filed on December 8, 1999).

3.7	Articles of Amendment to the Articles of Incorporation (incorporated by reference to the Report on Form 8-K as filed on September 15, 2006).

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

Dated: November 9, 2011