Form 10-Q/A
period 2011-06-30
Linkwell CORP
filed 2011-11-09
CIK 1042463

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of August 15, 2011, there were 94,605,475 shares of our common stock issued and outstanding.

EXPLANATORY NOTE

Linkwell Corporation (the “Company”) is filing this Amendment No. 2 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2011 (the “Original Report”), as previously amended by Form 10-Q/A filed with the SEC on October 26, 2011 ("Amendment No. 1"), to amend the following:

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

Dated: November 9, 2011