Form 10-Q
period 2011-09-30
Linkwell CORP
filed 2011-11-14
CIK 1042463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 14, 2011, there were 94,605,475 shares of our common stock issued and outstanding.

LINKWELL CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	36

Item 4.	Controls and Procedures.	36

PART II - OTHER INFORMATION

Item 6.	Exhibits.	37

Signature		38

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the risk of doing business in the People's Republic of China, or the PRC, our ability to implement our strategic initiatives, our access to sufficient capital, economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,059,446	$3,170,529
Accounts receivable, net	3,125,354	2,949,855
Accounts receivable - related parties, net	8,555,660	7,376,366
Due from related party	689,007	2,100,204
Other receivables	5,560,849	152,337
Inventories, net	2,959,141	2,072,976
Prepaid expenses and other current assets	990,481	957,633

Total current assets	22,939,938	18,779,900

NON-CURRENT ASSETS
Property, plant and equipment, net	2,090,826	2,192,295
Deposit	554,000	554,000
Construction in progress	176,156	-
Intangible assets	333,871	410,918

Total non-current assets	3,154,853	3,157,213

TOTAL ASSETS	$26,094,791	$21,937,113

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loans payable	$1,573,589	$1,132,469
Accounts payable	3,075,157	1,992,228
Accrued expenses	292,759	346,381
Advances from customers	448,614	286,914
Taxes payable	278,918	365,375
Other payables	-	61,247
Due to related parties	1,376,678	1,380,628

Total current liabilities	7,045,715	5,565,242

Put option liability	2,400,000	2,400,000

Total liability	9,445,715	7,965,242

COMMITMENT AND CONTINGENCY

STOCKHOLDERS' EQUITY
Preferred Stock, No par value; 10,000,000 authorized, no shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	-	-
Common Stock, $.0005 par value, 150,000,000 authorized, 94,605,475 shares issued and 86,605,475 outstanding at September 30, 2011 and December 31, 2010, respectively	47,302	43,303
Additional paid-in capital	7,870,020	7,474,021
Statutory surplus reserve	802,749	802,749
Deferred compensation	-	(109,042)
Retained earnings	5,472,439	4,188,519
Accumulated other comprehensive income	1,738,315	1,066,622

Total Linkwell Corporation stockholder's equity	15,930,825	13,466,172

NONCONTROLLING INTEREST	718,251	505,699

TOTAL STOCKHOLDERS' EQUITY	16,649,076	13,971,871

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$26,094,791	$21,937,113

See accompanying notes to these consolidated financial statements.

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010
NET SALES
Non-related companies	$5,452,839	$4,776,102	$1,998,740	$1,734,770
Related companies	5,857,573	4,659,090	2,290,577	1,835,574
Total Net Sales	11,310,412	9,435,192	4,289,317	3,570,344

COST OF SALES	6,105,273	4,861,480	2,324,049	1,867,584

GROSS PROFIT	5,205,139	4,573,712	1,965,268	1,702,760

OPERATING EXPENSES
Selling	846,833	977,336	325,774	286,453
General and administrative	2,462,773	2,306,356	602,092	724,230
Total Operating Expenses	3,309,606	3,283,692	927,867	1,010,683

INCOME FROM OPERATIONS	1,895,533	1,290,020	1,037,401	692,077

OTHER INCOME (EXPENSES)
Other income	38,629	47,715	58,410	20,962
Interest expense	(60,444)	(61,777)	(26,537)	(24,910)
Total Other Expenses, net	(21,815)	(14,062)	31,873	(3,948)

INCOME BEFORE INCOME TAX	1,873,718	1,275,958	1,069,274	688,129

INCOME TAX EXPENSE	(377,247)	(241,376)	(142,132)	(98,491)

NET INCOME INCLUDING NONCONTROLLING INTEREST	1,496,471	1,034,582	927,142	589,638

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(212,551)	(119,596)	(93,693)	(59,418)

NET INCOME ATTRIBUTABLE TO LINKWELL CORP	1,283,920	914,986	833,449	530,220

OTHER COMPREHENSIVE INCOME
Foreign currency translation	671,693	249,634	300,082	178,336

COMPREHENSIVE INCOME	$1,955,613	$1,164,620	$1,133,531	$708,556

BASIC AND DILUTED INCOME PER COMMON SHARE:
Basic earnings per shares	$0.01	$0.01	$0.01	$0.01
Diluted earnings per shares	$0.01	$0.01	$0.01	$0.01

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	90,385,695	86,605,475	94,605,475	86,605,475
Diluted	90,385,695	86,605,475	94,605,475	86,605,475

See accompanying notes to these consolidated financial statements.

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$1,496,471	$1,034,582
Adjustments to reconcile income including noncontrolling interest to net cash used in operating activities:
Stock compensation expense	400,000	-
Deferred compensation	109,042	148,875
Depreciation and amortization	305,384	268,242
Loss from disposal of property	42,438	1,092
Increase(decrease) in current assets
Accounts receivable	(50,066)	224,027
Accounts receivable - related party	(858,004)	(1,968,200)
Other receivables	(3,558,583)	(874,484)
Inventories	(781,277)	(134,157)
Deposits, prepaid expenses and other current assets	7,346	(23,057)
Increase(decrease) in current liabilities
Accounts payable	977,050	517,357
Other payables, accrued expenses	(474,824)	(76,160)
Advances from customers	146,326	-
Taxes payable	(99,620)	19,357

NET CASH USED IN OPERATING ACTIVITIES	(2,338,317)	(862,526)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	(172,290)	(47,894)
Purchase of property, plant and equipment	(81,176)	(171,874)

NET CASH USED IN INVESTING ACTIVITIES	(253,466)	(219,768)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in due to related parties	176,666	(199,484)
Change in due from related parties	(175,529)	680,062
Repayment of short-term loans	-	(381,971)
Proceeds from loans payable	384,763	1,469,135

NET CASH PROVIDED BY FINANCING ACTIVITIES	385,900	1,567,742

EFFECT OF EXCHANGE RATE ON CASH	94,800	47,745

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,111,083)	533,193

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,170,529	2,144,360

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,059,446	$2,677,553

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$55,896	$31,806
Income taxes	$375,999	$262,552

See accompanying notes to these consolidated financial statements.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited) AND DECEMBER 31, 2010

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

The unaudited financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2010 Annual Report on Form 10-K.  The results for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in US dollars.  All material intercompany transactions and balances have been eliminated in the consolidation.

Certain reclassifications have been made to the prior year to conform to current year’s presentation.  The consolidated financial statements of the Company include the accounts of its 90% owned subsidiary, Linkwell Tech, and 100% owned subsidiaries LiKang Disinfectant and Likang Biological. All significant inter-company balances and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in the nine and three months ended September 30, 2011 and 2010 include the allowance for doubtful accounts, useful life of property and equipment, and inventory reserve.

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

As of September 30, 2011 and December 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

ACCOUNTS RECEIVABLE

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2011 and December 31, 2010, the Company established, based on a review of its third party accounts receivable outstanding balances, allowances for doubtful accounts in the amounts of $974,465 and $952,232, respectively. As of September 30, 2011 and December 31, 2010, the Company established , based on a review of its related party accounts receivable outstanding balances, allowances for doubtful accounts in the amounts of $623,235 and $598,034, respectively. Majority of the allowances is on accounts receivable from Shanghai Zhongyou Pharmaceutical High Tech Co., LTD.

As is customary in the PRC, the Company extends relatively long payment terms to our customers as compared with those customary in the United States, with sales to both third parties and related parties generally requiring payment within four to six months. For nine months ended September 30, 2011, the average time of payment on accounts receivable from related parties was about nine months. Based upon the Company’s long-standing relationship with these related parties and their respective principals, the Company believes that related party receivables are collectible. To the best of the Company’s knowledge, there is no company-related issue with respect to any related party that might be delaying payment, nor are there any negative issues impacting its relationship with any related party.

INVENTORIES

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method.  The valuation of inventory requires the Company to estimate obsolete or excess inventory based on analysis of future demand for our products. Due to the nature of the Company’s business and our target market, levels of inventory in the distribution channel, changes in demand due to price changes from competitors and introduction of new products are not significant factors when estimating the Company’s excess or obsolete inventory. If inventory costs exceed expected market value due to obsolescence or lack of demand, inventory write-downs may be recorded as deemed necessary by management for the difference between the cost and the market value in the period that impairment is first recognized. As of September 30, 2011 and December 31, 2010, the reserve for obsolete inventory amounted to $0.

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, during the nine and three months ended September 30, 2011 and 2010, there were no significant impairment of its long lived assets.

ADVANCES FROM CUSTOMERS

As of September 30, 2011 and December 31, 2010, advances from customers were $448,614 and $286,914, respectively. These advances consisted of prepayments from third party customers to the Company for merchandise that had not yet been shipped by the Company. The Company will recognize the prepayments as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

The Company adopted the provisions of the Financial Accounting Standards Board's ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (codified in FASB ASC Topic 740). When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expenses and penalties are classified in other expenses in the statements of income. At September 30, 2011 and December 31, 2010, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

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

            The following table presents a reconciliation of basic and diluted earnings per share for the nine months ended September 30, 2011 and 2010:

	2011	2010
Net income	$1,283,920	$914,986

Weighted average shares outstanding - basic	90,385,695	86,605,475
Effect of dilutive securities:
Unexercised warrants	-	-
Weighted average shares outstanding - diluted	90,385,695	86,605,475

Earnings per share - basic	$0.01	$0.01
Earnings per share - diluted	$0.01	$0.01

            The following table presents a reconciliation of basic and diluted earnings per share for the three months ended September 30, 2011 and 2010:

	2011	2010
Net income	$833,449	$530,220

Weighted average shares outstanding - basic	94,605,475	86,605,475
Effect of dilutive securities:
Unexercised warrants	-
Weighted average shares outstanding - diluted	94,605,475	86,605,475

Earnings per share - basic	$0.01	$0.01
Earnings per share - diluted	$0.01	$0.01

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

CONCENTRATION OF BUSINESS AND CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the U.S. and in China. The majority of the Company’s bank accounts in banks located in the PRC are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S banks. As of September 30, 2011 and December 31, 2010, the Company maintained cash in the U.S. in a financial institution insured by the FDIC in the approximate amounts of $5,430 and $2,315, respectively.

Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables are limited due to the wide distribution of our products and shorter payment terms than customary in the PRC. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk. For the nine months ended September 30, 2011 and 2010, sales to related parties accounted for 52% and 49% of net revenue, respectively.  For the three months ended September 30, 2011 and 2010, sales to related parties accounted for 53% and 51% of net revenue, respectively.

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

	September 30, 2011	December 31, 2010
(Unaudited)
Balance sheet items, except for the registered and paid-up capital and retained earnings as of September 30, 2011 and December 31, 2010.	US$1=RMB6.3549	US$1=RMB6.6227

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Amounts included in the statements of operations, and statements of cash flow for the nine months ended September 30, 2011 and 2010.	US$1=RMB6.4975	US$1=RMB6.8068

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $439,706 and $304,301 for the nine months ended September 30, 2011 and 2010, respectively.  Shipping costs were $170,869 and $92,789, respectively for the three months ended September 30, 2011 and 2010.

ADVERTISING

Advertising is expensed as incurred and included in selling expenses. For the nine months ended September 30, 2011 and 2010, advertising expenses amounted to $39,843 and $51,577, respectively.  For the three months ended September 30, 2011 and 2010, advertising expenses amounted to $15,462 and $18,355, respectively.

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

The Company has adopted EITF 05-4, “Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument. ” Accordingly, the Company classifies as liability instruments, the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the SEC within contractually fixed time periods, and (ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements. Accordingly, (i) registration rights with these characteristics are accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer's own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments.

RESEARCH AND DEVELOPMENT COST

Research and development costs are expensed as incurred and included in general and administrative expenses. These costs primarily consist of cost of materials used and salaries paid for the development department of the Company and fees paid to third parties. Research and development costs for the nine months ended September 30, 2011 and 2010 were $147,930 and $164,300, respectively.  Research and development costs for the three months ended September 30, 2011 and 2010 were $82,646 and $60,794, respectively.

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

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted these disclosure requirements for business combinations in 2011.

In April 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

NOTE 2 – INVENTORIES

A summary of inventories by major category as of September 30, 2011 and December 31, 2010 were as follows:

	2011	2010
	(Unaudited)
Raw materials	$1,140,076	$820,293
Work-in-process	38,363	31,398
Finished goods	1,780,702	1,221,285
Net inventories	$2,959,141	$2,072,976

NOTE 3 – PROPERTY AND EQUIPMENT

At September 30, 2011 and December 31, 2010, property and equipment consisted of the following:

	Estimated Useful Life (In years)	2011	2010
		(Unaudited)
Office equipment and furniture	3-7	$448,256	$404,130
Autos and trucks	5	374,052	327,479
Manufacturing equipment	2-10	863,735	826,136
Building	5-20	1,687,740	1,643,684
Subtotal		3,373,782	3,201,429
Less: Accumulated depreciation		(1,282,956)	(1,009,134)
Property and equipment, net		$2,090,826	$2,192,295

           For the nine months ended September 30, 2011 and 2010, depreciation expenses amounted to approximately $228,000 and $191,000, respectively. For the three months ended September 30, 2011 and 2010, depreciation expenses amounted to approximately $56,000 and $66,000, respectively.

NOTE 4 – CONSTRUCTION IN PROGRESS

The Company had construction in progress of $176,156 for constructing a warehouse for storage of the finished products, a workshop and research and development center.  The estimated total cost for the construction is approximately $360,000, and the Company is required to pay an additional $190,000 to finish the construction by the end of the 2011.

NOTE 5 - INTANGIBLE ASSETS

At September 30, 2011 and December 31, 2010, intangible assets consisted of customers’ lists arising from the acquisition of Likang Biological, amortized over 5 years. Net intangible assets as of September 30, 2011 and December 31, 2010 totaled $333,871 and $410,918, respectively.  Amortization expenses for the nine months ended September 30, 2011 and 2010 were $77,047 and $77,047, respectively.  Amortization expenses for the three months ended September 30, 2011 and 2010 were $25,682 and $25,682. Annual amortization expenses for the next five years from September 30, 2011 are expected to be: $102,730, $102,730, $102,730, $25,681 and $0.

NOTE 6 - DEPOSITS

At September 30, 2011 and December 31, 2010, deposits mainly represented prepaid application fee of $544,000 for the deposit of purchasing an acquisition target, Inner Mongolia Wuhai Likang Biological Hi-Tech Co., Ltd (“Wuhai LiKang”).

NOTE 7 - OTHER RECEIVABLES

At September 30, 2011 and December 31, 2010, the Company had other receivables of $5,560,849 and $152,337, respectively. Other receivables at September 30, 2011 primarily included short-term advances to Wuhai Likang of approximately $5,160,000. This short-term advance accrues interest at an annual rate of 4%, and is payable upon demand.

Wuhai Likang was a related party of the Company in 2010 due to the Company being in the process of acquiring a controlling position in Wuhai Likang. On December 30, 2009, the Company issued 4,000,000 shares of common stock in exchange for acquiring a 51% equity interest in Wuhai Likang in China for $544,000 which was accounted for as a deposit as of March 31, 2011. However, the acquisition target has increased its registered capital to RMB 50 million by the contribution of new investors in April 2010, which resulted in a decrease of the equity interest owned by Linkwell to 7.65%. With this reduction in ownership, and reduction in influence over Wuhai Likang, the Company’s management has determined that Wuhai Likang is not deemed a related party.

Wuhai Likang is a major supplier and strategic partner to the Company. The Company has a large demand for a raw material which is produced from Wuhai Likang’s waste recycling project. Due to the need for this raw material, the Company made advances to Wuhai LiKang’s to support their waste recycling project which ultimately benefits the Company. As of December 31, 2010, the Company has made advances totaling $1,567,337 to provide operating funds to Wuhai Likang. The portion of such advances to provide operating funds to Wuhai Likang was classified as due from related party as of December 31, 2010 pending approval of the acquisition. As of September 30, 2011, government approval for this acquisition had not occurred and is unable to be completed. During the nine months ended September 30, 2011, the existing shareholders of Wuhai Likang contributed additional capital into Wuhai Likang, which resulted in a reduction of the Company’s ownership position in Wuhai Likang to approximately 7.65% as of September 30, 2011. With this reduction in ownership, and reduction in influence over Wuhai Likang, the Company’s management has determined that Wuhai Likang is not deemed a related party. Accordingly, the due from related party of $1,567,337 as of December 31, 2010 and the approximate additional $3,600,000 advances made during the nine months ended September 30, 2011, have been classified as other receivables as of September 30, 2011.

NOTE 8 - LOANS PAYABLE

Loans payable consisted of the following at September 30, 2011 and December 31, 2010:

	2011	2010
	(Unaudited)
Loan from Shanghai Rural Commercial Bank, Dachang Branch due on May 10, 2012 with interest rate of 6.94% per annum. Guaranteed by Shanhai Group (a strategic partner of the Company), and Mr. Bian, Chairman of the Company (RMB 7,400,000).	$1,164,456	$-
Loans from Shanghai Rural Commercial Bank, Dachang Branch due on March 15, 2011 with interest rate 5.31% per annum. Guaranteed by Shanhai Group (a strategic partner of the Company), and Mr. Bian, Chairman of the Company (RMB 4,900,000).The Company paid off in full when it was mature.	-	739,880
Loans from Shanghai Rural Commercial Bank, Dachang Branch due on July 13, 2011 with interest rate 5.31% per annum. Guaranteed by Shanhai Group and Mr. Bian, Chairman of the Company (RMB 2,600,000). The Company paid off in full when it was mature.	-	392,589
Loan from Shanghai Rural Commercial Bank, Dachang Branch due on July 10, 2012 with interest rate of 8.53% per annum. Guaranteed by Shanhai Group (a strategic partner of the Company), and Mr. Bian, Chairman of the Company (RMB 2,600,000)	409,133	-
	$1,573,589	$1,132,469

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

For the nine months ended September 30, 2011 and 2010, the Company recorded sales of $5,857,573 and $4,657,289 to ZhongYou, respectively.  For the three months ended September 30, 2011 and 2010, the Company recorded sales of $2,290,577 and $1,835,257 to ZhongYou, respectively.  At September 30, 2011 and December 31, 2010, accounts receivables from sales to ZhongYou (net of bad debt allowance) were $8,463,722 and $7,288,088, respectively.

 During the nine months ended September 30, 2011 and 2010, the Company recorded sales of $0 and $1,801 to Shanghai Jiuqing, respectively.  During the three months ended September 30, 2011 and 2010, the Company recorded sales of $0 and $300 to Shanghai Jiuqing, respectively.  At September 30, 2011 and December 31, 2010, accounts receivable from sales to Shanghai Jiuqing were $91,938 and $88,278, respectively.

As of September 30, 2011 and December 31, 2010, $689,007 and $2,100,204 were due from related parties such as Shanghai Zhongyou Delivery Co., Ltd, Shanghai Likang Pharmaceutical Co., Ltd., and Shanghai Likang International Trading Co., Ltd (“Likang Trading”), respectively, representing short-term advances and other receivables not including the receivables from sales. As of September 30, 2011, the Company owed its management $54,000 and other related parties such as Likang Trading, Zhongyou, and Shanghai Jiuqing, $1,322,678.  As of December 31, 2010, the Company owed its management $54,000 and other related parties $1,326,628. Wuhai Likang was a related party of the Company at December 31, 2010 due to being in the process of acquiring a controlling position in Wuhai Likang (see Note 7).

NOTE 10 – TAXES PAYABLE

Taxes payable consisted of the following at September 30, 2011 and December 31, 2010, respectively:

	2011	2010
	(Unaudited)
Income tax payable	$179,792	$132,140
Value added tax payable	92,682	225,810
Other taxes payable	6,444	7,425
	$278,918	$365,375

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

Pursuant to the terms of the Stockholders Agreement, Ecolab has an option (“Put Option”) to sell the 888,889 shares (“Shares”) of common stock, par value $0.001, of Linkwell Tech that Ecolab purchased under the Stock Purchase Agreement back to Linkwell Tech in exchange for, as determined by Linkwell Tech, cash in the amount of $2,400,000 or the lesser of (a) 10,000,000 shares of Linkwell common stock, or (b) such number of shares of Linkwell common stock as is determined by dividing 3,500,000 by the average daily closing price of Linkwell common stock for the twenty days on which Linkwell shares of common stock were traded on the OTC Bulletin Board prior to the date the Put Option is exercised (“Put Shares”). The Put Option is exercisable during the period between the second and fourth anniversaries of May 30, 2008, or upon the occurrence of certain events including material breach by Linkwell Tech or its subsidiaries, of the Consulting Agreement, Distributor Agreements or Sales Representative Agreement entered into in connection with the Stock Purchase Agreement.

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

Linkwell Corp and Linkwell Tech were incorporated in the U.S. and have net operating losses (NOL) for income tax purposes.  Linkwell Corp and Linkwell Tech had net operating loss carry forwards for income taxes of approximately $2,809,000 at September 30, 2011, which may be available to reduce future years’ taxable income as NOL’s can be carried forward up to 20 years from the year the loss is incurred. Under IRC Section 382, certain of these loss carry-forward amounts may be limited due to the more than 50% change in ownership which took place during 2004. The Company’s management believes that the realization of benefits from these losses are uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% valuation allowance has been provided on the deferred tax asset of approximately $1,066,000.

Likang Disinfectant and Likang Biological are governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.  Likang Disinfectant is subject to a preferential income tax rate of 12.5% for 2011 and 2010; Likang Biological is subject to an income tax rate of 25% since 2010.

NOTE 13 - STATUTORY RESERVES

Pursuant to the PRC’s corporate law effective as of January 1, 2006, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus Reserve Fund

The Company’s Chinese subsidiaries are now only required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The Company’s Chinese subsidiaries are not required to make appropriations to other reserve funds and do not have any intention to make appropriations to any other reserve funds. There are no legal requirements in the PRC to fund these reserves by transfer of cash to restricted accounts, and the Company’s Chinese subsidiaries do not do so.

The surplus reserve fund is non-distributable other than during liquidation, can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Common Welfare Fund

The common welfare fund is a voluntary fund that provides that the Company can elect to transfer 5% to 10% of its net income to this fund. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.  The Company did not make any transfer to this fund during nine months ended September 30, 2011 and 2010.

NOTE 14 – STOCKHOLDERS’ EQUITY

Common Stock

On July 1, 2009, the Company entered into a two year consulting agreement with FirsTrust Group, Inc. for business development and capital markets advisory services. In connection with this agreement, the Company issued 1,800,000 shares of common stock valued at $0.09 per share to FirsTrust Group, Inc. and recorded $162,000 as deferred compensation. The Company had accumulated amortization of $162,000 for stock-based compensation as of September 30, 2011. This agreement has a penalty to FirsTrust Group, Inc. for non-compliance with its terms. The Company recorded stock based compensation of $40,500 and $60,750 during the nine months ended September 30, 2011 and 2010,respectively, with respect to this agreement. The stock-based compensation expense was fully expensed in June 2011.

On August 1, 2009, the Company entered into a two year agreement with Shanghai Hai Mai Law Firm for legal services. In connection with this agreement, the Company issued 2,350,000 shares of common stock valued at $0.10 per share to Shanghai Hai Mai Law Firm and recorded $235,000 as deferred compensation. This agreement has a penalty to Shanghai Hai Mai Law Firm for non-compliance with its terms. The Company recorded stock based compensation of $68,542 and $88,125 during the nine months ended September 30, 2011 and 2010, respectively, with respect to this agreement. The stock-based compensation expense was fully expensed in July 2011.

On May 25, 2011, the Company issued 8,000,000 shares of common stock to two directors and two employees under the Company’s 2005 Equity Compensation Plan, as amended, for the services they provided to the Company. The stock was valued at stock issuance date at $0.05 per share, and $400,000 was recorded as stock based compensation.

NOTE 15 - COMMITMENTS

           On July 16, 2008, the Company entered a two-year lease agreement for its administrative office with expiration date on July 15, 2010, for monthly rent of $4,400 (RMB 30,237) until April 2009, the monthly rent increased to $9,470 (RMB 64,669) after April 2009.  The Company renewed this lease after the expiration and monthly rent increased to $11,000 (RMB 73,173). The lease will expire on December 31, 2011.

On November 1, 2008, the Company entered another two-year lease agreement for its branch office with expiration date on October 31, 2010, for monthly rent of $3,500 (RMB 24,000). The Company renewed this lease with the same amount of rent after the expiration. The lease expired on October 31, 2011 and has recently been renewed.

Future minimum rental payments required under these operating leases are as follows:

As of September 30, 2011
Remainder of Fiscal 2011	$38,000

NOTE 16 – CONTINGENCY

On May 23, 2011, the Company entered into a Settlement Agreement (“Settlement Agreement”) with Alpha Capital Aktiengesellschaft (“Alpha”) and Osher Capital Inc. (“Osher”) (Alpha and Osher collectively the “Plaintiffs”) for the lawsuit the Plaintiffs filed against us in the Supreme Court of the State of New York, County of New York, as previously disclosed in the Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2011. In satisfaction of all the obligations stated under the terms of the Settlement Agreement, the Company agreed to pay Alpha Eighty Thousand Dollars ($80,000) and Osher Forty Thousand Dollars ($40,000). Upon the execution of the Settlement Agreement and in consideration of the terms and conditions in the Agreement, both parties will mutually release and forever discharge any and all claims, whether known or unknown, that the parties may now have or may hereafter have against each other from the beginning of time through the date of the Settlement Agreement. The Company recorded $120,000 as expense accordingly.

NOTE 17 – OPERATING RISK

(a) Country risk

Currently, the Company’s revenues are primarily derived from the sale of a line of disinfectant products to customers in the PRC. The Company hopes to expand its operations to countries outside the PRC, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of the PRC could have a material adverse effect on the Company’s financial condition.

(b) Products risk

In addition to competing with other domestic manufacturers of disinfectant products, the Company competes with larger U.S. companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel. These U.S. companies may be able to offer products at a lower price. There can be no assurance that the Company will remain competitive should this occur.

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

(d) Political risk

Currently, the PRC is in a period of growth and is openly promoting business development in order to bring more business into the country. Additionally, the PRC currently allows a Chinese corporation to be owned by a United States corporation. If the PRC government changes laws or regulations relating to the ownership of a Chinese corporation, then the Company's ability to operate its PRC subsidiaries could be affected.

Note 18 – SUBSEQUENT EVENTS

           For the nine months ended September 30, 2011, the Company has evaluated subsequent events for potential recognition and disclosure through the date of the financial statement issuance.

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

We, through Linkwell Tech’s wholly-owned subsidiaries, LiKang Disinfectant and Likang Biological,  and since our incorporation in 1988, are engaged in the development, manufacture, sale and distribution of disinfectant health care products primarily in the medical industry in China.

In recent years, China has experienced a variety of public health crises, such as the outbreak of SARS, which demonstrated the need for increased health standards in China. In response, since the beginning in 2002, the Chinese government has undertaken various initiatives to improve public health and living standards, including continuing efforts to educate the public about the need for proper sanitation procedures and the establishment of production standards for the disinfectant industry in China. As a result of this heightened license and permit system, all disinfectant manufacturers must comply with “qualified disinfection product manufacturing enterprise requirements” established by the PRC’s Ministry of Public Health (“Ministry of Public Health”). The requirements include standards for hardware, such as facilities and machinery, and software, including the technology to monitor the facilities, as well as the heightened knowledge and capability of the production staff regarding quality control procedures. Following the adoption of the industry standards in 2002, we were granted thirty-one hygiene licenses by the Ministry of Public Health.

We believe that government standards adopted in July 2002 have increased the barriers for competitors to enter into the disinfectant industry in China. The implementation of these improved production standards and license requirements has effectively decreased the competitive landscape as it pertains to small to medium size manufacturers, since the new standards are especially difficult to meet for companies with limited product offerings and inferior technical content. In addition, prior to the adoption of industry standards, disinfectant products were generally marketed and sold based on price as opposed to quality. We believe that as a result of the adoption of industry standards, the market  for disinfect products is evolving with a more stringent focus on product quality, which we believe will enable us to increase our commercial customer base and thereby increase our revenues.

In previous years,  our focus has been on the commercial distribution of our products. Our customers include hospitals, medical suppliers and distribution companies throughout China. Recently, we have made efforts to expand our distribution to reach the retail markets. We have repackaged certain of our commercial disinfectant products for sale to the consumer market and have commenced upon expanding our customer base to include hotels, schools, supermarkets and pharmacies. By virtue of the Chinese government's focus on educating the Chinese population about the benefits of proper sanitation procedures, we believe that another key to increasing our revenue is the continued expansion of the retail distribution of our products.

The disinfectant industry in China is an emerging industry that is populated with small, regional companies. We estimate that there are more than 1,000 manufacturers and distributors of disinfectant products in China; however, most domestic competitors offer a limited line of products and there are only a few domestic companies with a nationwide presence. We believe that our national marketing and sales presence throughout all twenty-two provinces, as well as four autonomous regions and four municipalities in China, give us a competitive advantage over many other disinfectant companies in China and will enable us to leverage the brand awareness for our products with commercial customers to the retail market.

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

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 2011 and 2010

The table below sets forth the results of operations for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, accompanied by the percentage changes.

	2011		2010
	$	% of Sales	$	% of Sales
Net Sales

Non-related companies	$5,452,839	48.2%	$4,776,102	50.6%

Related companies	5,857,573	51.8%	4,659,090	49.4%

Total Net Sales	11,310,412	100%	9,435,192	100%

Cost of Sales	6,105,273	54.0%	4,861,480	51.5%

Gross Profit	5,205,139	46.0%	4,573,712	48.5%

Selling Expense	846,833	7.5%	977,336	10.4%

General and Administrative	2,462,773	21.8%	2,306,356	24.4%

Total Operating Expenses	3,309,606	29.3%	3,283,692	34.8%

Income from Operations	1,895,533	16.7%	1,290,020	13.7%

Other Income (Expenses), net	(21,815)	(0.2)%	(14,062)	(0.1)%

Income tax expense	(377,247)	(3.3)%	(241,376)	(2.6)%

Net Income including non-controlling interest	1,496,471	13.2%	1,034,582	11.0%

Less: net income attributable non-controlling interest	(212,551)	(1.9)%	(119,596)	(1.3)%

Net Income attributable to Linkwell Corp	1,283,920	11.3%	914,986	9.7%

NET SALES

Net sales for the nine months ended September 30, 2011 were $11,310,412 as compared to net sales of $9,435,192 for the same period in 2010, an increase of $1,875,220, or approximately 19.9%. This increase in net sales was due to our efforts in developing new customer base and diversity of our products, as well as increased demand from our existing customers.  Of our total net sales for the nine months ended September 30, 2011, $5,857,573, or approximately 52%, was attributable to related parties as compared to net sales of $4,659,090, or approximately 49%, for the same period in 2010.

Our sales to unrelated parties are only in Shanghai, Jiangsu, Zhejiang and Anhui provinces. The sales in other provinces in China are through our largest related party customer, Shanghai Zhongyou Medical Hi-tech Co., Ltd (“Zhongyou”). Since 2009, Zhongyou has been a large and reputable medical supply and distribution company, and through our sales to Zhongyou, we were able to increase our sales by utilizing Zhongyou’s marketing and sales resources.

COST OF SALES

Cost of sales includes raw materials and manufacturing costs, which include labor, rent and an allocated portion of overhead expenses, such as utilities, directly related to product production. For the nine months ended September 30, 2011, cost of sales amounted to $6,105,273, or approximately 54.0% of net sales, as compared to the cost of sales of $4,861,480, or approximately 51.5% of net sales for the same period in 2010.  The increase in cost of sales as a percentage of sales was mainly due to new levied city construction tax and education surcharge tax, which started from December 2010, as well as increase in the price of raw materials.

GROSS PROFIT

Gross profit for the nine months ended September 30, 2011 was $5,205,139, or approximately 46.0% of net revenue, as compared to $4,573,712, or approximately 48.5% of net revenue for the same period in 2010. The decrease in gross profit margin was mainly due to the increased cost of revenue as a percentage of revenue.

OPERATING EXPENSES

Total operating expenses consisted of selling, general and administrative expenses. For the nine months ended September 30, 2011, total operating expenses were $3,309,606, an increase of $25,914, or approximately 0.8%, from total operating expenses of $3,283,692 for the same period in 2010.

NONCONTROLLING INTEREST

  On February 15, 2008, we entered into a stock purchase agreement with Ecolab, pursuant to which Ecolab purchased and Linkwell Tech sold 888,889 of its shares, or 10% of the issued and outstanding capital stock of Linkwell Tech, for a total of $2,000,000. On March 28, 2008 and June 4, 2008, Linkwell Tech received $200,000 and $1,388,559, respectively, from Ecolab. Linkwell Tech received a total of $2,000,000 from Ecolab, inclusive of a $400,000 loan that Ecolab released to Linkwell Tech and accrued interest of $11,441. On May 31, 2008, Linkwell Tech and Ecolab entered into the Linkwell Tech Group Inc. Stockholders Agreement, whereby both our Company and Ecolab are subject to, and are the beneficiaries of, certain pre-emptive rights, transfer restrictions and take-along rights relating to the shares of Linkwell Tech that we and Ecolab each hold. As of May 31, 2008, the principal and accrued interest of $11,441 on the short-term $400,000 loan became part of Ecolab’s investment and no longer needed to be repaid. After this transaction, Ecolab became a 10% minority interest holder of Linkwell Tech. For the nine months ended September 30, 2011, we had a minority interest expense of $212,551 as compared to $119,596 in 2010.

NET INCOME

Our net income for the nine months ended September 30, 2011 was $1,283,920 compared to $914,986 for the same period in 2010, an increase of $368,934 or 40.3%.  Net income as a percentage of revenue was 11.3% for the nine months ended September 30, 2011, while it was 9.7% for the same period in 2010. This increase in net income was attributable to an increase in sales.

Comparison of the three months ended September 30, 2011 and 2010

The table below sets forth the results of operations for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, accompanied by the percentage of changes.

	2011		2010
	$	% of Sales	$	% of Sales
Net Sales

Non-related companies	$1,998,740	46.6%	$1,734,770	48.6%

Related companies	2,290,577	53.4%	1,835,574	51.4%

Total Net Sales	4,289,317	100%	3,570,344	100%

Cost of Sales	2,324,049	54.2%	1,867,584	52.3%

Gross Profit	1,965,268	45.8%	1,702,760	47.7%

Selling Expense	325,774	7.6%	286,453	8.0%

General and Administrative	602,092	14.0%	724,230	20.3%

Total Operating Expenses	927,867	21.6%	1,010,683	28.3%

Income from Operations	1,037,401	24.2%	692,077	19.4%

Other Income (Expenses), net	31,873	0.7%	(3,948)	(0.1)%

Income tax expense	(142,132)	(3.3)%	(98,491)	(2.8)%

Net Income including non-controlling interest	927,142	21.6%	589,638	16.5%

Less: net income attributable non-controlling interest	(93,693)	(2.2)%	(59,418)	(1.7)%

Net Income attributable to Linkwell Corp	833,449	19.4%	530,220	14.8%

NET SALES

Net sales for the three months ended September 30, 2011 were $4,289,317 as compared to net sales of $3,570,344 for the same period in 2010, an increase of $718,973, or approximately 20.1%. This increase in net sales was due to our efforts in developing new customer base and diversity of our products, as well as the increased demand from our existing customers.  Of our total net sales for the three months ended September 30, 2011, $2,290,577, or approximately 53.4%, was attributable to related parties as compared to net sales of $1,835,574, or approximately 51.4%, in 2010.

Our sales to unrelated parties are only in Shanghai, Jiangsu, Zhejiang and Anhui provinces. The sales in other provinces in China are through our largest related party customer, Zhongyou. Since 2009, Zhongyou has been a large and reputable medical supply and distribution company, and through our sales to Zhongyou, we were able to increase our sales by utilizing Zhongyou’s marketing and sales resources.

 COST OF SALES

Cost of sales includes raw materials and manufacturing costs, which include labor, rent and an allocated portion of overhead expenses, such as utilities, directly related to product production. For the three months ended September 30, 2011, cost of sales amounted to $2,324,049, or approximately 54.2% of net sales, as compared to the cost of sales of $1,867,584, or approximately 52.3% of net sales for the same period in 2010.   The increase in cost of sales as a percentage of sales was mainly due to new levied city construction tax and education surcharge tax for Likang Disinfectant starting from December 2010, which was previously exempted by the tax authority, as well as the increase in the price of raw materials.

GROSS PROFIT

Gross profit for the three months ended September 30, 2011 was $1,965,268, or approximately 45.8% of net revenue, as compared to $1,702,760, or approximately 47.7% of net revenue for the same period in 2010. The decrease in gross profit margin was mainly due to the increased cost of revenue as a percentage of revenue.

OPERATING EXPENSES

Total operating expenses consisted of selling, general and administrative expenses. For the three months ended September 30, 2011, total operating expenses were $927,867, a decrease of $82,816, or approximately 8.2%, from total operating expenses of $1,010,683 for the same period in 2010.

NONCONTROLLING INTEREST

On February 15, 2008, we entered into a stock purchase agreement with Ecolab, pursuant to which Ecolab purchased and Linkwell Tech sold 888,889 of its shares, or 10% of the issued and outstanding capital stock of Linkwell Tech, for a total of $2,000,000. On March 28, 2008 and June 4, 2008, Linkwell Tech received $200,000 and $1,388,559, respectively, from Ecolab. Linkwell Tech received a total of $2,000,000 from Ecolab, inclusive of a $400,000 loan that Ecolab released to Linkwell Tech and accrued interest of $11,441. On May 31, 2008, Linkwell Tech and Ecolab entered into the Linkwell Tech Group Inc. Stockholders Agreement, whereby both our Company and Ecolab are subject to, and are the beneficiaries of, certain pre-emptive rights, transfer restrictions and take-along rights relating to the shares of Linkwell Tech that we and Ecolab each hold. As of May 31, 2008, the principal and accrued interest of $11,441 on the short-term $400,000 loan became part of Ecolab’s investment and no longer needed to be repaid. After this transaction, Ecolab became a 10% minority interest holder of Linkwell Tech. For the three months ended September 30, 2011, we had a minority interest expense of $93,693 as compared to $59,418 in 2010.

NET INCOME

Our net income for the three months ended September 30, 2011 was $833,449 compared to $530,220 for the same period in 2010, an increase of $303,229 or 57.28%.  Net income as a percentage of revenue was 19.4% for the three months ended September 30, 2011, while it was 14.8% for the same period in 2010. This increase in net income was attributable to increased sales and the decreased operating expense resulted from effectiveness of cost and expenses control.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying financial statements, our working capital increased $2,679,565, or approximately 20%, from $13,214,658 on December 31, 2010 to $15,894,223 on September 30, 2011. With the expansion of our businesses, we anticipate the need to utilize our capital resources in the near future. In addition to our working capital, we intend to obtain required capital through a combination of bank loans and the sale of our equity securities.

We currently have no material commitments for capital expenditures. As of September 30, 2011, we had a total of $1,573,589 in outstanding short-term loans, which will mature in July 2012. Other than these working capital and loans, we presently have no other alternative capital resources available to us. We plan to build additional product lines and upgrade our manufacturing facilities in order to expand our production capacity and improve the quality of our products. Based on our preliminary estimates, upgrades and expansion will require additional capital of approximately $1,000,000.

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

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2011 and 2010:

	2011	2010
Cash provided by (used in):
Operating Activities	$(2,338,317)	$(862,526)
Investing Activities	(253,466)	(219,768)
Financing Activities	385,900	1,567,742

NET CASH FROM OPERATING ACTIVITES

Net cash used in operating activities for the nine months ended September 30, 2011 was $2,338,317, as compared to net cash used in operating activities of $862,526 for the same period in 2010, an increase of cash outflow of $1,475,791. The increase in cash outflow in the nine months ended September 30, 2011 was mainly a result of an increase in other receivables outstanding as a result of additional advance to Wuhai Likang, a decrease of other payables, and payment for inventory, despite increased net income compared to the same period in 2010.

NET CASH FROM INVESTING ACTIVITIES

Net cash used in investing activities for the nine months ended September 30, 2011 was $253,466 as compared to net cash used in investing activities of $219,768 in the same period in 2010, an increase of $33,698. Cash used in investing activities in the nine months ended September 30, 2011 mainly consisted of $172,290 increase of construction in progress and $81,176 for the purchase of equipment, while in 2010, we spent $171,874 for purchase of fixed assets and $47,894 for construction in progress.

NET CASH FROM FINANCING ACTIVITIES

Net cash provided by financing activities was $385,900 for the nine months ended September 30, 2011 compared to net cash provided by financing activities of $1,567,742 in the same period of 2010. This cash inflow was primarily a result of an increase of $176,666 for due to related parties, and $384,763 proceeds from short-term loan. In comparison to the nine months ended September 30, 2010, we had a $1,469,135 cash inflow from short-term loans, and a $680,062 decrease in due from related parties.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”)  requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.

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

ACCOUNTS RECEIVABLE

As of September 30, 2011, our total accounts receivable balances (net) amounted to $11,681,014, including $3,125,354 from third parties and $8,555,660 from related parties. A detailed aging table for these accounts receivable is presented below:

IN USD	<90 days	91-180 days	181-270 days	271-365 days	>365 days	Total
AR - third parties	$1,613,931	$567,418	$351,017	$256,337	$1,329,011	$4,117,714
Less: bad debt allowance	-	-	-	-	-	$992,360
AR, net	-	-	-	-	-	$3,125,354

AR - related parties	$2,471,345	$2,346,863	$2,018,702	$804,049	$1,537,936	$9,178,895
Less: bad debt allowance	-	-	-	-	-	$623,235
AR, net	-	-	-	-	-	$8,555,660

Total	-	-	-	-	-	$11,681,014

As is customary in the PRC, we extend relatively long payment terms to our customers as compared with those customary in the United States, with sales to both third parties and related parties generally requiring payment within four to six months.  For the nine months ended September 30, 2011, the average time of payment on accounts receivable from related parties was about nine months.  Based upon our long-standing relationship with these related parties and their respective principals, we believe that related party receivables are collectible.  To the best of our knowledge, there is no company-related issue with respect to any related party that might be delaying payment, nor are there any negative issues impacting our relationship with any related party.

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

Our revenue from the sale of products to related parties are recorded when the goods are shipped to the customers from our related parties. Upon shipment, title passes, and collectability is reasonably assured. We receive purchase orders from our related parties on an as needed basis from the related party customers. Generally, the related party does not hold our inventory. If the related party has inventory on hand at the end of a reporting period, the sale is reversed and the inventory is included in our balance sheet.

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

CONTRACTUAL OBLIGATION

Loans payable consisted of the following at September 30, 2011 and December 31, 2010:

	2011	2010
	(Unaudited)
Loan from Shanghai Rural Commercial Bank, Dachang Branch due on May 10, 2012 with interest rate of 6.94% per annum. Guaranteed by Shanhai Group (a strategic partner of the Company), and Mr. Bian, Chairman of the Company (RMB 7,400,000).	$1,164,456
Loans from Shanghai Rural Commercial Bank, Dachang Branch due on March 15, 2011 with interest rate 5.31% per annum. Guaranteed by Shanhai Group (a strategic partner of the Company), and Mr. Bian, Chairman of the Company (RMB 4,900,000).The Company paid off in full when it was mature.		739,880
Loans from Shanghai Rural Commercial Bank, Dachang Branch due on July 13, 2011 with interest rate 5.31% per annum. Guaranteed by Shanhai Group and Mr. Bian, Chairman of the Company (RMB 2,600,000). The Company paid off in full when it was mature.		392,589
Loan from Shanghai Rural Commercial Bank, Dachang Branch due on July 10, 2012 with interest rate of 8.53% per annum. Guaranteed by Shanhai Group (a strategic partner of the Company), and Mr. Bian, Chairman of the Company (RMB 2,600,000)	409,133
	$1,573,589	$1,132,469

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a “smaller reporting company” (as defined by Rule 12b-2 of the Exchange Act) and are not required to provide the information requested under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our principal executive officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Exchange Act, as of September 30, 2011.  Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed,  summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, who also serves as our principal financial officer and principal accounting officer, to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that (i) information required to be disclosed by our Company in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our Company’s management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure by our Company; and (ii) information required to be disclosed by our Company in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specific in the Securities and Exchange Act rules and forms.

 There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the third quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.1
Certification of President and Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

32.1
Certification of President and Chief Executive Officer (Principal Executive Officer) and Principal Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	filed herewith

**
XBRL (Extensive Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Linkwell Corporation

Date: November 14, 2011	By:	/s/ Xuelian Bian
Xuelian Bian
Chief Executive Officer
President and Principal Executive Officer