Form 10-Q
period 2012-03-31
Linkwell CORP
filed 2012-05-15
CIK 1042463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 000-24977

LINKWELL CORPORATION
(Exact name of registrant as specified in charter)

FLORIDA	65-1053546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1104 Jiatong Road, Jiading District, Shanghai, China	201807
(Address of principal executive offices)	(Zip Code)

(86) 21-5566-6258
(Registrant's telephone number, including area code)

not applicable
(Former name, former address and former fiscal year, if changed since last report)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and "smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 11, 2012, there were 119,605,475 shares of our common stock issued and outstanding.

i

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

You should consider the areas of risk described in connection with any forward-looking statements that may be made in this Quarterly Report. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this Quarterly Report in its entirety, including the risks described in our Annual Report on Form 10-K for the year ended December 31, 2011, under Part I, Item 1A, “Risk Factors.” Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this Quarterly Report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

IMPACT OF THE ACCOUNTING TREATMENT OF THE
METAMINING NEVADA ACQUISITION ON OUR FINANCIAL STATEMENTS

As described elsewhere herein, on March 30, 2012, we acquired Metamining Nevada from Metamining Inc., an unrelated third party, in exchange for shares our Series C convertible preferred stock and Series C common stock purchase warrants.  Metamining Nevada is a development stage company formed in March 2011. Following the acquisition, we continue to own and operate our historical operations which are the development, manufacture, sale and distribution of disinfectant health care products primarily to the medical industry in China. However, because of the proportional ownership interests after the transaction, our acquisition of Metamining Nevada was accounted for as a reverse merger and Metamining Nevada is considered the acquirer for accounting purposes.  The consolidated balance sheet as of March 31, 2012 reflects our consolidated financial positions which includes the assets and liabilities Metamining Nevada and our historical operations.  The consolidated balance sheet as of December 31, 2011 reflects the historical financial position of Metamining Nevada, the accounting acquirer. The consolidated statement of operations and comprehensive income and consolidated statements of cash flows for the three months ended March 31, 2012 and 2011, respectively, reflect the historical operations of Metamining Nevada and our operations from the acquisition date. However, due to the fact that the acquisition is effective at the end of the period, none of our operations or cash flows are included in the March 31, 2012 period. -See Note 2.

ii

OTHER PERTINENT INFORMATION

As used herein, unless the context indicates otherwise, the terms:

•	“Linkwell", the “Company”, “we” and “us” refers to Linkwell Corporation, a Florida corporation, and our subsidiaries;

•	“Linkwell Tech” refers to our 90% owned subsidiary Linkwell Tech Group, Inc., a Florida corporation;

•	“LiKang Disinfectant” refers to Shanghai LiKang Disinfectant High-Tech Company, Limited, a wholly-owned subsidiary of Linkwell Tech;

•	“LiKang Biological” refers to Shanghai LiKang Biological High-Tech Co., Ltd., a wholly owned subsidiary of LiKang Disinfectant; and

•
“LiKang International” refers to Shanghai LiKang International Trade Co., Ltd., formerly a wholly owned subsidiary of LiKang Disinfectant which was sold to Linkwell International Trading Co., Limited on May 31, 2008.

•	“Metamining Nevada” refers to our wholly owned subsidiary Metamining Nevada, Inc., a Nevada corporation.

    We also use the following terms when referring to certain related parties:

•	“Shanhai” refers to Shanghai Shanhai Group, a Chinese company which previously was the minority owner of LiKang Disinfectant;

•	“ZhongYou” refers to Shanghai ZhongYou Pharmaceutical High-Tech Co., Ltd., a company owned by Shanghai Jiuqing Pharmaceuticals Company, Ltd.

•
“Shanghai Jiuqing” refers to Shanghai Jiuqing Pharmaceuticals Company, Ltd., a company whose 65% owner is Shanghai Ajiao Shiye Co. Ltd., a company of which our Chairman and Chief Executive Officer, Mr. Xuelian Bian, is a 60% shareholder.

•	“Metamining, Inc.”, a California company, refers to the former sole shareholder of Metamining Nevada, from which we acquired 100% ownership of Metamining Nevada on March 30, 2012.

•	The People's Republic of China is herein referred to as “China” or the “PRC”.

The information which appears on our web site at www.linkwell.us is not part of this report.

iii

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$669,381	$-
Accounts receivable, net	2,588,599	-
Accounts receivable - related parties, net	10,446,862	-
Due from related party	1,110,103	-
Other receivables	5,045,772	-
Inventories, net	2,571,269	-
Prepaid expenses and other current assets	697,287	-
Total current assets	23,129,273	-
		-
NON-CURRENT ASSETS:		-
Deferred compensation	401,452	-
Investment	1,283,231	-
Property, plant and equipment, net	2,450,016	-
Real property and mineral rights	14,250,000	14,250,000
Prepaid for land use right	606,898	-
Intangible assets	282,506	-
Total non-current assets	19,274,103	14,250,000

TOTAL ASSETS	$42,403,376	$14,250,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$1,588,739	$-
Accounts payable and accrued expenses	3,678,868	5,000
Note payable – Current due	5,625,000	5,625,000
Advances from customers	366,376	-
Taxes payable	175,318	-
Other payables	90,526	-
Due to related parties	1,743,737	-
Total current liabilities	13,268,564	5,630,000

Note payable – long term	5,625,000	5,625,000
Total liability	18,893,564	11,255,000

COMMITMENT AND CONTINGENCY

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0005 par value; 10,000,000 authorized, 9,581,973 and 0 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	4,791	-
Common Stock, $.0005 par value, 150,000,000 authorized, 119,605,475 and 0 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	59,803	-
Additional paid-in capital	22,771,296	3,112,945
Retained earnings	(112,945)	-
Accumulated other comprehensive income	(26,670)	(117,945)
Total Linkwell Corporation stockholder's equity	22,696,275	2,995,000

NONCONTROLLING INTEREST	813,537	-

TOTAL STOCKHOLDERS' EQUITY	23,509,812	2,995,000

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$42,403,376	$14,250,000

See accompanying notes to these unaudited consolidated financial statements.

 LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31, 2012	From Inception (March 30, 2011) to March 31, 2011

NET SALES	$-	$-
COST OF SALES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Selling expenses	-	-
General and administrative	26,670	-
Total Operating Expenses	26,670	-

OPERATING INCOME (LOSS)	(26,670)	-

INCOME BEFORE INCOME TAX	(26,670)	-

INCOME TAX EXPENSE	-	-

NET INCOME	(26,670)	-

COMPREHENSIVE INCOME (LOSS):
Net income	(26,670)
Foreign currency translation	-	-

COMPREHENSIVE LOSS	$(26,670)	$-

BASIC AND DILUTED INCOME PER COMMON SHARE:
Basic earnings per shares	$-	$-
Diluted earnings per shares	$-	$-

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	-	-
Diluted	-	-

See accompanying notes to these unaudited consolidated financial statements.

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2012	From Inception (March 30, 2011) to March 31, 2011
OPERATING ACTIVITIES:
Net loss	$(26,670)	$-
Increase(decrease) in current assets:
Accounts payable, other payables and accrued expenses	437	-
Due to related party	42,025	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	15,792	-

INVESTING ACTIVITIES:
Cash acquired from acquisition	653,589

NET CASH PROVIDED BY INVESTING ACTIVITIES	653,589

EFFECT OF EXCHANGE RATE ON CASH	-	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	669,381	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$669,381	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to these unaudited consolidated financial statements.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2012 AND DECEMBER 31, 2011
(UNAUDITED)

    NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION

The Company was incorporated in the State of Florida on October 11, 2000 under the name HBOA Holdings, Inc..

On May 2, 2005, the Company entered into and consummated a share exchange with all of the shareholders of Linkwell Tech . Pursuant to the share exchange, the Company acquired 100% of the issued and outstanding shares of Linkwell Tech’s common stock, in exchange for 36,273,470 shares of the Company’s common stock, which at closing represented approximately 87.5% of the issued and outstanding shares of the Company’s common stock. As a result of the transaction, Linkwell Tech became the Company’s wholly-owned subsidiary. For financial accounting purposes, the exchange of stock was treated as a recapitalization of the Company, with the former shareholders of the Company retaining 7,030,669 or approximately 12.5% of the outstanding stock. The consolidated financial statements reflect the change in the capital structure of the Company due to the recapitalization and in the operations of the Company and its subsidiaries for the periods presented.

Linkwell Tech was founded on June 22, 2004, as a Florida corporation. On June 30, 2004, Linkwell Tech acquired 90% of LiKang Disinfectant through a stock exchange. This transaction resulted in the formation of a U.S. holding company by the shareholders of LiKang Disinfectant as it did not result in a change in the underlying ownership interest of LiKang Disinfectant. LiKang Disinfectant is a science and technology enterprise founded in 1988. LiKang Disinfectant is involved in the development, production, marketing and sale, and distribution of disinfectant health care products.

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

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2012 AND DECEMBER 31, 2011
(UNAUDITED)

On March 5, 2009, the Company’s subsidiary, LiKang Disinfectant acquired 100% of LiKang Biological, a company owned by related parties. LiKang Biological is also engaged in the development, manufacture, sale and distribution of disinfectant health care products primarily in the medical industry in China.

On March 30, 2012, we acquired Metamining Nevada from Metamining, an unrelated third party. Pursuant to the terms of the Share Exchange Agreement between the parties, we acquired 100% of the capital stock of Metamining Nevada in exchange for 9,581,973 shares of our Series C convertible preferred stock and 3,000,000 Series C common stock purchase warrants. As a result of the acquisition, under reverse acquisition accounting rules pursuant to the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805-40, Linkwell who is the legal acquirer becomes the accounting acquiree owning 8.9%, and Metamining Nevada becomes the accounting acquirer owning 91.1% of the total outstanding shares of common stock on an as converted basis after giving effect to an expected 1:200 reverse stock split (“Reverse Stock Split”) in the acquisition transaction.

Metamining Nevada is a development stage company which was established in March 2011. In April 2011 Metamining entered into agreements with unrelated third parties to acquire rights to mining claims, together with certain real property rights, on approximately 4,500 acres in northern Nevada for an aggregate purchase price of $14,250,000.

During the terms of the agreements, Metamining Nevada has the right to explore and mine the properties and the quit claim deeds for these properties are being held in escrow pending payment in full of the purchase price.  If any portion of the purchase price were not to be paid when due, subject to certain extensions as described in the agreements, all amounts paid are forfeited and the agreements are terminated. During the terms of the agreements, the seller designated Mr. Howard Fisher as a member of Metamining Nevada’s Board of Directors. Mr. Fisher’s responsibilities are to control the transfer of the properties or provide for the recovery of the properties, at the termination of the agreement, as the case may be.  He does not otherwise have any voting rights as a member of Metamining Nevada’s Board.

On March 30, 2012 we issued 9,581,973 shares of our Series C convertible preferred stock and 3,000,000 Series C common stock purchase warrants to Metamining Inc. as consideration for the purchase of Metamining Nevada. The Series C common stock purchase warrant are exercisable for five years at any time following the Reverse Stock Split into 3,000,000 shares of our post-split common stock at an exercise price of $5.00 per share. The warrant contains customary anti-dilution protection in the event of stock splits, recapitalizations and similar corporate events. The reverse stock split has not yet occurred.

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are expressed in US dollars. All material intercompany transactions and balances have been eliminated in the consolidation.

Certain reclassifications have been made to the prior year to conform to current year’s presentation. The consolidated financial statements of the Company include the accounts of Metamining Nevada, the Company’s 90% owned subsidiary, Linkwell Tech, and Linkwell Tech’s 100% owned subsidiaries LiKang Disinfectant and LiKang Biological. All significant inter-company balances and transactions have been eliminated.

The consolidated balance sheets as of March 31, 2012 reflected consolidated financial positions of both Metamining Nevada and Linkwell. The consolidated balance sheet as of December 31, 2011 reflected the financial position of Metamining Nevada, the accounting acquirer. The consolidated statement of operations and comprehensive income and consolidated statement of cash flows for the three months ended March 31, 2012 and 2011, respectively, reflected the operations of Metamining Nevada, in accordance with ASC 805-40 Reverse Acquisitions.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates for the years ended March 31, 2012 and December 31, 2011 include the allowance for doubtful accounts, useful life of property and equipment, and inventory reserve.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2012 AND DECEMBER 31, 2011
(UNAUDITED)

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

As of March 31, 2012 and December 31, 2011, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

ACCOUNTS RECEIVABLE

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2012 and December 31, 2011, the Company established, based on a review of its third party accounts receivable outstanding balances, allowances for doubtful accounts in the amounts of $938,594 and $0, respectively.

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
 MARCH 31, 2012 AND DECEMBER 31, 2011
(UNAUDITED)

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined by using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, during the three months ended March 31, 2012 and 2011, there were no significant impairment of its long-lived assets.

ADVANCES FROM CUSTOMERS

As of March 31, 2012 and December 31, 2011, advances from customers were $366,376 and $0, respectively. These advances consisted of prepayments from third party customers to the Company for merchandise that had not yet been shipped by the Company. The Company will recognize the prepayments as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2012 AND DECEMBER 31, 2011
(UNAUDITED)

On March 30, 2012 the Company acquired Metamining Nevada from Metamining, an unrelated third party. Pursuant to the terms of the Share Exchange Agreement between the parties, we acquired 100% of the capital stock of Metamining Nevada in exchange for 9,581,973 shares of our Series C convertible preferred stock and 3,000,000 Series C common stock purchase warrants.   As a result of the acquisition, under reverse acquisition accounting rules pursuant to ASC 805-40, Linkwell who is the legal acquirer becomes the accounting acquiree owning 8.9%, and Metamining Nevada is the accounting acquirer owning 91.1% of the total outstanding shares of common stock on an as converted basis after giving effect to the Reverse Stock Split in the transaction. For accounting purposes, there are no weighted average shares outstanding in the earnings per share computation because the accounting acquirer, Metamining, had no common shares outstanding during the quarter ended March 31, 2012. As a result of the reverse acquisition, Linkwell’s weighted average common shares outstanding prior to March 30, 2012 are not included in the earnings per share calculation for the quarter ended March 31, 2012.

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

FOREIGN CURRENCY TRANSLATION

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

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2012 AND DECEMBER 31, 2011
(UNAUDITED)

	March 31, 2012	December 31, 2011
Balance sheet items, except for the registered and paid-up capital and retained earnings as of March 31, 2012 and December 31, 2011.	US$1=RMB 6.2943	US$1=RMB 6.3009

	Three Months Ended March 31,
	2012	2011
Amounts included in the statements of operations, and statements of cash flow for the three months ended March 31, 2012 and 2011.	US$1=RMB6.3074	US$1=RMB6.5832

STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, and an Amendment of FASB Statement No. 123” (codified in FASB ASC Topics 718 & 505). The Company recognizes in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued ASU 2011-08, "Testing Goodwill for Impairment." ASU 2011-08 will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for annual reporting period beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance did have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income: Presentation of Comprehensive Income." ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 will be effective for the first interim and annual periods beginning after December 15, 2011. Further, in December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." We have adopted this guidance.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2012 AND DECEMBER 31, 2011
(UNAUDITED)

NOTE 2- PRO-FORMA FINANCIAL INFORMATION-REVERSE ACQUISITION OF METAMINING NEVADA

On March 30, 2012, the Company acquired Metamining Nevada from Metamining , an unrelated third party. Pursuant to the terms of the Share Exchange Agreement between the parties, we acquired 100% of the capital stock of Metamining Nevada in exchange for 9,581,973 shares of our Series C convertible preferred stock and 3,000,000 Series C common stock purchase warrants.  As a result of the acquisition a change in ownership interest has occurred, and under the reverse acquisition accounting rules pursuant to ASC 805-40, Linkwell who is the legal acquirer becomes the accounting acquiree owning 8.9%, and Metamining Nevada becomes the accounting acquirer owning 91.1% of the total outstanding shares of common stock on an as converted basis after giving effect to the Reverse Stock Split in the transaction.

Metamining Nevada is a development stage company, which was established in March, 2011. Since its inception to March 31, 2011, Metamining Nevada had no operations.

The table below provides the consolidation of Linkwell and Metamining Nevada in the consolidated balance sheets as of March 31, 2012:

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2012 AND DECEMBER 31, 2011
(UNAUDITED)

	LINKWELL	Metamining Nevada	Consolidation		Consolidated
	March 31,2012	March 31,2012	Adjustments		March 31,2012
	(Unaudited)	(Unaudited)			(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$653,589	$15,792	$-		$669,381
Accounts receivable, net	2,588,599	-	-		2,588,599
Accounts receivable - related parties, net	10,446,862	-	-		10,446,862
Due from related party	1,110,103	-	-		1,110,103
Other receivables, net	5,045,772	-	-		5,045,772
Prepaid expenses and other current assets	697,287	-	-		697,287
Inventories, net	2,571,269	-	-		2,571,269
Total current assets	23,113,481	15,792	-		23,129,273

NON-CURRENT ASSETS
Deferred compensation	401,452	-	-		401,452
Investment	1,283,231	-	-		1,283,231
Property, plant and equipment, net	2,450,016	-	-		2,450,016
Real property and mineral rights	-	14,250,000	-		14,250,000
Prepaid for land use right	606,898	-	-		606,898
Intangible assets	282,506	-	-		282,506
Total non-current assets	5,024,103	14,250,000	-		19,274,103
TOTAL ASSETS	$28,137,584	$14,265,792	$-		$42,403,376

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Loans payable	$1,588,739	$-	$-		$1,588,739
Accounts payable and accrued expenses	3,678,431	437	-		3,678,868
Note payable-Current due	-	5,625,000	-		5,625,000
Advances from customers	366,376	-	-		366,376
Taxes payable	175,318	-	-		175,318
Other payables	90,526	-	-		90,526
Due to related parties	1,701,712	42,025	-		1,743,737
Total current liabilities	7,601,102	5,667,462	-		13,268,564
Put option liability	2,400,000	-	(2,400,000)	(5) (1)	-
Note payable - long term	-	5,625,000	-		5,625,000
TOTAL LIABILITIES	10,001,102	11,292,462	(2,400,000)		18,893,564

COMMITMENT AND CONTINGENCY

STOCKHOLDERS' EQUITY
Preferred Stock	4,791	-	-		4,791
Common Stock	59,803	-	-		59,803
Additional paid-in capital	8,552,730	3,112,945	11,105,621	(1) (5)	22,771,296
Statutory surplus reserve	802,749	-	(802,749)	(3)	-
Retained earnings	6,031,469	(112,945)	(6,031,469)	(2)	(112,945)
Accumulated other comprehensive income	1,871,403	(26,670)	(1,871,403)	(4)	(26,670)
Total Linkwell Corporation stockholder's equity	17,322,945	2,973,330	2,400,000		22,696,275
NONCONTROLLING INTEREST	813,537	-	-		813,537
TOTAL STOCKHOLDERS' EQUITY	18,136,482	2,973,330	2,400,000		23,509,812
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$28,137,584	$14,265,792	$-		$42,403,376

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2012 AND DECEMBER 31, 2011
(UNAUDITED)

Note (1): Aggregate effect of the acquisition transaction:

A. To eliminate Linkwell retained earnings	$6,031,469	See Note (2)
B. To eliminate Linkwell statutory surplus reserve	802,749	See Note (3)
C. To eliminate Linkwell accumulated other comprehensive income (AOCI)	1,871,403	See Note (4)
D. To eliminate Linkwell put option liability	2,400,000	See Note (5)
Total APIC adjustments	$11,105,621

Note (2): Represents the elimination of Linkwell retained earnings.	$6,031,469	See Note (1)

Note (3): Represents the elimination of Linkwell statutory surplus reserve.	$802,749	See Note (1)

Note (4): Represents the elimination of Linkwell AOCI.	$1,871,403	See Note (1)

Note (5): Represents the elimination of Linkwell put option liability, which was cancelled by the option holder in March 2012.	$2,400,000	See Note (1)

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2012 AND DECEMBER 31, 2011
(UNAUDITED)

The table below provides the pro forma condensed financial statements of operations (unaudited) to give effect to the acquisition of Metamining Nevada as if the transaction had occurred at the beginning of the quarter ended March 31, 2012.

	Linkwell	Metamining Nevada	Pro Forma Adjustments		Pro Forma Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)		(Unaudited)
Net Sales	$3,406,409	$-	$-		$3,406,409
Cost of Sales	1,873,773	-	-		1,873,773
Gross Profit	1,532,636	-	-		1,532,636

Operating (expenses) income:
Total operating expenses	1,497,500	26,670	-		1,524,170
Operating income (loss)	35,136	(26,670)	-		8,466
Other (expenses) income:
Total other income	15,236	-	-		15,236
Income (loss) before income taxes	50,372	(26,670)	-		23,702
Income tax expense	(67,569)				(67,569)
Net loss	(17,197)	(26,670)	-		(43,867)
Net income attributable to non-controlling interests	(28,135)	-	-		(28,135)
Net loss attributable to Linkwell Corp	(45,332)	(26,670)	-		(72,002)

Comprehensive income (loss):
Net loss	(17,197)	(26,670)	-		(43,867)
Foreign currency translation	19,182	-	-		19,182
Comprehensive loss	$(26,150)	$(26,670)	$-		$(52,820)

Basic and diluted income (loss) per common share
Basic	$(0.09)	-	-		$(0.14)
Diluted (2)	$(0.09)	-	-		$(0.01)
Basic weighted average common shares outstanding (3)	509,840	-	-		509,840
Diluted weighted average common shares outstanding (3)	509,840	-	12,581,973	(1)	13,091,813

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2012 AND DECEMBER 31, 2011
(UNAUDITED)

Note (1):
Represents the dilutive effect of 9,581,973 shares of Series C convertible preferred stock and 3,000,000 Series C warrants issued by Linkwell in conjunction with the acquisition of Metamining Nevada, which is treated as reverse acquisition. The dilutive effect of these shares is after giving effect to the Reverse Stock Split in the acquisition transaction.

Note (2):	The dilutive effect impacts only the dilutive EPS in the pro forma calculation.
Note (3):	The basic and dilutive weighted average shares outstanding after giving effect to the Reverse Stock Split.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2012 AND DECEMBER 31, 2011
(UNAUDITED)

The tables below provide the pro forma financial condensed financial statements of operations to give effect to the acquisition for the three months ended March 31, 2011:

	Linkwell Corporation	Metamining Nevada, Inc.	Pro Forma Adjustments	Pro Forma Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Sales	$3,223,209			$3,223,209
Cost of Sales	1,679,231			1,679,231
Gross Profit	1,543,978			1,543,978

Operating (expenses) income:
Total operating expenses	984,743			984,743
Operating income (loss)	559,235			559,235
Other (expenses) income:
Total other income	(57,366)			(57,366)
Income (loss) before income taxes	501,869			501,869
Income tax expense	(100,153)			(100,153)
Net income	401,716			401,716
Net income attributable to non-controlling interests	(42,669)			(42,669)
Net loss attributable to Linkwell Corp	359,047			359,047

Comprehensive income:
Net income	401,716			401,716
Foreign currency translation	166,286			166,286
Comprehensive income	$525,333			$525,333

Basic and diluted income (loss) per common share
Basic	$0.83			$0.83
Diluted (2)	$0.83			$0.03
Basic weighted average common shares outstanding (3)	433,027			433,027
Diluted weighted average common shares outstanding (3)	433,027		12,581,973	13,015,000

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2012 AND DECEMBER 31, 2011
(UNAUDITED)

Note (1):
Represents the dilutive effect of 9,581,973 shares of Series C convertible preferred stock and 3,000,000 Series C warrants issued by Linkwell in conjunction with the acquisition of Metamining Nevada, which is treated as reverse acquisition. The dilutive effect of these shares is after the Reverse Stock Split.

Note (2):	The dilutive effect impacts only the dilutive EPS in the pro forma calculation.
Note (3):	The basic and dilutive weighted average shares outstanding are based after giving effect to the Reverse Stock Split.

NOTE 3 – INVENTORIES

A summary of inventories by major category as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
		(Audited)
Raw materials	$945,718	$-
Work-in-process	37,689	-
Finished goods	1,587,862	-
Net inventories	$2,571,269	$-

NOTE 4 – PROPERTY AND EQUIPMENT

At March 31, 2012 and December 31, 2011, property and equipment consisted of the following:

	Estimated Useful Life (In years)	March 31, 2012	December 31, 2011

Office equipment and furniture	3-7	$569,327	$-
Autos and trucks	5	386,337	-
Manufacturing equipment	2-10	985,655	-
Building	5-20	1,909,617	-
Subtotal		3,850,936	-
Less: Accumulated depreciation		(1,400,920)	-
Property and equipment, net		$2,450,016	$-

For the three months ended March 31, 2012 and 2011, depreciation expenses amounted to approximately $76,717 and $0, respectively.

      NOTE 5 - REAL PROPERTY and MINERAL RIGHTS

Metamining Nevada, through its parent company, Metamining,  acquired certain real property and mineral rights in the Buena Vista Hills area of the mineral district in Pershing and Churchill Counties of Nevada called “Iron Horse Project – Dodge Mine" from three separate sellers for a total purchase considerations of $14,250,000 payable by way of three installments over a period of two years from April 15, 2011 as discussed under Note 13- Notes Payable.

(1)	Seller, Little Valley Group, LLC (LVC) under Agreement No. NV01 valued 77.1930%	$11,000,000
(2)	Seller, Greater Nevada Ranches, LLC (GNR) under Agreement No. NV02 valued 12.2807%	1,750,000
(3)	Seller, Western Resources Group, LLC (WRG) under Agreement No. NV03 valued 10.5263%	1,500,000
	Total Purchase Considerations	$14,250,000

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2012 AND DECEMBER 31, 2011
(UNAUDITED)

Acquiring the following properties and Mineral Rights:

From LVC:

Township 25 North, Range 34 East, M.D.M.

Section 6	BLM Serial Number
Iron Horse	754382
Iron Horse 1-9	754383-754391
Iron Colt	862856
Iron Colt 1-6, 10	862857-862863
Iron Horse 10, 11	862864-862865

Township 26 North, Range 34 East, M.D.M

Section 32
Beacon Hill 1,5-7,9	862839-862843
Beacon Hill 14-21	862846-862853
Beacon Hill 12	999120
Iron Castle 8-9	862854-862855
MG-1 thru MG-4	962977-962980

From GNR:

Pershing County APN #015-110-06

Township 25, Range 33, M.D.B.&M.
Section 1, consisting of 649.95 acres, more or less

Churchill County APN #005-211-09

Township 24, Range 34, M.D.B.&M.
Section 9: West ½ consisting of 278.61 acres, more or less

From WRG:

178 Unpatened Lode Mining Claims in the Pershing County:
BV-1-28, 29-35 (odd), 37-84, 91-102, 104, 106, 108-156, 163-179 (odd), 180-205

NOTE 6 - INTANGIBLE ASSETS

At March 31, 2012 and December 31, 2011, intangible assets consisted of customers’ lists arising from the acquisition of LiKang Biological, amortized over 5 years. Net intangible assets as of March 31, 2012 and December 31, 2011 totaled $282,506 and $0, respectively. Amortization expenses for the three months ended March 31, 2012 and 2011 were $25,682 and $0, respectively. Annual amortization expenses for the next five years from March 31, 2012 are expected to be: $102,730, $102,730, $77,046, and none after the third year.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2012 AND DECEMBER 31, 2011
(UNAUDITED)

NOTE 7 – INVESTMENT AND DEPOSITS

At March 31, 2012, deposits mainly represented $554,000, through the issuance of 4,000,000 shares (pre-Reverse Stock Split) of the Company’s’ stock at $0.136 per share, for the deposit of purchasing an acquisition target, Inner Mongolia Wuhai Chengtian Chemical Technology Co., Ltd., (“Wuhai Chengtian”). However, the acquisition was cancelled in 2011, Wuhai Chengtian, which changed name to Inner Mongolia Likang Biological Co., Ltd. (“Wuhai Likang”) in 2011, increased the registered capital from RMB 9 million to RMB 50 million, the deposit was not going to refund to the Company by Wuhai Likang’s selling shareholder; accordingly the deposit of $544,000 together with capital injection of $729,231 by the Company to Wuhai Chengtian which the Company initially treated it as due from related party, have been reclassified into the Company’s investment which was accounted for under the cost method as a result of the Company’s 9.18% ownership in Wuhai Likang. There was no significant impairment of this investment at March 31, 2012.

NOTE 8 - OTHER RECEIVABLES

At March 31, 2012 and December 31, 2011, the Company had other receivables of $5,045,772 (including $4,930,874 to Wuhai Likang) and $0, respectively. Wuhai Likang was a related party of the Company in 2011 due to the Company being in the process of acquiring a controlling position in Wuhai Likang. On December 30, 2009, the Company issued 4,000,000 shares (pre-Reverse Stock Split) of common stock (valued for $544,000) and cash RMB 3.15 million ($500,453) together with a previous capital contribution of patent of RMB 1.44 million ($228,778) in exchange for acquiring a 51% equity interest in Wuhai Likang in China which was accounted for as a deposit. However, the acquisition target has increased its registered capital to RMB 50 million by the contribution of new investors in April 2010, which resulted in a decrease of the equity interest owned by Linkwell to 9.18%. With this reduction in ownership, and reduction in influence over Wuhai Likang, the Company’s management has determined that Wuhai Likang is not deemed a related party.

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

As of December 31, 2011, government approval for this acquisition had not occurred and is unable to be completed. Due to the existing shareholders of Wuhai Likang increased capital contribution, the Company’s ownership in Wuhai Likang decreased to approximately 9.18% and influence over Wuhai Likang has been reduced, the Company’s management has determined that Wuhai Likang is not deemed a related party. Accordingly, the due from related party of $1,567,337 as of December 31, 2010 (of which, $729,231 has been reclassified into investment in 2011) and the additional approximately $2.84 million advances made during 2011, have been classified as other receivables as of December 31, 2011. In the three months ended March 31, 2012, the Company advanced additional RMB 2,796,400 (US$ 444,275) to Wuhai Likang. The advance to Wuhai Likang was guaranteed by Wuhai LiKang’s 52,249 square meters land, 22,360 square meters building and RMB 4.73 million (US$751,474) equipment.

NOTE 9 – LOANS PAYABLE

Loans payable consisted of the following at March 31, 2012 and December 31, 2011:

	2012	2011
Loan from Shanghai Rural Commercial Bank, Dachang Branch due on May 10, 2012 with interest rate of 6.31% per annum. Guaranteed by Shanghai Shanhai Group (a strategic partner of the Company), and Mr. Bian, Chairman of the Company (RMB 7,400,000).	$1,175,667	$-
Loan from Shanghai Rural Commercial Bank, Dachang Branch due on July 10, 2012 with interest rate of 6.56% per annum. Guaranteed by Shanghai Shanhai Group (a strategic partner of the Company), and Mr. Bian, Chairman of the Company (RMB 2,600,000)	413,072	-
	$1,588,739	$-

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2012 AND DECEMBER 31, 2011
(UNAUDITED)

NOTE 10 – RELATED PARTY TRANSACTIONS

Linkwell Tech’s wholly-owned subsidiary, LiKang Disinfectant, is engaged in business activities with three related parties, including ZhongYou Shanghai Jiuqing.

For the three months ended March 31, 2012, the Company recorded sales of $1,975,196 to ZhongYou. At March 31, 2012, accounts receivables from sales to ZhongYou (net of bad debt allowance) were $10,330,501 and $9,850,987.
During the three months ended March 31, 2012, the Company made $0 sales to Shanghai Jiuqing. At March 31, 2012 , accounts receivable from sales to Shanghai Jiuqing were $92,822.

As of March 31, 2012, $1,110,103 was due from related parties  LiKang Trading Co. Ltd (Hong Kong) (“LiKang Trading HK”), Shanghai Zhongyou Delivery Co., Ltd (“ZhongYou Delivery”), Shanghai LiKang Pharmaceutical Co., Ltd (“LiKang Pharmaceutical”), and Shanghai Lingkai International Trading Co., Ltd (“Lingkai Trading”), respectively, representing short-term advances and other receivables not including the receivables from sales for working capital purpose and receivable on demand.

As of March 31, 2012, $1,734,737 was due to related parties including the Company’s management and officer. As of March 31, 2012, the Company owed its management $54,000, ZhongYou $1,091,150 and other related parties $589,587.

NOTE 11 – TAXES PAYABLE

Taxes payable consisted of the following at March 31, 2012 and December 31, 2011, respectively:

	2012	2011

Income tax payable (receivable)	$(37,088)	$-
Value added tax payable	208,733	-
Other taxes payable	3,673	-
	$175,318	$-

       NOTE 12 - NOTES PAYABLE

    Pursuant to the respective purchase and sale agreements dated April 15, 2011 No. NV01, NV02 and NV03, the sellers financed buyer by carrying two notes payable $5,625,000 due April 15, 2012 and $5,625,000 due April 15, 2013 free of interest. In March 2012, we entered into an extension agreement with the sellers pursuant to which upon the payment of $300,000, of which $150,000 was due by April 15, 2012 and the balance was due by April 30, 2012, the due date of April 15, 2012 payment of $5,625,000 was extended to June 15, 2012. The $300,000 payment will be applied to the $5,625,000 installment balance due on April 15, 2013. Metamining paid, on behalf of Metamining Nevada, $150,000 on April 10, 2012 and another $150,000 payment on May 10, 2012 to the sellers of the real property and mineral rights. The sellers provided written confirmation to Metamining Nevada stating that Metamining Nevada’s ownership of the real property and mineral rights was in good standing.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2012 AND DECEMBER 31, 2011
(UNAUDITED)

Short term and long term Notes Payable:

(1)	Little Valley Group, LLC	short term	$4,342,106.24
		Long term	4,342,106.24
			$8,684,212.48

(2)	Greater Nevada Ranches, LLC	short term	$690,789.38
		Long term	690,789.38
			1,381,578.76

(3)	Western Resource Group, LLC	short term	$592,104.38
		Long term	592,104.38
			1,184,208.76
		Grand Total:	$11,250,000

NOTE 13– STOCKHOLDERS’ EQUITY

Common Stock

On January 4, 2012, the Company, pursuant to a Legal Services Agreement, dated January 1, 2012, by and between the Company and the Shanghai Hai Mai Law Firm (“Shanghai Hai Mai”), agreed to issue to Shanghai Hai Mai the aggregate amount of 6,000,000 restricted shares (pre-Reverse Stock Split) of the Company’s common stock, $0.0005 par value per share. The shares were issued as compensation for legal services to be provided by Shanghai Hai Mai during the two-year term of the Agreement. The value of 6,000,000 restricted shares is $180,000 based on the stock price at January 4, 2012.  The Company recorded deferred stock compensation of $158,301 at March 31, 2012, which was net of stock compensation expense of $21,699 for the three months ending March 31, 2012.

On February 13, 2012, the Company’s Board of Directors adopted and approved an amendment (the “Charter Amendment”) to the Company’s Articles of Incorporation, as amended, to effect a reverse split of the Company’s common stock, par value $0.0005 per share (the “Common Stock”) of one share for every thirty outstanding shares (the “Reverse Stock Split”), so that every thirty outstanding shares of Common Stock before the Reverse Stock Split shall represent one share of Common Stock after the Reverse Stock Split. The Reverse Stock Split was retroactively reflected in the Company’s consolidated financial statements for the years presented. However, due to the reverse acquisition of Metamining Nevada, as described below, the Board of Directors has determined not to proceed with the 1:30 reverse stock split

On March 12, 2012 and March 29, 2012, the Company issued 5 million restricted shares (pre-Reverse Stock Split) each to a professional business consulting company for advising the Company on strategic growth, merger and acquisition, and investor relationship. The term of the service is two years. The value of 10,000,000 restricted shares is $250,000 based on the stock price at March 12 and March 29, 2012, respectively. The Company recorded deferred stock compensation of $243,151 at March 31, 2012, which was net of stock compensation expense of $6,849 for the three months ending March 31, 2012.

On March 29, 2012, the Company issued 7,000,000 (pre-Reverse Stock Split) and 2,000,000 shares of common stock to one senior officer and one employee, respectively, under the Company’s 2005 Equity Compensation Plan, as amended, for services they provided to the Company. The stock was valued at stock issuance date at $0.03 per share, and $270,000 was recorded as stock based compensation.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2012 AND DECEMBER 31, 2011
(UNAUDITED)

In conjunction with the reverse acquisition of Metamining Nevada, the Company issued 9,000,000 shares of Series C convertible preferred stock and 3,000,000 Series C common stock purchase warrants to the shareholder of Metamining Nevada, Metamining, as part of consideration offered and 581,973 shares of Series C convertible preferred stock to China Direct Investments, Inc. for acquisition services. The shares of Series C convertible preferred stock, with a par value of $0.0005, are convertible to our common shares on a 1 to 1 basis after the completion of the planned Reverse Stock Split, and are being charged to additional paid in capital in accordance with ASC 805-40 Reverse Acquisitions. In addition, we issued  Series C common stock purchase warrants to Metamining as part of consideration offered. The Series C common stock warrants become exercisable for five years at any time, following the Reverse Stock Split of our common stock, into 3,000,000 shares of our post-split common stock at an exercise price of $5.00 per share.  The warrants contains customary anti-dilution protection in the event of stock splits, recapitalizations and similar corporate events. The warrants are accounted for as additional paid in capital.

NOTE 14 – COMMITMENTS

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

The Company had rental expense of $87,074 and $43,500 for the three months ended March 31, 2012 and 2011, respectively. Future minimum rental payments required under these operating leases are as follows:

Year 2012	$103,835

NOTE 15 – SUBSEQUENT EVENTS

In March 2012 prior to when the Company entered into the Share Exchange Agreement with Metamining, Metamining entered into an extension agreement with the sellers pursuant to which upon the payment of $300,000, of which $150,000 was due by April 15, 2012 and the balance was due by April 30, 2012, the due date of April 15, 2012 payment of $5,625,000 was extended to June 15, 2012. The $300,000 payment will be applied to the $5,625,000 installment balance due on April 15, 2013. Metamining advanced Metamining Nevada the funds necessary to satisfy this extension payment. Metamining  paid, on behalf of Metamining Nevada, $150,000 in April 2011 and another $150,000 in May 2012 to the sellers of the real property and mineral rights. The sellers provided written confirmation to Metamining Nevada stating that Metamining Nevada’s ownership of the real property and mineral rights was in good standing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           The following discussion should be read in conjunction with the preceding unaudited consolidated financial statements and our Form 10-K for the year ended December 31, 2011.

OVERVIEW

As described elsewhere herein, on March 30, 2012, we acquired Metamining Nevada in exchange for 9,581,973 shares of our Series C convertible preferred stock and 3,000,000 Series C common stock purchase warrants.  As a result of the acquisition, under reverse acquisition accounting rules pursuant to ASC 805-40, Linkwell who is the legal acquirer became the accounting acquiree owning 8.9%, and Metamining Nevada became the accounting acquirer owning 91.1% of the total outstanding shares of common stock on an as converted basis after giving effect to the transaction.

Metamining Nevada is a development stage company which was established in March 2011.  In April 2011 Metamining, its former parent company, entered into agreements with unrelated third parties to acquire rights to mining claims, together with certain real property rights, on approximately 4,500 acres in northern Nevada for an aggregate purchase price of $14,250,000. During the terms of the agreements, Metamining Nevada has the right to explore and mine the properties and the quit claim deeds for these properties are being held in escrow pending payment in full of the purchase price.  If any portion of the purchase price should not be paid when due, subject to certain extensions as described in the agreements, all amounts theretofore paid are forfeited and the agreements are terminated. During the terms of the agreements, the seller designated Mr. Howard Fisher as a member of Metamining Nevada’s Board of Directors.  Mr. Fisher’s responsibilities are to control the transfer of the properties or provide for the recovery of the properties, at the termination of the agreement, as the case may be.  He does not otherwise have any voting rights as a member of Metamining Nevada’s board.

We also own a 90% interest in our operating subsidiary, Linkwell Tech. Through Linkwell Tech’s wholly-owned subsidiaries, LiKang Disinfectant and LiKang Biological, we are engaged in the development, manufacture, sale and distribution of disinfectant health care products primarily to the medical industry in China.

RESULTS OF OPERATIONS

Metamining Nevada, as the accounting acquirer in the transaction entered on March 30, 2012, had no operations during the quarter ended March 31, 2012.

The pro forma statement of operations for the quarter ended March 31, 2012 are presented in Note 2 and describe the consolidation of Linkwell and Metamining Nevada after giving effect to the Metamining Nevada acquisition, including the Reverse Stock Split for the outstanding common shares, as if the transaction had occurred at the beginning of the period the quarter ended March 31, 2012. This proforma statement of operations also provides information on the results of operations from Linkwell Tech during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our cash on hand was $0.7 million and working capital $9.9 million as of March 31, 2012 as compared to a working capital deficit of $5.6 million at December 31, 2011. As of March 31, 2012, we had a total of $1.6 million in outstanding short term loans, $1.2 million of which matured in early May 2012 and was renewed to May 2013; the other $0.4 million will mature in July 2012. We expect to use our existing working capital to satisfy these obligations. Other than our working capital and loans, we presently have no external sources of working capital.

With the diversification and expansion of our business through the transaction with Metamining Nevada, we will need to raise significant additional capital in the near future. As described elsewhere herein, Metamining Nevada owes $13,950,000 for the purchase of the mineral and real property rights, of which $5,325,000 is due by June 15, 2012 and the balance of $5,625,000 is due by April 15, 2013. We do not have the funds necessary to make the June 15, 2012 payment. If we are unable to either secure the funds necessary to make these payments or otherwise negotiate an extension of the due dates, of which there is no assurance, we will lose all rights to develop these properties and forfeit any funds paid to date. Even if we are successful in raising the funds necessary to pay the purchase price for the assets, we will need to raise an additional $15 million and $20 million of capital to develop these properties. We do not, however, have any firm commitments for these funds and there are no assurances they will become available to us. If we are not able to raise these funds, either though the sale of equity or debt, or a combination thereof, we will be unable to diversify our company through the development of the Metamining Nevada assets.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements in conformity with U.S. GAAP  requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.

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

ACCOUNTS RECEIVABLE

           As is customary in the PRC, we extend relatively long payment terms to our customers as compared with those customary in the United States, with sales to both third parties and related parties generally requiring payment within four to six months.  For the year ended December 31, 2011 and for the three months ended March 31, 2012, the average time of payment on accounts receivable from related parties was about nine months.  Based upon our long-standing relationship with these related parties and their respective principals, we believe that related party receivables are collectible.  To the best of our knowledge, there is no company-related issue with respect to any related party that might be delaying payment, nor are there any negative issues impacting our relationship with any related party.

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined by using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, during the three months ended March 31, 2012 and 2011, there were no significant impairment of its long-lived assets.

FOREIGN CURRENCY TRANSLATION

Our functional currency is the RMB. For financial reporting purposes, RMB is translated into United States dollars as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of shareholders' equity as “Accumulated other comprehensive income.” Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to United States dollars after the balance sheet date.

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

ITEM 4.                      CONTROLS AND PROCEDURES.

Our management, with the participation of our principal executive officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2012.  Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed,  summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer who also serves as our principal financial officer and principal accounting officer, to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive officer concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that (i) information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is accumulated and communicated to our Company’s management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure by our Company; and (ii) information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is record, processed, summarized and reported within the time period specific in the SEC’s rules and forms as a result of continuing material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Change in internal control

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the first quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

In addition to the risk factors describing the major risks to our historical business operations which can be found in our 2011 Annual Report on Form 10-K, under Item 1A, “Risk Factors”, we face certain additional risks as a result of the Metamining Nevada transaction including:

If we do not timely pay the amounts due for the purchase of the mining and real property rights we will lose our ability to develop those rights and diversify our obligations.  We do not have the funds to pay these obligations and there are no assurances we will be able to raise the necessary capital.

Under the terms of the purchase agreements for the mining and real property rights, Metamining Nevada must pay the sellers $13,950,000 for the purchase of the mineral and real property rights, of which $5,325,000 is due by June 15, 2012 and the balance of $5,625,000 is due by April 15, 2013. Until such time as Metamining Nevada has made these payments, the sellers are holding the deeds in escrow. We do not have the funds necessary to make the June 15, 2012 payment.  If we fail to make this payment, we will lose these rights. In addition, if we are able to either secure the funds necessary to make these payments or otherwise negotiate an extension of the due dates, of which there is no assurance, we will lose all rights to develop these properties and forfeit any funds paid to date.

We will need to raise between $15 million and $20 million of additional financing to develop the Metamining Nevada properties. If we cannot raise additional capital as needed, our ability to diversify our company could be in jeopardy.

In addition to the funds necessary to pay for the mineral and property rights, we will also need to raise between $15 million and $20 million of capital to develop these properties. We do not have any firm commitments to provide any additional capital and we anticipate that we will have certain difficulties raising capital given the risks associated with developing the mining assets and the history of our company. Accordingly, we cannot assure you that additional capital will be available to us upon terms acceptable to us, if at all. If we are subsequently unable to raise additional funds as needed, our ability to implement our business plan and grow our company will be in jeopardy and investors risk losing their entire investment.

Our management may be unable to effectively integrate our two businesses and to manage our growth and we may be unable to fully realize any anticipated benefits of the transaction with Metamining Nevada.

We are subject to various risks associated with our growth strategy, including the risk that we will be unable to effectively integrate and manage the operations of Linkwell Tech with Metamining Nevada. The two companies’ histories, the geographical location, business models and business cultures are different in many respects. Our management faces significant challenges in their efforts to integrate these businesses and to effectively manage our continued growth. There can be no assurance that our efforts to integrate these operations will be successful which may cause increased operating expenses and adversely impact our financial condition in future periods.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 4, 2012, the Company, pursuant to a Legal Counsel Agreement, dated January 1, 2012, by and between the Company and the Shang Hai Hai Mai Law Firm (“Shanghai Hai Mai”), agreed to issue to Shang Hai Hai Mai the aggregate amount of 6,000,000 shares of common stock as compensation for legal services valued at $180,000 to be provided by Shang Hai Hai Mai during the two-year term of the Agreement.  The recipient is an accredited investor and the issuance is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption from registration provided by Section 4(2) of that act.

In March 2012, the Company issued 10,000,000 shares of its common stock to Cap One Resource Co., Ltd. as compensation for consulting services provided to it valued at $250,000. The recipient is an accredited investor and the issuance is exempt from registration under the Securities Act in reliance on an exemption from registration provided by Section 4(2) of that act.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                      MINE SAFETY DISCLOSURE.

None.

ITEM 5.                      OTHER INFORMATION.

None.

ITEM 6.                      EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings:

Exhibit No.	Description
3.10
Articles of Amendment to the Articles of Incorporation containing the designations, rights and preferences of the Series C Convertible Preferred Stock (Incorporated by reference to the Current Report on Form 8-K as filed on April 4, 2012).

4.1	Series C Common Stock Purchase Warrant issued to Metamining Inc. (Incorporated by reference to the Report on Form 8-K as filed on April 4, 2012).
10.9
Share Exchange Agreement dated March 30, 2012 by and among Linkwell Corporation, Metamining Nevada Inc. and Metamining Inc. (Incorporated by reference to the Report on Form 8-K as filed on April 4, 2012).

10.10
Purchase and Sale Agreement (Agreement No. NV01) dated April 15, 2011 by and between Little Valley Group, LLC and Metamining Inc. (Incorporated by reference to the Report on Form 8-K as filed on April 4, 2012).

10.11
Purchase and Sale Agreement (Agreement No. NV02) dated April 15, 2011 by and between Greater Nevada Ranches, LLC and Metamining Inc. (Incorporated by reference to the Report on Form 8-K as filed on April 4, 2012).

10.12
Purchase and Sales Agreement (Agreement No. NV03) dated April 15, 2011 by and between Western Resource Group, LLC and Metamining Inc. (Incorporated by reference to the Report on Form 8-K as filed on April 4, 2012).

10.13	Legal Counsel Agreement dated January 1, 2012 by and between Linkwell Corporation and the Shang Hai Hai Mai Legal Firm *
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certifications of Chief Executive Officer and principal financial and accounting officer*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Linkwell Corporation

Date: May 15, 2012	By:	/s/ Xuelian Bian
Xuelian Bian,
Chief Executive Officer, President Principal executive officer Principal financial and accounting officer