Form 10-K/A
period 2011-12-31
Linkwell CORP
filed 2012-07-26
CIK 1042463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 1)
(Mark One)
x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

DOCUMENTS INCORPORATED BY REFERENCE

N/A.

EXPLANATORY NOTE

In response to comments from the staff of the Securities and Exchange Commission, we are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2011 to provide additional disclosure in Item 1. Business – Recent Developments and to correct typographical errors within our financial statements.  This Amendment No. 1 also contains currently dated certifications which appear as Exhibits 31.1, 31.2 and 32.1.  No other changes have been made to the original Annual Report on Form 10-K for the year ended December 31, 2011 as previously filed. Except as amended by this report, Amendment No. 1 speaks as of the original filing date of the original report, does not reflect facts or events that may have occurred subsequent to the filing date of the original report, and does not modify or update in any way any other disclosures made in the original report, or subsequent to any periods for which disclosure was otherwise provided in the original report. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing date of the original report, including any amendments thereto.

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

ii

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

As of December 31, 2011

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

History of Our Company

Our Company was incorporated in the State of Florida on October 11, 2000 under the name HBOA Holdings, Inc. (“HBOA”). Please note that while the existing corporate entity was formally incorporated in Florida in 2000, our past operations include those relating to our predecessor, Kirshner Entertainment & Technologies, Inc., which was incorporated in the State of Colorado on December 11, 1996. On November 10, 2000, pursuant to a plan of merger between Mizar Energy Co., a Colorado corporation, and HBOA, the shareholders of the two companies approved a transaction that merged Mizar Energy Company into HBOA. As a result of such merger, HBOA was the surviving corporation. On December 28, 2000, we formed a new subsidiary, Aerisys Incorporated (“Aerisys??, a Florida corporation, to handle commercial private business. In June 2003, we formed our entertainment division and changed our name to reflect this new division. Effective as of March 31, 2004, we discontinued our entertainment division and our technology division, except for the Aerisys operations that continue on a limited basis.

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

Recent Developments

             We are presently finalizing negotiations and definitive agreements for the acquisition of Metamining Nevada, Inc., a Nevada corporation (“Metamining Nevada”) from Metamining Inc., an unrelated third party.  We expect that the terms of the definitive agreement to be executed by the parties will provide that we will acquire 100% of the capital stock of Metamining Nevada in exchange for shares of our newly designated Series C convertible preferred stock and a Series C common stock purchase warrant.  Metamining Nevada is a development stage company which was established in March 2011. In April 2011 Metamining Inc. entered into agreements with unrelated third parties to acquire rights to mining claims, together with certain real property rights, on approximately 4,500 acres in northern Nevada for an aggregate purchase price of $14,250,000. Under the terms of the two year agreements, the purchase price is payable in installments, of which an aggregate of $5,625,000 is due on April 15, 2012 and the balance of $5,625,000 is due on April 15, 2013.

In anticipation of execution of definitive agreements for the acquisition of Metamining Nevada, on March 29, 2012 we filed Articles of Amendment to our Articles of Incorporation designating a series of our blank check preferred stock, consisting of 9,581,973 shares, as Series C convertible preferred stock. The designations, rights and preferences of the Series C convertible preferred stock is as follows:

•
at any time following the effectiveness of a 1:200 reverse stock split of our then outstanding common stock, the shares of Series C convertible preferred stock are convertible at the option of the holder into shares of our common stock on a 1:1 basis;

•
the stated value of the shares is $0.0005 per share, and in the event of a liquidation or winding up of our company, the holders would be entitled a liquidation preference equal to the stated value per share;

•	the shares are not entitled to receive any dividends, except as may be declared by our Board of Directors from time to time, and the shares have no redemption or call rights attached;
•	the Series C convertible preferred stock ranks pari passu with any other series of preferred stock our Board may designate and is not designated as a senior security;
•
each share of Series C convertible preferred stock is entitled to one vote for every share of our common stock into which it is then convertible, and is entitled to vote together with our common shareholders on all matters submitted to a vote of our shareholders;

•	the shares carry customary anti-dilution provisions in the event of stock splits, recapitalizations or similar corporate events following the effective date of the reverse stock split; and
•	upon conversion, all shares of Series C convertible preferred stock return to the status of authorized but undesignated shares of our blank check preferred stock.

As of the date of this report we have not entered into any binding agreements for the acquisition of Metamining Nevada and there are no assurances we will consummate such transaction.

ITEM 1A. RISK FACTORS.

Investing in our securities involves a great deal of risk. You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Cautionary Statement Regarding Forward-Looking Information.”  The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations.  If any of the following risks actually occur, our Company’s business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment .

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

Because of the specialized, technical nature of the business, we are highly dependent on certain members of management, as well as our marketing, engineering and technical staff .

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires or directors and officers, and the persons who beneficially own more than ten percent (10%) of our Common Stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that all directors, officers and greater than 10% beneficial owners complied with all applicable reporting requirements, except that the following were not timely filed: Mr. Xuelian Bian did not file a Form 4 for the 3,000,00 0 shares of Common Stock that were issued to him from our Company under our 2005 Equity Compensation Plan on May 14, 2011, and Mr. Wei Guan did not file a Form 4 for the 2,000,000 shares of Common Stock that were issued to him from our Company under our 2005 Equity Compensation Plan on May 14, 2011.

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

Name of Beneficial Owner (1)	Amount and Nature Of Beneficial Ownership	Percentage of Class (2)
Xuelian Bian (3)(5) 1104 Jiatong Road, Jiading District Shanghai, China 201807	23,420,919	22.17%

Wei Guan (4)(5) 1104 Jiatong Road, Jiading District Shanghai, China 201807	15,602,551	14.77%

All directors and current executive officers as a group	39,023,470	36.95%

Other 5% beneficial owners	42,373,470	40.12%

Linkwell International Capital Ltd. (5) 476 Hutai Branch Rd, Baoshan District, Shanghai, China 200436	34,023,470	32.22%

Shanghai Haimai Law Firm (6) Room 701, Shanghai Guo Tai Road 111, Fu Dan Science Park Shanghai, 200433	8,350,000	7.91%

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

Shanghai ZhongYou Pharmaceutical High-Tech Co., Limited .

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

Shanghai Jiuqing Pharmaceuticals Company, Limited .

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

14.1	Code of Business Conduct and Ethics (17)
21.1	Subsidiaries of the Registrant*
23.1	Consent of Sherb & Co., LLP** *
31.1
Certification of President and Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002** *

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002***
32.1
Certification of President and Chief Executive Officer (Principal Executive Officer) and Principal Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002** *

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	previously filed.
**
XBRL (Extensive Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

***	filed herewith.

(1)	Incorporated by reference to the Definitive Proxy Statement as filed on October 24, 2000.
(2)	Incorporated by reference to the Report on Form 8-K as filed on November 15, 2000.
(3)	Incorporated by reference to the Definitive Information Statement as filed on June 23, 2003.
(4)	Incorporated by reference to the Quarter Report on Form 10QSB as filed on August 15, 2003.
(5)	Incorporated by reference to the Definitive Information Statement as filed on March 3, 2005.
(6)	Incorporated by reference to the Report on Form 8-K as filed on May 13, 2005.
(7)	Incorporated by reference to the Report on Form 8-K as filed on August 16, 2005.
(8)	Incorporated by reference to the Report on Form 8-K as filed on January 3, 2006.
(9)	Incorporated by reference to the Report on Form 8-K as filed on August 4, 2005.
(10)	Incorporated by reference to the Definitive Proxy Statement as on March 9, 2012.
(11)	Incorporated by reference to the Report on Form 8-K as filed on April 13, 2007.
(12)	Incorporated by reference to the Report on Form 8-K/A as filed on March 28, 2008
(13)	Incorporated by reference to the by reference to the quarterly report on Form 10-QSB for the quarter ended August 26, 2008.
(14)	Incorporated by reference to the Report on Form 8-K as filed on March 10, 2009.
(15)	Incorporated by reference to the Report on Form 8-K as filed on December 28, 2009.
(16)	Incorporated by reference to the Report on Form 8-K/A as filed on March 4, 2010.
(17)	Incorporated by reference to the registration statement on Form SB-2, SEC File No. 333-131666, as amended, as initially filed on February 8, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Linkwell Corporation

By: /s/ Xuelian Bian
Xuelian Bian
CEO, President,
Principal executive officer,
Date: July 25 , 2012	Principal financial and accounting officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xuelian Bian	CEO, President, Chairman, Principal executive officer principal financial and accounting officer	July 25 , 2012
Xuelian Bian

/s/ Wei Guan	Vice President and Director	July 25 , 2012
Wei Guan

/s/ Song Qiang Chen	Director	July 25, 2012
Song Qiang Chen

/s/ Ling Li	Director	July 25, 2012
Ling Li

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

/s/ Sherb & Co., LLP
Certified Public Accountants

Boca Raton, FL
March 29, 2012

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	AS OF DECEMBER 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,919,670	$3,170,529
Accounts receivable, net	2,707,574	2,949,855
Accounts receivable - related parties, net	9,943,773	7,376,366
Due from related party	691,156	2,100,204
Other receivables	3,926,230	152,337
Prepaid expenses and other current assets	671,340	957,633
Inventories, net	1,964,313	2,072,976
Total current assets	22,824,056	18,779,900

NON-CURRENT ASSETS
Investment	1,282,467	-
Property, plant and equipment, net	2,185,116	2,192,295
Construction in progress	240,497	-
Prepaid for land use right	606,263	-
Deposit	-	554,000
Intangible assets	308,189	410,918
Total non-current assets	4,622,532	3,157,213

TOTAL ASSETS	$27,446,588	$21,937,113

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loans payable	$1,587,075	$1,132,469
Accounts payable and accrued expenses	3,112,699	2,338,609
Advances from customers	365,993	286,914
Taxes payable	456,169	365,375
Other payables	255,569	61,247
Due to related parties	1,834,582	1,380,628
Total current liabilities	7,612,087	5,565,242

Put option liability	2,400,000	2,400,000
Total liabilities	10,012,087	7,965,242

COMMITMENT AND CONTINGENCY

STOCKHOLDERS' EQUITY
Preferred Stock, No par value; 10,000,000 authorized, no shares issued and outstanding at December 31, 2011 and 2010, respectively	-	-
Common Stock, $.0005 par value, 150,000,000 authorized, 94,605,475 and 86,605,475 shares issued and outstanding at December 31, 2011 and 2010, respectively	47,303	43,303
Additional paid-in capital	7,870,021	7,474,021
Statutory surplus reserve	802,749	802,749
Deferred compensation	-	(109,042)
Retained earnings	6,076,805	4,188,519
Accumulated other comprehensive income	1,852,221	1,066,622

Total Linkwell Corporation stockholder's equity	16,649,099	13,466,172

NONCONTROLLING INTEREST	785,402	505,699
TOTAL STOCKHOLDERS' EQUITY	17,434,501	13,971,871
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$27,446,588	$21,937,113

See accompanying notes to these consolidated financial statements.

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	YEARS ENDED DECEMBER 31,
	2011	2010
NET SALES
Non-related companies	$7,685,380	$6,517,018
Related companies	9,272,860	6,989,387
Total Net Sales	16,958,240	13,506,405

COST OF SALES	9,529,720	6,942,366

GROSS PROFIT	7,428,520	6,564,039

OPERATING EXPENSES
Selling expenses	1,439,412	1,262,502
General and administrative	3,194,631	3,881,847
Total Operating Expenses	4,634,043	5,144,349

INCOME FROM OPERATIONS	2,794,477	1,419,690

OTHER INCOME (EXPENSES)
Other income (expense)	(45,877)	98,901
Interest income	1,055	152
Interest expense	(89,036)	(89,201)
Total Other Income (Expenses), net	(133,858)	9,852

INCOME BEFORE INCOME TAX	2,660,619	1,429,542

INCOME TAX EXPENSE	(492,630)	(366,879)

NET INCOME INCLUDING NONCONTROLLING INTEREST	2,167,989	1,062,663

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(279,703)	(124,259)

NET INCOME ATTRIBUTABLE TO LINKWELL CORP	1,888,286	938,404

OTHER COMPREHENSIVE INCOME
Foreign currency translation	785,599	432,652

COMPREHENSIVE INCOME	$2,673,885	$1,371,056

BASIC AND DILUTED INCOME PER COMMON SHARE
Basic earnings per shares from continuing operation	$0.02	$0.01
Diluted earnings per shares from continuing operation	$0.02	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	91,449,300	86,605,475
Diluted	91,449,300	86,605,475

See accompanying notes to these consolidated financial statements.

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2011 AND 2010

			Additional				Accumulated Other	Total
	Common Stock		Paid-in	Statutory	Retained	Deferred	Comprehensive	Stockholders'
	Shares	Amount	Capital	Reserve	earnings	Compensation	Income	Equity

Balance at January 1, 2010	86,605,475	$43,303	$7,474,021	$802,749	$3,250,115	$(307,542)	$633,970	$11,896,616

Amortization of deferred compensation	-	-	-	-	-	198,500	-	198,500
Net income for the year	-	-	-	-	938,404	-	-	938,404
Foreign currency translation adjustment	-	-	-	-	-	-	432,652	432,652

Balance at December 31, 2010	86,605,475	43,303	7,474,021	802,749	4,188,519	(109,042)	1,066,622	13,466,172

Common stock issued for compensation	8,000,000	4,000	396,000	-	-	-	-	400,000
Amortization of deferred compensation	-	-	-	-	-	109,042	-	109,042
Net income for the year	-	-	-	-	1,888,286	-	-	1,888,286
Foreign currency translation adjustment	-	-	-	-	-	-	785,599	785,599

Balance at December 31, 2011	94,605,475	$47,303	$7,870,021	$802,749	$6,076,805	$-	$1,852,221	$16,649,099

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

The following table presents a reconciliation of basic and diluted earnings per share for the years ended December 31, 2011 and 2010:

	2011	2010
Net income	$1,888,286	$938,404

Weighted average shares outstanding - basic	91,449,300	86,605,475
Effect of dilutive securities:
Unexercised warrants	-
Weighted average shares outstanding - diluted	91,449,300	86,605,475

Earnings per share - basic	$0.02	$0.01
Earnings per share - diluted	$0.02	$0.01

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

NOTE 6 – INVESTMENT AND DEPOSITS

At December 31, 2011 and December 31, 2010, deposits mainly represented $554,000, through the issuance of 4,000,000 shares  of the Company’s’ stock at $0.136 per share, for the deposit of purchasing an acquisition target, Inner Mongolia Wuhai Chengtian Chemical Technology Co., Ltd., (“Wuhai Chengtian”). However, the acquisition was cancelled in 2011, Wuhai Chengtian, which changed name to Inner Mongolia Likang Biological Co., Ltd. (“Wuhai Likang”) in 2011, increased the registered capital from RMB 9 million to RMB 50 million, the deposit was not going to refund to the Company by Wuhai Likang’s selling shareholder; accordingly the deposit of $544,000 together with capital injection of $728,467 by the Company to Wuhai Chengtian which the Company initially treated it as due from related party, have been reclassified into the Company’s investment which was accounted for under the cost method as a result of the Company’s 9.18% ownership in Wuhai Likang. There was no significant impairment of this investment at December 31, 2011.

NOTE 7 - OTHER RECEIVABLES

At December 31, 2011 and December 31, 2010, the Company had other receivables of $3,926,230 (including $3,753,432 to Wuhai Likang) and $152,337, respectively. Wuhai Likang was a related party of the Company in 2010 due to the Company being in the process of acquiring a controlling position in Wuhai Likang. On December 30, 2009, the Company issued 4,000,000 shares of common stock (valued for $544,000) and cash RMB 3.15 million ($499,929) together with a previous capital contribution of patent of RMB 1.44 million ($228,538) in exchange for acquiring a 51% equity interest in Wuhai Likang in China which was accounted for as a deposit. However, the acquisition target has increased its registered capital to RMB 50 million by the contribution of new investors in April 2010, which resulted in a decrease of the equity interest owned by Linkwell to 9.18%. With this reduction in ownership, and reduction in influence over Wuhai Likang, the Company’s management has determined that Wuhai Likang is not deemed a related party.

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

Note 18 – SUBSEQUENT EVENTS

        On February 13, 2012, the Company’s Board of Directors adopted and approved:

(a)          An amendment (the “Charter Amendment”) to the Company’s Articles of Incorporation, as amended, to effect a reverse split of the Company’s common stock, par value $0.0005 per share (the “Common Stock”) of one share for every thirty outstanding shares (the “Reverse Stock Split”), so that every thirty outstanding shares of Common Stock before the Reverse Stock Split shall represent one share of Common Stock after the Reverse Stock Split. The Reverse Stock Split was retroactively reflected in the Company’s consolidated financial statements for the years presented.  However, subsequent to the Board approval of the Reverse Stock Split, the Company determined not to pursue the Reverse Stock Split and stopped its processes to obtain approval from pertinent regulatory authorities.

(b) An amendment to the Company’s 2005 Equity Compensation Plan (as amended, the “Plan”) providing for the increase in the number of shares of Common Stock available for issuance pursuant to the Plan from 15,000,000 to 24,000,000  as further described in the Definitive Information Statement with the Securities and Exchange Commission on March 9, 2012.

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

          In March 2012, the Company began negotiations with Metamining Inc., a unrelated third party, to acquire Metamining Nevada, Inc., a Nevada corporation involved in mining operations. The Company plans to issue approximately 9,581,973 convertible preferred shares to be designated as Series C, and 3,000,000 purchase warrants in common stock to consummate the acquisition. As soon as the terms of the deal are finalized we intend to file a Form 8K providing details of the acquisition. As of the date of this report we have not entered into any binding agreements for the acquisition of Metamining Nevada and there are no assurances we will consummate such transaction.