Form 10-Q/A
period 2012-03-31
Linkwell CORP
filed 2012-07-26
CIK 1042463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(Amendment No. 1)

(Mark One)

	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and "smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 11, 2012, there were 119,605,475 shares of our common stock issued and outstanding.

i

EXPLANATORY NOTE

In response to comments from the staff of the Securities and Exchange Commission, we are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2012 to provide additional disclosure in Part II, Item 1A. and in Note 13 to the financial statements contained therein.  This Amendment No. 1 also contains currently dated certifications which appear as Exhibits 31.1, 31.2 and 32.1. No other changes have been made to the original report which speaks as of the original filing date of the original report, does not reflect facts or events that may have occurred subsequent to the filing date of the original report, and does not modify or update in any way any other disclosures made in the original report, or subsequent to any periods for which disclosure was otherwise provided in the original report. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing date of the original report, including any amendments thereto.

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

•	“Metamining, Inc.”, a California company, refers to the former sole shareholder of Metamining Nevada, from which we acquired 100% ownership of Metamining Nevada on March 30, 2012.

•	The People's Republic of China is herein referred to as “China” or the “PRC”.

The information which appears on our web site at www.linkwell.us is not part of this report.

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$669,381	$-
Accounts receivable, net	2,588,599	-
Accounts receivable - related parties, net	10,446,862	-
Due from related party	1,110,103	-
Other receivables	5,045,772	-
Inventories, net	2,571,269	-
Prepaid expenses and other current assets	697,287	-
Total current assets	23,129,273	-
		-
NON-CURRENT ASSETS:		-
Deferred compensation	401,452	-
Investment	1,283,231	-
Property, plant and equipment, net	2,450,016	-
Real property and mineral rights	14,250,000	14,250,000
Prepaid for land use right	606,898	-
Intangible assets	282,506	-
Total non-current assets	19,274,103	14,250,000

TOTAL ASSETS	$42,403,376	$14,250,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$1,588,739	$-
Accounts payable and accrued expenses	3,678,868	5,000
Note payable – Current due	5,625,000	5,625,000
Advances from customers	366,376	-
Taxes payable	175,318	-
Other payables	90,526	-
Due to related parties	1,743,737	-
Total current liabilities	13,268,564	5,630,000

Note payable – long term	5,625,000	5,625,000
Total liability	18,893,564	11,255,000

COMMITMENT AND CONTINGENCY

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0005 par value; 10,000,000 authorized, 9,581,973 and 0 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	4,791	-
Common Stock, $.0005 par value, 150,000,000 authorized, 119,605,475 and 0 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	59,803	-
Additional paid-in capital	22,771,296	3,112,945
Retained earnings	(139,615)	(117,945)
Total Linkwell Corporation stockholder's equity	22,696,275	2,995,000

NONCONTROLLING INTEREST	813,537	-

TOTAL STOCKHOLDERS' EQUITY	23,509,812	2,995,000

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$42,403,376	$14,250,000

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

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2012 AND DECEMBER 31, 2011
(UNAUDITED)

The table below provides the consolidation of Linkwell and Metamining Nevada in the consolidated balance sheets as of March 31, 2012:

	LINKWELL	Metamining Nevada	Consolidation		Consolidated
	March 31,2012	March 31,2012	Adjustments		March 31,2012
	(Unaudited)	(Unaudited)			(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$653,589	$15,792	$-		$669,381
Accounts receivable, net	2,588,599	-	-		2,588,599
Accounts receivable - related parties, net	10,446,862	-	-		10,446,862
Due from related party	1,110,103	-	-		1,110,103
Other receivables, net	5,045,772	-	-		5,045,772
Prepaid expenses and other current assets	697,287	-	-		697,287
Inventories, net	2,571,269	-	-		2,571,269
Total current assets	23,113,481	15,792	-		23,129,273

NON-CURRENT ASSETS
Deferred compensation	401,452	-	-		401,452
Investment	1,283,231	-	-		1,283,231
Property, plant and equipment, net	2,450,016	-	-		2,450,016
Real property and mineral rights	-	14,250,000	-		14,250,000
Prepaid for land use right	606,898	-	-		606,898
Intangible assets	282,506	-	-		282,506
Total non-current assets	5,024,103	14,250,000	-		19,274,103
TOTAL ASSETS	$28,137,584	$14,265,792	$-		$42,403,376

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Loans payable	$1,588,739	$-	$-		$1,588,739
Accounts payable and accrued expenses	3,678,431	437	-		3,678,868
Note payable-Current due	-	5,625,000	-		5,625,000
Advances from customers	366,376	-	-		366,376
Taxes payable	175,318	-	-		175,318
Other payables	90,526	-	-		90,526
Due to related parties	1,701,712	42,025	-		1,743,737
Total current liabilities	7,601,102	5,667,462	-		13,268,564
Put option liability	2,400,000	-	(2,400,000)	(5) (1)	-
Note payable - long term	-	5,625,000	-		5,625,000
TOTAL LIABILITIES	10,001,102	11,292,462	(2,400,000)		18,893,564

COMMITMENT AND CONTINGENCY

STOCKHOLDERS' EQUITY
Preferred Stock	4,791	-	-		4,791
Common Stock	59,803	-	-		59,803
Additional paid-in capital	8,552,730	3,112,945	11,105,621	(1) (5)	22,771,296
Statutory surplus reserve	802,749	-	(802,749)	(3)	-
Retained earnings	6,031,469	(139,615)	(6,031,469)	(2)	(139,615)
Accumulated other comprehensive income	1,871,403	-	(1,871,403)	(4)	-
Total Linkwell Corporation stockholder's equity	17,322,945	2,973,330	2,400,000		22,696,275
NONCONTROLLING INTEREST	813,537	-	-		813,537
TOTAL STOCKHOLDERS' EQUITY	18,136,482	2,973,330	2,400,000		23,509,812
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$28,137,584	$14,265,792	$-		$42,403,376

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

From GNR:

Pershing County APN #015-110-06

Township 25, Range 33, M.D.B.&M.
Section 1, consisting of 649.95 acres, more or less

Churchill County APN #005-211-09

Township 24, Range 34, M.D.B.&M.
Section 9: West Ѕ consisting of 278.61 acres, more or less

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

Series C convertible stock and related Series C common stock purchase warrant.

The stated value of the Series C convertible preferred stock is $0.0005 per share and each share of Series C preferred stock entitles the holder to one vote for every share of common stock into which such Series C preferred stock is convertible.  The Series C common stock purchase warrants entitle the holder, Metamining, Inc., the right to purchase 3,000,000 shares of the Company’s common stock (after giving effect to the planned 1:200 reverse stock split) at the exercise price of $5.00 per share.

The 3,000,000 Series C common stock purchase warrants are separate from the Series C convertible preferred stock. In accordance with ASC 815 Derivatives and Hedging, Series C convertible preferred stock and purchase warrants are accounted for as equity separately and are not re-measured every reporting period as re-measurement requirement applies only to securities accounted for as liability. As a result, there is no other value contained in the Series C convertible preferred stock that requires bifurcation. The Company valued the warrant under Black-Scholes model based on historical data, as follows:

Asset Price on grant date (March 30, 2012) *	$9.00
Exercise Price	$5.00
Years until expiration	5.00
Volatility **	157%
Risk Free Rate	1.04%
Dividend Yield	0%

*           Asset price was after giving effect to the planned 1:200 reverse stock split.
**           Volatility was based on the prices of the Company’s common stock in the past five years.

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

With the diversification and expansion of our business through the transaction with Metamining Nevada, we will need to raise significant additional capital in the near future. As described elsewhere herein, Metamining Nevada owes $13,950,000 for the purchase of the mineral and real property rights, of which $5,325,000 is due by June 15, 2012 and the balance of $5,625,000 is due by April 15, 2013. We do not have the funds necessary to make the June 15, 2012 payment. If we are unable to either secure the funds necessary to make these payments or otherwise negotiate an extension of the due dates, of which there is no assurance, we will lose all rights to explore these properties and forfeit any funds paid to date. Even if we are successful in raising the funds necessary to pay the purchase price for the assets, we will need to raise an additional $15 million and $20 million of capital to explore these properties and, if the exploration results are favorable, to develop the properties. We do not, however, have any firm commitments for these funds and there are no assurances they will become available to us. If we are not able to raise these funds, either though the sale of equity or debt, or a combination thereof, we will be unable to diversify our company through the exploration of the Metamining Nevada assets.

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

If we do not timely pay the amounts due for the purchase of the mining and real property rights we will lose our ability to explore these properties and diversify our operations .  We do not have the funds to pay these obligations and there are no assurances we will be able to raise the necessary capital.

Under the terms of the purchase agreements for the mining and real property rights, Metamining Nevada must pay the sellers $13,950,000 for the purchase of the mineral and real property rights, of which $5,325,000 is due by June 15, 2012 and the balance of $5,625,000 is due by April 15, 2013. Until such time as Metamining Nevada has made these payments, the sellers are holding the deeds in escrow. We do not have the funds necessary to make the June 15, 2012 payment.  If we fail to make this payment, we will lose these rights. In addition, if we are able to either secure the funds necessary to make these payments or otherwise negotiate an extension of the due dates, of which there is no assurance, we will lose all rights to explore these properties and forfeit any funds paid to date.

We will need to raise between $15 million and $20 million of additional financing to explore and possibly develop the Metamining Nevada properties. If we cannot raise additional capital as needed, our ability to diversify our company could be in jeopardy.

In addition to the funds necessary to pay for the mineral and property rights, we will also need to raise between $15 million and $20 million of capital to explore these properties and, if the exploration results are favorable, to ultimately develop these properties . We do not have any firm commitments to provide any additional capital and we anticipate that we will have certain difficulties raising capital given the risks associated with exploration of the mining assets and the history of our company. Accordingly, we cannot assure you that additional capital will be available to us upon terms acceptable to us, if at all. If we are subsequently unable to raise additional funds as needed, our ability to implement our business plan and grow our company will be in jeopardy and investors risk losing their entire investment.

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

The feasibility of mining the various Metamining Nevada properties has not been established and there are no assurances that it will be commercially feasible to develop these properties.

While Metamining Nevada owns various mining rights, it does not record any reserves on its balance sheet.  A “reserve,” as defined by the SEC rules and regulations, is that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically and legally extracted and produced.  Although a qualified independent engineering firm has completed a pre-feasibility study that concluded there would be minimal risk in proceeding to exploration and development of the Metamining Nevada properties on the basis of estimates of mineralized material, Metamining Nevada has not commissioned nor received feasibility studies or obtained the necessary operating permits with regard to the Metamining Nevada mineral rights.  There are numerous risks associated with a pre-feasibility study, including:

•           The limited amount of drilling and geologic study completed to date,
•           The process testing is limited to historic properties, small pilot plants and bench scale testing,
•           The difficulty obtaining expected metallurgical recoveries when scaling up to production scale from pilot plant scale,
•           The preliminary nature of the mine plans and processing concepts,
•           The rough preliminary operating and capital cost estimates,

•           Metallurgical flow sheets and expected recoveries are in development, and
•           The history of pre-feasibility studies typically underestimating capital and operating costs.

Substantial additional feasibility work and expenditures are required to demonstrate economic viability. The mineralized materials identified to date on these properties have not and may never demonstrate economic viability. The feasibility of mining has not been, and may never be, established. Whether a mineral deposit can be commercially viable depends upon a number of factors, including the particular attributes of the deposit, including size, grade and proximity to infrastructure; metal prices, which can be highly variable; and government regulations, including environmental and reclamation obligations.  There are no assurances Metamining Nevada will be able to establish some or all of its mineralized material as proven or probable reserves in sufficient quantities to justify commercial operations.

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

On March 29, 2012, the Company issued an aggregate of 9,000,000 shares of common stock to one senior officer and one employee, under the Company’s 2005 Equity Compensation Plan, as amended, for services valued at $270,000 provided to the Company. The recipients were accredited or otherwise sophisticated investors and the issuances were exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.  The recipients had access to information concerning the Company.

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

10.13	Legal Counsel Agreement dated January 1, 2012 by and between Linkwell Corporation and the Shang Hai Hai Mai Legal Firm ***
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certifications of Chief Executive Officer and principal financial and accounting officer*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.
***	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Linkwell Corporation

Date: July 25 , 2012	By:	/s/ Xuelian Bian
Xuelian Bian,
Chief Executive Officer, President Principal executive officer Principal financial and accounting officer