Form 10-Q
period 2012-06-30
Linkwell CORP
filed 2012-08-20
CIK 1042463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 14, 2012, there were 119,605,475 shares of our common stock issued and outstanding.

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

IMPACT OF THE ACCOUNTING TREATMENT OF THE
METAMINING NEVADA ACQUISITION ON OUR FINANCIAL STATEMENTS

As described elsewhere herein, on March 30, 2012 (the “Acquisition Date”), we acquired Metamining Nevada from Metamining Inc., an unrelated third party, in exchange for our Series C convertible preferred stock and Series C common stock purchase warrants.  Metamining Nevada is a exploration state company formed in March 2011. Following the acquisition, we continue to own and operate our historical operations which are the development, manufacture, sale and distribution of disinfectant health care products primarily to the medical industry in China. However, because of the proportional ownership interests after the transaction, our acquisition of Metamining Nevada was accounted for as a reverse merger and Metamining Nevada is considered the acquirer for accounting purposes.  The consolidated balance sheet as of June 30, 2012 reflects our consolidated financial positions which include the assets and liabilities of Metamining Nevada and our historical operations.  The consolidated balance sheet as of December 31, 2011 reflects the historical financial position of Metamining Nevada, the accounting acquirer. The consolidated statement of operations and comprehensive income (loss) and consolidated statements of cash flows for the three and six months ended June 30, 2012 reflect Linkwell's historical operations and Metamining Nevada since Acquisition Date.

ii

OTHER PERTINENT INFORMATION

As used herein, unless the context indicates otherwise, the terms:

•	"Linkwell", the “Company”, "we” and “us” refers to Linkwell Corporation, a Florida corporation, and our subsidiaries;

•	"Linkwell Tech” refers to our 90% owned subsidiary Linkwell Tech Group, Inc., a Florida corporation;

•	"LiKang Disinfectant” refers to Shanghai LiKang Disinfectant High-Tech Company, Limited, a wholly-owned subsidiary of Linkwell Tech;

•	"LiKang Biological” refers to Shanghai LiKang Biological High-Tech Co., Ltd., a wholly owned subsidiary of LiKang Disinfectant; and

•
"LiKang International” refers to Shanghai LiKang International Trade Co., Ltd., formerly a wholly owned subsidiary of LiKang Disinfectant which was sold to Linkwell International Trading Co., Limited on May 31, 2008.

•	"Metamining Nevada” refers to our wholly owned subsidiary Metamining Nevada, Inc., a Nevada corporation.

We also use the following terms when referring to certain related parties:

•	"Shanhai” refers to Shanghai Shanhai Group, a Chinese company which previously was the minority owner of LiKang Disinfectant;
•	"ZhongYou” refers to Shanghai ZhongYou Pharmaceutical High-Tech Co., Ltd., a company owned by Shanghai Jiuqing Pharmaceuticals Company, Ltd.

•
"Shanghai Jiuqing” refers to Shanghai Jiuqing Pharmaceuticals Company, Ltd., a company whose 65% owner is Shanghai Ajiao Shiye Co. Ltd., a company of which our Chairman and Chief Executive Officer, Mr. Xuelian Bian, is a 60% shareholder.

•	"Metamining, Inc.”, a California company, refers to the former sole shareholder of Metamining Nevada, from which we acquired 100% ownership of Metamining Nevada on March 30, 2012.

•	The People's Republic of China is herein referred to as “China” or the “PRC”.

The information which appears on our web site at www.linkwell.us is not part of this report.

iii

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (Unaudited)	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,754,478	$-
Accounts receivable, net	3,067,871	-
Accounts receivable - related parties, net	11,847,926	-
Due from related party	703,587	-
Other receivables, net	4,753,266	-
Inventories, net	2,477,589	-
Prepaid expenses and other current assets	693,913	-
Total current assets	25,298,630	-
		-
NON-CURRENT ASSETS:		-
Deferred compensation	351,342
Investment	1,279,703	-
Property, plant and equipment, net	2,427,115	-
Real property and mineral rights	14,250,000	14,250,000
Prepaid for land use right	603,962	-
Intangible assets	256,824	-
Total non-current assets	19,168,946	14,250,000

TOTAL ASSETS	$44,467,576	$14,250,000

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Loans payable	$1,581,053	$-
Accounts payable and accrued expenses	4,030,762	5,000
Note payable – short term	5,625,000	5,625,000
Advances from customers	364,603	-
Taxes payable	354,012	-
Other payables	181,031	-
Due to related parties	2,901,461	-
Total current liabilities	15,037,922	5,630,000

LONG-TERM LIABILITIES:
Note payable – long term	5,325,000	5,625,000
Total liabilities	20,362,922	11,255,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock, $0.0005 par value; 10,000,000 shares authorized, 9,581,973 and 0 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	4,791	4,791
Common Stock, $.0005 par value, 150,000,000 shares authorized, 119,605,475 and 0 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	59,803	-
Additional paid-in capital	22,771,296	3,108,154
Retained Earnings (deficit)	463,175	(117,945)
Accumulated other comprehensive loss	(89,448)
Total Linkwell Corporation shareholders' equity	23,209,617	2,995,000

NONCONTROLLING INTEREST	895,037	-

TOTAL EQUITY	24,104,654	2,995,000

TOTAL LIABILITIES AND EQUITY	$44,467,576	$14,250,000

See accompanying notes to these unaudited consolidated financial statements.

 LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For three months ended		For six months ended	From inception (March 30,2011) to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenues	$1,111,092	$-	$1,111,092	$-
Revenues-related parties	3,356,276	-	3,356,276	-
Total revenues	4,467,368	-	4,467,368
Cost of revenues	2,458,088	-	2,458,088	-
Gross profit	2,009,280	-	2,009,280	-
Operating (expenses) income:
Selling expenses	293,193	-	293,193	-
General and administrative expenses	840,642	5,305	862,662	30,968
Total operating expenses	1,133,835	5,305	1,155,855	30,968
Income (loss) from operation	875,445	(5,305)	853,425	(30,968)
Other (expenses) income:
Other income	33,258	-	33,258	-
Interest income	389	-	389	-
Interest expense	(25,362)	-	(25,362)	-
Total other income (expense)	8,285	-	8,285	-
Net income (loss) before income taxes	883,730	(5,305)	861,710	(30,968)
Income tax expense	(199,090)	-	(199,090)	-
Net income (loss)	684,640	(5,305)	662,620	(30,968)
Less: Net income to non-controlling interests	81,500	-	81,500	-
Net income (loss) to common stockholders	$603,140	$(5,305)	$581,120	$(30,968)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	684,640	(5,305)	662,620	(30,968)
Foreign currency translation adjustments	(89,448)	-	(89,448)	-
Comprehensive income (loss)	$595,192	$(5,305)	$573,172	$(30,968)

Basic and diluted income per common share:
Basic	$0.01	$-	$0.00	$-
Diluted	$0.01	$-	$0.00	$-

Basic weighted average common shares outstanding	119,605,475	-	119,605,475	-
Diluted weighted average common shares outstanding	119,605,475	-	119,605,475	-

See accompanying notes to these unaudited consolidated financial statements.

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2012	From Inception (March 30, 2011) to June 30, 2011
OPERATING ACTIVITIES:
Net income (loss)	$662,620	$(30,968)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation expenses	50,110	-
Depreciation and amortization	104,733	-
Changes in current assets and liabilities:		-
Accounts receivable	(493,160)	-
Accounts receivable – related party	(1,418,078)	-
Other receivables	268,950	-
Inventories	81,465	-
Accounts payable, other payables and accrued expenses	456,176	-
Tax payable	180,040	-
NET CASH USED IN OPERATING ACTIVITIES	(107,144)	(30,968)

INVESTING ACTIVITIES:
Payments for construction in progress	(117,930)	-
Cash acquired from acquisition	653,589	-
Purchase of real property and mining rights	-	(3,000,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	535,659	(3,000,000)

FINANCING ACTIVITIES:
Payments from related parties	402,847
Increase in due to related parties	1,209,565	30,968
Investment from shareholders for real property and mineral rights	-	3,000,000
Payment of note payable extension for real property and mineral rights	(300,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,312,412	3,030,968

EFFECT OF EXCHANGE RATE ON CASH	13,551	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,754,478	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,754,478	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$27,394	$-
Income taxes	$124,350	$-

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

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

On March 30, 2012, the Company acquired Metamining Nevada from Metamining, an unrelated third party. Pursuant to the terms of the Share Exchange Agreement between the parties, we acquired 100% of the capital stock of Metamining Nevada in exchange for 9,581,973 shares of our Series C convertible preferred stock and 3,000,000 Series C common stock purchase warrants. As a result of the acquisition, under reverse acquisition accounting rules pursuant to the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805-40, Linkwell who is the legal acquirer becomes the accounting acquiree owning 8.9%, and Metamining Nevada becomes the accounting acquirer owning 91.1% of the total outstanding shares of common stock on an as converted basis after giving effect to an expected 1:200 reverse stock split (“Reverse Stock Split”) in the acquisition transaction.

Metamining Nevada is a exploration state company which was established in March 2011. In April 2011 Metamining entered into agreements with unrelated third parties to acquire rights to mining claims, together with certain real property rights, on approximately 4,500 acres in northern Nevada for an aggregate purchase price of $14,250,000.

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

On March 30, 2012, the Company issued 9,581,973 shares of our Series C convertible preferred stock and 3,000,000 Series C common stock purchase warrants to Metamining Inc. as consideration for the purchase of Metamining Nevada. The Series C common stock purchase warrants are exercisable for five years at any time following the Reverse Stock Split into 3,000,000 shares of our post-split common stock at an exercise price of $5.00 per share. The warrant contains customary anti-dilution protection in the event of stock splits, recapitalizations and similar corporate events. The reverse stock split has not yet occurred.

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

The consolidated balance sheets as of June 30, 2012 reflected consolidated financial positions of both Metamining Nevada and Linkwell. The consolidated balance sheet as of December 31, 2011 reflected the financial position of Metamining Nevada, the accounting acquirer. The consolidated statement of operations and comprehensive income (loss) and consolidated statements of cash flows for the three and six months ended June 30, 2012 reflect the historical operations of Linkwell and Metamining Nevada from the Acquisition Date. The consolidated statement of operations and comprehensive income and consolidated statements of cash flows from inception (March 30, 2011) to June 30, 2012 reflect the historical operations of Metamining Nevada in accordance with ASC 805-40 Reverse Acquisitions.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates for the years ended June 30, 2012 and December 31, 2011 include the allowance for doubtful accounts, useful life of property and equipment, and inventory reserve.

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

ACCOUNTS RECEIVABLE

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2012 and December 31, 2011, the Company established, based on a review of its third party accounts receivable outstanding balances, allowances for doubtful accounts in the amounts of $934,053 and $0, respectively. As of June 30, 2012 and December 31, 2011, the Company established, based on a review of its related party accounts receivable outstanding balances, allowances for doubtful accounts in the amounts of $786,085 and $0, respectively. The majority of the allowances for doubtful accounts is on accounts receivable from Shanghai Zhong You, a related party.

As is customary in the medical products industry in PRC, the Company extends relatively longer payment terms to our customers as compared with those customary in the United States. For the six months ended June 30, 2012 and 2011, the average time of payment on accounts receivable from related parties was about nine months. Based upon the Company’s long-standing relationship with these related parties and their respective principals, the Company believes that related party receivables are collectible. To the best of the Company’s knowledge, there is no company-related issue with respect to any related party that might delay payment, nor are there any negative issues impacting our relationship with any related party.

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined by using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on our review, the Company believes that, during the six months ended June 30, 2012 and 2011, there were no significant impairment of its long-lived assets.

ADVANCES FROM CUSTOMERS

As of June 30, 2012 and December 31, 2011, advances from customers were $ 364,603 and $0, respectively. These advances consisted of prepayments from third party customers to the Company for merchandise that had not yet been shipped by the Company. The Company will recognize the prepayments as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

The Company adopted the provisions of “Accounting for Uncertainty in Income Taxes” (codified in FASB ASC Topic 740). When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expenses and penalties are classified in other expenses in the statements of income. At June 30, 2012 and December 31, 2011, the Company did not take any uncertain positions that would necessitate the recording of tax related liability.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

BASIC AND DILUTED EARNINGS PER SHARE

The Company presents net income per share (“EPS”) in accordance with FASB ASC Topic 260 “Earnings per Share”. Accordingly, basic income per share is computed by dividing income available to common shareholders by the weighted average number of shares outstanding, without consideration for common stock equivalents. Diluted net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding as well as common share equivalents outstanding for the period determined using the treasury-stock method for stock options and warrants and the if-converted method for convertible notes. The Company made an accounting policy election to use the if-converted method for convertible securities that are eligible to common stock dividends, if declared. If the if-converted method was anti-dilutive (that is, the if-converted method resulted in a higher net income per common share amount than basic net income per share calculated under the two-class method), then the two-class method was used to compute diluted net income per common share, including the effect of common share equivalents. Diluted earnings per share reflects the potential dilution that could occur based on the exercise of stock options or warrants, unless such exercise would be anti-dilutive, with an exercise price of less than the average market price of the Company’s common stock.

On March 30, 2012 the Company acquired Metamining Nevada from Metamining, an unrelated third party. Pursuant to the terms of the Share Exchange Agreement between the parties, we acquired 100% of the capital stock of Metamining Nevada in exchange for 9,581,973 shares of our Series C convertible preferred stock and 3,000,000 Series C common stock purchase warrants.  As a result of the acquisition, under reverse acquisition accounting rules pursuant to ASC 805-40, Linkwell who is the legal acquirer becomes the accounting acquiree owning 8.9%, and Metamining Nevada is the accounting acquirer owning 91.1% of the total outstanding shares of common stock on an as converted basis after giving effect to the Reverse Stock Split in the transaction. For accounting purposes, there are no weighted average shares outstanding in the earnings per share computation before the Acquisition Date because the accounting acquirer, Metamining Nevada, had no common shares outstanding as of the Acquisition Date. As a result of the reverse acquisition, Linkwell’s weighted average common shares outstanding prior to the Acquisition Date are not included in the earnings per share calculation for the six months ended June 30, 2012.

REVENUE RECOGNITION

The Company’s revenue recognition policies are in compliance with FASB ASC Topic 605. The Company records revenue when an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The Company’s revenues from the sale of products are recorded when the goods are shipped, title passes, and collectability is reasonably assured.

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

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

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

	June 30, 2012	December 31, 2011
Balance sheet items, except for the registered and paid-up capital and retained earnings as of June 30, 2012 and December 31, 2011.	US$1=RMB 6.3089	US$1=RMB 6.3009

	Six Months Ended June 30,
	2012	2011
Amounts included in the statements of operations and comprehensive income, and statements of cash flow for the six months ended June 30, 2012 and 2011.	US$1=RMB 6.3027	US$1=RMB 6.5411

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $110,417 and $0, respectively, for the three months ended June 30, 2012 and 2011.

STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with FASB ASC Topics 718 and 505. The Company recognizes in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees..

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred and included in general and administrative expenses. These costs primarily consist of cost of materials used and salaries paid for the development department of the Company and fees paid to third parties. Research and development costs for the three months ended June 30, 2012 and 2011 were 37,512 and $0, respectively.

SEGMENT REPORTING

FASB ASC Topic 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued ASU 2011-08, "Testing Goodwill for Impairment." ASU 2011-08 will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for annual reporting period beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance did not have a material impact on our consolidated financial statements.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

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

NOTE 2 – INVENTORIES

A summary of inventories by major category as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
		(Audited)
Raw materials	$896,569	$-
Work-in-process	37,399	-
Finished goods	1,543,621	-
Net inventories	$2,477,589	$-

NOTE 3 – PROPERTY AND EQUIPMENT

At June 30, 2012 and December 31, 2011, property and equipment consisted of the following:

	Estimated Useful Life (In years)	June 30, 2012	December 31, 2011

Office equipment and furniture	3-7	$583,321	$-
Autos and trucks	5	384,468	-
Manufacturing equipment	2-10	980,885	-
Building	5-20	1,900,379	-
Construction in progress		52,965	-
Property and equipment, gross		3,902,018	-
Less: Accumulated depreciation		(1,474,903)	-
Property and equipment, net		$2,427,115	$-

For the three months ended June 30, 2012 and 2011, depreciation expense amounted to approximately $81,000 and $0, respectively.

As of June 30, 2012 and December 31, 2011, the Company had construction in progress of $52,965 and $0, respectively, for constructing a warehouse for storage of the finished products, a workshop, and research and development center. The estimated total cost for the construction in progress would be approximately $360,000, and the Company would be required to pay an additional $70,000 by December 31, 2012-see NOTE 13 COMMITMENTS.

NOTE 4 - REAL PROPERTY AND MINERAL RIGHTS

Metamining Nevada, through its parent company, Metamining, acquired certain real property and mineral rights in the Buena Vista Hills area of the mineral district in Pershing and Churchill Counties of Nevada called “Iron Horse Project – Dodge Mine" from three separate sellers (the “Sellers”) for a total purchase considerations of $14,250,000 payable by way of three installments over a period of two years from April 15, 2011 as discussed under Note 11- Notes Payable.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

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
Section 9: West Ѕ consisting of 278.61 acres, more or less

From WRG:

178 Unpatened Lode Mining Claims in the Pershing County:
BV-1-28, 29-35 (odd), 37-84, 91-102, 104, 106, 108-156, 163-179 (odd), 180-205

NOTE 5 - INTANGIBLE ASSETS

At June 30, 2012 and December 31, 2011, intangible assets consisted of customers’ lists arising from the acquisition of LiKang Biological, amortized over five years. Net intangible assets as of June 30, 2012 and December 31, 2011 totaled $256,824  and $0, respectively. Amortization expenses for the three months ended June 30, 2012 and 2011 were $23,733 and $0, respectively.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 6 – INVESTMENT

At June 30, 2012, we had an investment totaling approximately $1.3 million, inclusive of foreign currency exchange, in Wuhai Likang. This investment consisted of $544,000, through the issuance of 4,000,000 shares (pre-Reverse Stock Split) of the Company’s’ stock at $0.136 per share, as an investment in the acquisition target, Inner Mongolia Wuhai Chengtian Chemical Technology Co., Ltd., (“Wuhai Chengtian”). However, the acquisition was cancelled in 2011, Wuhai Chengtian, then changed name to Inner Mongolia Likang Biological Co., Ltd. (“Wuhai Likang”) in 2011. Accordingly, the initial investment of $544,000 together with an additional capital investment of $729,231 by the Company to Wuhai Chengtian which the Company initially treated it as due from related party, have been reclassified as an investment accounted for under the cost method as a result of the Company’s 9.18% ownership interest in Wuhai Likang. There was no impairment of this investment at June30, 2012.

NOTE 7 - OTHER RECEIVABLES

At June 30, 2012 and December 31, 2011, the Company had other receivables of $4,753,266 (including $4,181,315 to Wuhai Likang) and $0, respectively.

Wuhai Likang is a major supplier and strategic partner to the Company. The Company has a large demand for a raw material which is produced from Wuhai Likang’s waste recycling project. Due to the need for this raw material, the Company made advances to Wuhai Likang’s to support its waste recycling project which ultimately benefits the Company. As of December 31, 2010, the Company has made advances totaling $1,567,337 to provide operating funds to Wuhai Likang. The portion of such advances to provide operating funds to Wuhai Likang was classified as due from related party as of December 31, 2010 pending approval of the acquisition. Wuhai Likang orally agreed to pay back the advances received from us by offsetting our accounts payable to Wuhai Likang for future purchase of raw materials Wuhai Likang to provide to us. Also, Wuhai Likang agreed to pay back the advances without requiring us to purchase raw materials in the coming years when its cash position permits it to pay back its liabilities. Based on our review of the account, management believes the other receivables are collectible.

As of June 30, 2012, government approval for this acquisition had not occurred and is unable to be completed. Due to the existing shareholders of Wuhai Likang increased capital contribution, the Company’s ownership in Wuhai Likang decreased to approximately 9.18% and influence over Wuhai Likang has been reduced, the Company’s management has determined that Wuhai Likang is not deemed a related party. Accordingly, the due from related party of $1,567,337 as of December 31, 2010 (of which, $729,231 has been reclassified into investment in 2011-see Note 6) and the additional approximately $2.84 million advances made during 2011, have been classified as other receivables as of December 31, 2011. In the three months ended March 31, 2012, the Company advanced additional $ 444,275 to Wuhai Likang. The advance to Wuhai Likang was guaranteed by Wuhai LiKang’s 52,249 square meters land, 22,360 square meters building and $751,474 equipment.

NOTE 8 - LOANS PAYABLE

Loans payable consisted of the following at June 30, 2012 and December 31, 2011:

	2012	2011
Loan from Shanghai Rural Commercial Bank, Dachang Branch due on May 10, 2012 with interest rate of 6.31% per annum. Guaranteed by Shanghai Shanhai Group (a strategic partner of the Company), and Mr. Bian, Chairman of the Company.	$-	$-
Loan from Shanghai Rural Commercial Bank, Dachang Branch due on July 10, 2012 with interest rate of 6.56% per annum. Guaranteed by Shanghai Shanhai Group (a strategic partner of the Company), and Mr. Bian, Chairman of the Company	-	-
Above 2 loans from Shanghai Rural Commercial Bank, Dachang Branch combined and renewed on May 15, 2012 and due on May 14, 2013 with interest rate at30% increase of one-year baseborrowing rate issuedby People’s Bank of China (currently 6.56%). The loan is guaranteed by Shanghai Shanhai Group (a strategic partner of the Company), and Mr. Bian, Chairman of the Company.	1,581,053	-
	$1,581,053	$-

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 9 – RELATED PARTY TRANSACTIONS

Linkwell Tech’s wholly-owned subsidiary, LiKang Disinfectant, is engaged in business activities with three related parties: ZhongYou, Shanghai Jiuqing and Linkwell International Trading Co., Ltd. (“Linkwell Trading”).

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

For the three months ended June 30, 2012, the Company recorded sales of $3,356,276 to related parties, primarily Zhong You. At June 30, 2012, accounts receivables from sales to ZhongYou (net of allowance for doubtful accounts) were $11,761,086.

During the three months ended June 30, 2012, the Company made $0 sales to Shanghai Jiuqing. At June 30, 2012, accounts receivable from sales to Shanghai Jiuqing were $86,840.

As of June 30, 2012, $703,587 was due from related parties  LiKang Trading Co. Ltd (Hong Kong) (“LiKang Trading HK”), Shanghai Zhongyou Delivery Co., Ltd (“ZhongYou Delivery”), Shanghai LiKang Pharmaceutical Co., Ltd (“LiKang Pharmaceutical”), and Shanghai Lingkai International Trading Co., Ltd (“Lingkai Trading”), respectively, representing short-term advances and other receivables not including the receivables from sales for working capital purpose and receivable on demand.

As of June 30, 2012, $2,901,461 was due to related parties including the Company’s management and officer, and shareholders. As of June 30, 2012, the Company owed its management $54,000, ZhongYou $2,219,641, Metamining Inc. $404,962 and other related parties $222,858.

NOTE 10 – TAXES PAYABLE

Taxes payable consisted of the following at June 30, 2012 and December 31, 2011, respectively:

	2012	2011

Income tax payable (receivable)	$78,158	$-
Value added tax payable	129,782	-
Other taxes payable	146,072	-
	$354,012	$-

NOTE 11 - NOTES PAYABLE

Pursuant to the respective purchase and sale agreements dated April 15, 2011 No. NV01, NV02 and NV03, the Sellers financed the purchase of the mineral and real property rights by carrying two notes payable $5,625,000 due April 15, 2012 and $5,625,000 due April 15, 2013 free of interest. In March 2012, we entered into an extension agreement with the Sellers pursuant to which upon the payment of $300,000, of which $150,000 was due by April 15, 2012 and the balance was due by April 30, 2012, the due date of April 15, 2012 payment of $5,625,000 was extended to June 15, 2012, . The $300,000 payment was to be applied to the $5,625,000 installment balance due on April 15, 2013. Metamining paid, on behalf of Metamining Nevada, $150,000 on April 10, 2012 and another $150,000 payment on May 10, 2012 to the Sellers of the real property and mineral rights. The Sellers provided written confirmation to Metamining Nevada on May 8, 2012 stating that Metamining Nevada’s ownership of the real property and mineral rights was in good standing. On July 26, 2012, we entered into the Second Extension Agreement on these installment notes, which is fully discussed in Note 14-Subsequent Events.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

The table below shows short term and long term Notes Payable:

(1)	Little Valley Group, LLC	Short term	$4,342,107
		Long term	4,110,526
			$8,452,633

(2)	Greater Nevada Ranches, LLC	Short term	$690,789
		Long term	653,948
			1,344,737

(3)	Western Resource Group, LLC	Short term	$592,104
		Long term	560,526
			1,152,630
		Grand Total:	$10,950,000

NOTE 12– STOCKHOLDERS’ EQUITY

Common Stock

On January 4, 2012, the Company, pursuant to a Legal Services Agreement, dated January 1, 2012, by and between the Company and the Shanghai Hai Mai Law Firm (“Shanghai Hai Mai”), agreed to issue to Shanghai Hai Mai the aggregate amount of 6,000,000 restricted shares (pre-Reverse Stock Split) of the Company’s common stock, $0.0005 par value per share. The shares were issued as compensation for legal services to be provided by Shanghai Hai Mai during the two-year term of the Agreement. The value of 6,000,000 restricted shares is $180,000 based on the stock price at January 4, 2012. The Company recorded deferred stock compensation of $135,863 at June 30, 2012, which was net of stock compensation expense of $22,438 for the six months ending June 30, 2012.

On February 13, 2012, the Company’s Board of Directors adopted and approved an amendment (the “Charter Amendment”) to the Company’s Articles of Incorporation, as amended, to effect a reverse split of the Company’s common stock, par value $0.0005 per share (the “Common Stock”) of one share for every thirty outstanding shares (the “Reverse Stock Split”), so that every thirty outstanding shares of Common Stock before the Reverse Stock Split shall represent one share of Common Stock after the Reverse Stock Split. The Reverse Stock Split was retroactively reflected in the Company’s consolidated financial statements for the years presented. However, due to the reverse acquisition of Metamining Nevada, as described below, the Board of Directors determined not to proceed with the 1:30 reverse stock split.

On March 12, 2012 and March 29, 2012, the Company issued 5 million restricted shares (pre-Reverse Stock Split) each to a professional business consulting company for advising the Company on strategic growth, merger and acquisition, and investor relationship. The term of the service is two years. The value of 10,000,000 restricted shares is $250,000 based on the stock price at March 12 and March 29, 2012, respectively. The Company recorded deferred stock compensation of $215,479 at June 30, 2012, which was net of stock compensation expense of $27,672 for the six months ending June 30, 2012.

On March 29, 2012, the Company issued 7,000,000 (pre-Reverse Stock Split) and 2,000,000 shares (pre-Reverse Stock Split) of common stock to one senior officer and one employee, respectively, under the Company’s 2005 Equity Compensation Plan, as amended, for services they provided to the Company. The stock was valued at stock issuance date at $0.03 per share, and $270,000 was recorded as stock based compensation.

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

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

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

NOTE 13 - COMMITMENTS

On July 16, 2008, the Company entered a two-year lease agreement for its administrative office with expiration date on July 15, 2010, for monthly rent of $4,400 until April 2009, the monthly rent increased to $9,470 after April 2009. The Company renewed this lease after the expiration and monthly rent increased to $11,000. The lease expired on December 31, 2011 and renewed to December 31, 2012 with adjusted monthly rent of $12,400.

On November 1, 2008, the Company entered another two-year lease agreement for its branch office with expiration date on October 31, 2010, for monthly rent of $3,500. The Company renewed this lease with the same amount of rent after the expiration. The lease expired on October 31, 2011 and was renewed to October 31, 2012 with adjusted monthly rent of $4,200.

The Company had rental expense of $95,454 for the six months ended June 30, 2012. Future minimum rental payments required under these operating leases are as follows:

Year 2012	$91,012

The Company has a construction in progress project and is required to pay an additional $70,000 by December 31, 2012.-see NOTE 3.

NOTE 14 – SUBSEQUENT EVENTS

On July 26, 2012, our subsidiary Metamining Nevada executed a Second Extension Agreement (the “Second Extension Agreement”) related to the purchase and sale agreements dated April 15, 2011 No. NV01, NV02 and NV03, on which the Sellers financed the purchase of the mineral and real property rights by carrying two notes payable $5,625,000 due April 15, 2012 and $5,625,000 due April 15, 2013 free of interest -see Note 11. In order to obtain the Second Extension Agreement, we agreed to pay, within 7 business days from the execution of the Second Extension Agreement (July 26, 2012), the late fee of $2,000 to each seller, the $32,816 claim filing fees required for the next assessment year and the $141 due to Greater Nevada Ranches, LLC for property taxes. We have paid those amounts.

On July 26, 2012, we entered into the Second Extension Agreement that provides for extended payment of the second installment due, as follows:

1. The Company shall pay sellers bi-monthly an amount equal to the greater of: (i) 40% of net profits from the trading of iron ore off-take which Metamining Inc. will realize from its Mobile, Alabama project, or (ii) a fixed minimum payment of $400,000;

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

2. When the Company has completed its private placement fund raising, the Company shall pay 15% of the proceeds from private placement for mineral rights payments to Sellers immediately after the receipt of the raised funds. This payment is fully creditable to the fixed minimum payments required under (1) above.

3. The Commencing Date is the date the bi-monthly payments will start. The Company will determine the exact Commencing Date no later than August 25, 2012. The Commencing Date for payments shall start no later than November 25, 2012. If the Mobile, Alabama project is not operational by November 25, 2012, this date may be extended again by mutual agreement under the following conditions:

a.	Sellers are satisfied that significant progress is being made toward an operational status, or
b.	Other financing, e.g. the private placement, becomes available to fund the minimum payments specified in paragraph 1. above

The parties further agree to extend the Second Installment of $5,625,000.00 to a period of 15 months starting on the November 25, 2012 with the remainder of the Second Installment, if any, due no later than at the end of the of the 15 month period.

4. The bi-monthly payment of the third installment of $5,325,000.00 shall start in the next month after the completion of the second installment. The Company shall have the option to extend the payment period to 15 months with the same minimum payment as specified in Paragraph(1) above. The Company shall pay off the balance of the installments in 30 months from the Commencing Date by paying the remainder of the third installment, if any, no later than the due date of the last payment in the 15 month period.

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

Metamining Nevada is a exploration state company which was established in March 2011.  In April 2011, Metamining, its former parent company, entered into agreements with unrelated third parties to acquire rights to mining claims, together with certain real property rights, on approximately 4,500 acres in northern Nevada for an aggregate purchase price of $14,250,000. During the terms of the agreements, Metamining Nevada has the right to explore and mine the properties and the quit claim deeds for these properties are being held in escrow pending payment in full of the purchase price.  If any portion of the purchase price should not be paid when due, subject to certain extensions as described in the agreements, all amounts theretofore paid are forfeited and the agreements are terminated. During the terms of the agreements, the seller designated Mr. Howard Fisher as a member of Metamining Nevada’s Board of Directors.  Mr. Fisher’s responsibilities are to control the transfer of the properties or provide for the recovery of the properties, at the termination of the agreement, as the case may be.  He does not otherwise have any voting rights as a member of Metamining Nevada’s board.

The Company entered into the transaction with Metamining Nevada to expand its operations into the mining and trading business, which management believes represents undervalued mining assets with an opportunity for strong market diversification and revenue growth. Historically, Metamining, Metamining Nevada’s prior parent, provided significant capital in connection with the acquisition of the Metamining Nevada’s mining rights.  During the discussions leading up to the acquisition, it was generally agreed between the Company’s management and Metamining that the Company could utilize its status as a public company to raise capital through equity offerings.  Metamining is now a principal shareholder of the Company and Song Qiang Chen, the control person of Metamining, has subsequently joined the Company’s board of directors.  By virtue of the foregoing, the Company’s management expects that Metamining and its principals will continue to assist the Company in accessing capital to fund the payments on the mining rights until such time as the Company is able to undertake a sale of equity to provide the balance of these funds, together with the additional capital necessary to develop the assets. Once the Company has completed the reverse stock split, it expects to begin discussions with current shareholders in an effort to raise the first phase of the necessary capital which we expect that will be followed by a larger private placement.  However, at this time, the Company has no firm commitments for this additional capital. The Company is currently evaluating its business strategy as to whether to continue the historical Company business while diversifying its operations in the mining business in order to create shareholder value through the potential growth expected in the mining and trading business.

In June, 2012 we were unable to pay the note payable of $5.3 million due to the sellers of the Metamining Nevada real property and mining rights described under Note 11 and Note 14. On July 26, 2012, we entered into the Second Extension Agreement with the Sellers, which is discussed in Note 14.

We also own a 90% interest in our operating subsidiary, Linkwell Tech. Through Linkwell Tech’s wholly-owned subsidiaries, LiKang Disinfectant and LiKang Biological, we are engaged in the development, manufacture, sale and distribution of disinfectant health care products primarily to the medical industry in China.

RESULTS OF OPERATIONS

Metamining Nevada, as the accounting acquirer in the transaction entered on March 30, 2012, had no operations during the six months ended June 30, 2012.

The results of operations discussion below represent operations in our disinfectant business of Linkwell Corporation for the three and six months ended June 30, 2012, compared with the same periods in 2011.

For the Three and Six Months Ended June 30, 2012 as Compared to the Same Periods in 2011

NET SALES

Net sales for the three months ended June 30, 2012 were $4.5 million as compared to net sales of $3.8 million for the same period in 2011, an increase of $0.7 million, or approximately 18%. This increase in net sales was due to our efforts in developing new customer base and diversity of our products, as well as the increased demand from our existing customers  75% of our total net sales for the three months ended June 30, 2012, or $3.4 million, was attributable to related parties as compared to net sales of $2.0 million, or approximately 52%, in 2011.

Net sales for the six months ended June 30, 2012 were $7.9 million as compared to net sales of $7.0 million for the six months ended June 30, 2011, an increase of $0.9 million, or approximately 12%. This increase in net sales was due to our ongoing efforts in developing a new customer base, which includes hospitals, community medical centers and medical organizations, as well as an increase in demand from our existing customers. We believe we have been successful in promoting our “LiKang” brand products and have established a level of brand recognition in the market. Our sales volume of hand disinfectant products increased significantly in 2011. 68% of our total net sales for the six months ended June 30, 2012, or $5.3 million, was attributable to related parties as compared to net sales of $3.6 million, or approximately 51%, for the six months ended June 30, 2011.

Our sales to unrelated parties are in Shanghai, Jiangsu, Zhejiang and Anhui provinces. The sales in other provinces in China are through our largest related party customer, Shanghai Zhong You. Zhong You is a large medical supply and distribution company. We were able to increase our sales by utilizing Zhong You’s marketing and sales resources.

COST OF SALES

Cost of sales includes raw materials and manufacturing costs, which include labor, rent and an allocated portion of overhead expenses, such as utilities, which are directly related to product production. For the three months ended June 30, 2012, cost of sales amounted to $2.5 million, or approximately 55% of net sales, as compared to the cost of sales of $2.1 million, or approximately 55% of net sales for the same period in 2011. The cost of sales as a percentage of sales remained the same.

Cost of sales includes raw materials and manufacturing costs, which include labor, rent and an allocated portion of overhead expenses, such as utilities, which are directly related to product production. For the six months ended June 30, 2012, cost of sales amounted to $4.3 million, or approximately 55% of net sales, as compared to the cost of sales of $3.8 million, or approximately 54% of net sales for the six months ended June 30, 2011. The increase in cost of sales as a percentage of sales was mainly due to the increase in the price of raw materials, worker’s salary and other manufacturing overhead.

GROSS PROFIT

Gross profit for the three months ended June 30, 2012 was $2.0 million, or approximately 45% of net revenue, as compared to $1.7 million, or approximately 45% of net revenue for the same period in 2011. The gross profit margin remains the same.

Gross profit for the six months ended June 30, 2012 was $3.5 million, or approximately 45% of net revenue, as compared to $3.2 million, or approximately 46% of net revenue for the six months ended June 30, 2011. The slight decrease in gross profit margin was mainly due to the increased cost of revenue as a percentage of net revenue.

OPERATING EXPENSES

Total operating expenses consisted of selling, general and administrative expenses. For the three months ended June 30, 2012, total operating expenses were $1.1 million, a decrease of $0.3 million, or approximately 25%, from total operating expenses of $1.4 million for the same period in 2011.

Total operating expenses consisted of selling, general and administrative expenses. For the six months ended June 30, 2012, total operating expenses were $2.6 million, an increase of $0.2 million, or approximately 7%, from total operating expenses of $2.4 million for the six months ended June 30, 2011.  The increase was due to increased employees salary in our China subsidiaries, stock based compensation expense to our senior executives under our Employees Incentive Plan, and stock based compensation expense to certain business advisors and lawyers consulting and legal services.

NET INCOME

Our net income for the three months ended June 30, 2012 was $0.7 million compared to $0.1 million for the same period in 2011, an increase of $0.6 million or 647%.  Net income as a percentage of revenue was 15% for the three months ended June 30, 2012, while it was 2% for the same period in 2011. This increase in net income was attributable to increased revenue and decreased operating expenses.

Our net income for the six months ended June 30, 2012 was $0.6 million compared to net income of $0.5 million for the six months ended June 30, 2011, an increase of $0.1 million or 42%. Net income as a percentage of revenue was 8% for the six months ended June 30, 2012, while it was 6% for the six months ended June 30, 2011. This increase in net income was attributable to an increase in sales and other income.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2012, we had cash on hand of $1.8 million, and our working capital was $10.3 million, compared with cash on hand of $0 and working capital deficit of $5.6 million at December 31, 2011.

Total current assets at June 30, 2012 amounted to $25.3 million, primarily consisting of $11.8 million in accounts receivable – related parties for disinfectant products sold to related parties but not yet paid, $4.8 million in other receivables for amounts we advanced to a key supplier, $3.1 million in accounts receivable and $2.5 million in inventory of raw material and finished goods for future production and sales. Total current liabilities totaled $15.0 million at June 30, 2012, primarily consisting of $5.6 million in note payable liability we assumed in conjunction of the purchase of real property and mineral rights in April 2011, $4.0 million in accounts payable and accrued expense for our disinfectant business, $2.9 million in due to related parties for advances from our shareholders and management, which included $1.1 million from Zhong You and $0.4 million from Metamining Inc. in the quarter ended June 30, 2012, and $1.6 million in loan payable we owe financial institutions in China.

We have capital commitments of approximately $70,000 related to construction in progress which is required to be paid by December 31, 2012. We will use our working capital to fund this commitment.

With the diversification and expansion of our business through the transaction with Metamining Nevada, we will need to raise significant additional capital in the near future. As described elsewhere herein, Metamining Nevada owes $11.0 million for the purchase of the mineral and real property rights, of which $5.6 million is due by June 15, 2012 and the balance of $5.3 million  is due by April 15, 2013. We subsequently entered into extension agreements with the sellers that extended our payment to a total of 30 months period starting on November 25, 2012-See Note 11. Subsequent to June 30, 2012, we paid the sellers  approximately $53,000 in connection with the second extension agreement which was advanced to us by Metamining Inc.

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

Cash Flows Analysis

CASH FLOW FROM OPERATING ACTIVITIES:

Net cash used in operating activities was $0.1 million for the six months ended June 30, 2012, as compared to $30,968 for the same period of 2011. The increase in cash outflow from operating activities for the six months ended June 30, 2012 was primarily due to $0.7 million net income, offset by an increase of $1.4 million in accounts receivable – related parties for products sold but not collected, and increase of $0.5 million in accounts payables and accrued expenses, and an increase of $0.2 million in tax payable.

CASH FLOW FROM INVESTING ACTIVITIES:

Net cash provided by investing activities amounted to $0.5 million for the six months ended June 30, 2012 as a result of $0.7 million cash acquired from the reverse acquisition, partially offset by $0.1 million cash paid for construction in progress, as compared with cash used in investing activities of $3.0 million for acquisition of real property and mineral rights in the same period of 2011.

CASH FLOW FROM FINANCING ACTIVITIES:

Net cash provided by financing activities was $1.3 million for the six months ended June 30, 2012, due to an increase of $1.2 million advances from related parties for working capital purposes, a collection of $0.4 million of due from related parties, partially offset by an payment of $0.3 million in notes payable related to the purchase of real property and mineral rights. In the six months ended June 30, 2011, net cash provided by investing activities amounted to $3.0 million, primarily due to cash investments from our shareholders, Metamining Inc.

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

ACCOUNTS RECEIVABLE

As is customary in the PRC, we extend relatively long payment terms to our customers as compared with those customary in the United States, with sales to both third parties and related parties generally requiring payment within four to six months.  For the year ended December 31, 2011 and for the six months ended June 30, 2012, the average time of payment on accounts receivable from related parties was about nine months.  Based upon our long-standing relationship with these related parties and their respective principals, we believe that related party receivables are collectible.  To the best of our knowledge, there is no company-related issue with respect to any related party that might be delaying payment, nor are there any negative issues impacting our relationship with any related party.

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

REVENUE RECOGNITION

Our revenue recognition policies are in compliance with FASB ASC Topic 605 . We record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for our various revenue streams.

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined by using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, during the six months ended June 30, 2012 and 2011, there were no significant impairment of its long-lived assets.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a “smaller reporting company??(as defined by Rule 12b-2 of the Exchange Act) and are not required to provide the information requested under this item.

ITEM 4.                      CONTROLS AND PROCEDURES.

Our management, with the participation of our principal executive officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June30, 2012.  Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed,  summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer who also serves as our principal financial officer and principal accounting officer, to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive officer concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that (i) information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is accumulated and communicated to our Company’s management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure by our Company; and (ii) information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is record, processed, summarized and reported within the time period specific in the SEC’s rules and forms as a result of continuing material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Change in internal control

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS.

None.

ITEM 1A.                   RISK FACTORS.

In addition to the risk factors describing the major risks to our historical business operations which are found in our 2011 Annual Report on Form 10-K, under Item 1A, “Risk Factors”, we face certain additional risks as a result of the Metamining Nevada transaction including:

If we do not timely pay the amounts due for the purchase of the mining and real property rights we will lose our ability to explore these properties and diversify our operations.  We do not have the funds to pay these obligations and there are no assurances we will be able to raise the necessary capital.

Under the terms of the purchase agreements for the mining and real property rights and extension agreements we entered into subsequently with the sellers, Metamining Nevada must pay the sellers $10,950,000 for the purchase of the mineral and real property rights in a 30 months period, whose starting time will be determined in August or later by us and the sellers. Until such time as Metamining Nevada has made these payments, the sellers are holding the deeds in escrow.  If we fail to make this payment, we will lose these rights. In addition, if we are able to either secure the funds necessary to make these payments or otherwise negotiate an extension of the due dates, of which there is no assurance, we will lose all rights to explore these properties and forfeit any funds paid to date.

We will need to raise between $15 million and $20 million of additional financing to explore and possibly develop the Metamining Nevada properties. If we cannot raise additional capital as needed, our ability to diversify our company could be in jeopardy.

In addition to the funds necessary to pay for the mineral and property rights, we will also need to raise between $15 million and $20 million of capital to explore these properties. We do not have any firm commitments to provide any additional capital and we anticipate that we will have certain difficulties raising capital given the risks associated with exploration of the mining assets and the history of our company. Accordingly, we cannot assure you that additional capital will be available to us upon terms acceptable to us, if at all. If we are subsequently unable to raise additional funds as needed, our ability to implement our business plan and grow our company will be in jeopardy and investors risk losing their entire investment.

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

While Metamining Nevada owns various mining rights, it does not record any reserves on its balance sheet.  A “reserve,” as defined by the SEC rules and regulations, is that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically and legally extracted and produced.  Although a qualified independent engineering firm has completed a pre-feasibility study that concluded there would be minimal risk in proceeding to exploration of the Metamining Nevada properties on the basis of estimates of mineralized material, Metamining Nevada has not commissioned nor received feasibility studies or obtained the necessary operating permits with regard to the Metamining Nevada mineral rights.  There are numerous risks associated with a pre-feasibility study, including:

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

 None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                      MINE SAFETY DISCLOSURE.

None.

ITEM 5.                      OTHER INFORMATION.

On July 26, 2012, Metamining, Inc., Metamining Nevada, Inc., Little Valley Group, LLC., Greater Nevada Ranches, LLC. and Western Resource Group, LLC. entered into a Second Extension Agreement that provides for extended payment of the second installment due under the Purchase Agreements dated on April 15, 2011 for the mineral and mining rights.  The Second Extension Agreement provided that:

•           Metamining Nevada will pay the sellers bi-monthly an amount equal to the greater of: (i) 40% of net profits from the trading of iron ore off-take which Metamining Inc. brought into Metamining Nevada from the Mobile project, or (ii) a fixed minimum payment of $400,000;

•           When Metamining Nevada has completed its private placement fund raising, it shall pay 15% of the proceeds from private placement for mineral rights payments to sellers immediately after the receipt of the raised funds which is credited towards the aforedescribed bi-monthly payment; and

•           The commencing date of the bi-monthly payments will be determined by Metamining Nevada but shall be no later than August 25, 2012. The Commencing Date shall be no later than November 25, 2012. If the Mobile project is not operational by November 25, 2012, this date may be extended by mutual agreement providing that the sellers are satisfied that significant progress is being made toward an operational status, or other financing becomes available to fund the minimum payments specified above.

The agreement further extended the second installment of $5,625,000.00 to a period of 15 months starting on the November 25, 2012 with the remainder of the second Installment, if any, due no later than at the end of the of the 15 month period.  Finally, the agreement provides that the bi-monthly payment of the third installment of $5,325,000.00 shall begin in the next month after the completion of the second installment.  Metamining Nevada has have the option to extend the payment period to 15 months with the same minimum payment as specified above. Metamining Nevada agreed to satisfy the balance of the installments in 30 months from the commencing date by paying the remainder of the third installment, if any, no later than the due date of the last payment in the 15 month period.

The foregoing description of the terms and conditions of the Second Extension Agreement is qualified in its entirety by reference to the agreement which is filed as Exhibit 10.14 to this report.

ITEM 6.                      EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings:

Exhibit No.	Description
10.14	Second Extension Agreement dated July 16, 2012 *
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certifications of Chief Executive Officer and principal financial and accounting officer*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Linkwell Corporation

Date: August 20, 2012	By:	/s/ Xuelian Bian
Xuelian Bian,
Chief Executive Officer, President Principal executive officer Principal financial and accounting officer