Form 10-Q/A
period 2012-03-31
Linkwell CORP
filed 2012-09-11
CIK 1042463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2 )

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

EXPLANATORY NOTE

In response to comments from the staff of the Securities and Exchange Commission, we are filing this Amendment No. 2 to our Quarterly Report on Form 10-Q for the period ended March 31, 2012, as amended on July 29, 2012 (collectively, the Form 10-Q”) to remove all references throughout to the Company as being in the development stage by removing the term develop, development and/or production, including in Part I., Item 1 and Item 2, and Part II, Item 1A.  In addition, this Amendment No. 2 retrospectively restates the accounting acquirer’s entity for the equivalent number of shares received in the reverse acquisition.  This Amendment No. 2 also contains currently dated certifications which appear as Exhibits 31.1, 31.2 and 32.1. No other changes have been made to the Form 10-Q which speaks as of the original filing date of the original report, does not reflect facts or events that may have occurred subsequent to the filing date of the original report, and does not modify or update in any way any other disclosures made in the original report, or subsequent to any periods for which disclosure was otherwise provided in the original report. Accordingly, this Amendment No. 2 should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing date of the original report, including any amendments thereto.

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

IMPACT OF THE ACCOUNTING TREATMENT OF THE
METAMINING NEVADA ACQUISITION ON OUR FINANCIAL STATEMENTS

As described elsewhere herein, on March 30, 2012, we acquired Metamining Nevada from Metamining Inc., an unrelated third party, in exchange for shares of our Series C convertible preferred stock and Series C common stock purchase warrants.  Metamining Nevada is an exploration state company formed in March 2011. Following the acquisition, we continue to own and operate our historical operations which are the development, manufacture, sale and distribution of disinfectant health care products primarily to the medical industry in China. However, because of the proportional ownership interests after the transaction, our acquisition of Metamining Nevada was accounted for as a reverse merger and Metamining Nevada is considered the acquirer for accounting purposes.  The consolidated balance sheet as of March 31, 2012 reflects our consolidated financial positions which includes the assets and liabilities Metamining Nevada and our historical operations.  The consolidated balance sheet as of December 31, 2011 reflects the historical financial position of Metamining Nevada, the accounting acquirer. The consolidated statement of operations and comprehensive income and consolidated statements of cash flows for the three months ended March 31, 2012 and 2011, respectively, reflect the historical operations of Metamining Nevada and our operations from the acquisition date. However, due to the fact that the acquisition is effective at the end of the period, none of our operations or cash flows are included in the March 31, 2012 period. -See Note 2.

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

iii

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$669,381	$-
Accounts receivable, net	2,588,599	-
Accounts receivable - related parties, net	10,446,862	-
Due from related party	1,110,103	-
Other receivables	5,045,772	-
Inventories, net	2,571,269	-
Prepaid expenses and other current assets	697,287	-
Total current assets	23,129,273	-
		-
NON-CURRENT ASSETS:		-
Deferred compensation	401,452	-
Investment	1,283,231	-
Property, plant and equipment, net	2,450,016	-
Real property and mineral rights	14,250,000	14,250,000
Prepaid for land use right	606,898	-
Intangible assets	282,506	-
Total non-current assets	19,274,103	14,250,000

TOTAL ASSETS	$42,403,376	$14,250,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$1,588,739	$-
Accounts payable and accrued expenses	3,678,868	5,000
Note payable – Current due	5,625,000	5,625,000
Advances from customers	366,376	-
Taxes payable	175,318	-
Other payables	90,526	-
Due to related parties	1,743,737	-
Total current liabilities	13,268,564	5,630,000

Note payable – long term	5,625,000	5,625,000
Total liability	18,893,564	11,255,000

COMMITMENT AND CONTINGENCY

STOCKHOLDERS' EQUITY
Preferred Stock, $0.0005 par value; 10,000,000 authorized, 9,581,973 and 0 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	4,791	4,791
Common Stock, $.0005 par value, 150,000,000 authorized, 119,605,475 and 0 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	59,803	-
Additional paid-in capital	22,771,296	3,108,154
Retained earnings	(139,615)	(117,945)
Total Linkwell Corporation stockholder's equity	22,696,275	2,995,000

NONCONTROLLING INTEREST	813,537	-

TOTAL STOCKHOLDERS' EQUITY	23,509,812	2,995,000

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$42,403,376	$14,250,000

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

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2012 AND DECEMBER 31, 2011
(UNAUDITED)

    Metamining Nevada is an exploration state company which was established in March 2011. In April 2011 Metamining entered into agreements with unrelated third parties to acquire rights to mining claims, together with certain real property rights, on approximately 4,500 acres in northern Nevada for an aggregate purchase price of $14,250,000.

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

Metamining Nevada is an exploration state company, which was established in March, 2011. Since its inception to March 31, 2011, Metamining Nevada had no operations.

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

Metamining Nevada is an exploration state company which was established in March 2011.  In April 2011 Metamining, its former parent company, entered into agreements with unrelated third parties to acquire rights to mining claims, together with certain real property rights, on approximately 4,500 acres in northern Nevada for an aggregate purchase price of $14,250,000. During the terms of the agreements, Metamining Nevada has the right to explore and mine the properties and the quit claim deeds for these properties are being held in escrow pending payment in full of the purchase price.  If any portion of the purchase price should not be paid when due, subject to certain extensions as described in the agreements, all amounts theretofore paid are forfeited and the agreements are terminated. During the terms of the agreements, the seller designated Mr. Howard Fisher as a member of Metamining Nevada’s Board of Directors.  Mr. Fisher’s responsibilities are to control the transfer of the properties or provide for the recovery of the properties, at the termination of the agreement, as the case may be.  He does not otherwise have any voting rights as a member of Metamining Nevada’s board.

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

We will need to raise between $15 million and $20 million of additional financing to explore the Metamining Nevada properties. If we cannot raise additional capital as needed, our ability to diversify our company could be in jeopardy.

In addition to the funds necessary to pay for the mineral and property rights, we will also need to raise between $15 million and $20 million of capital to explore these properties and, if the exploration results are favorable, to ultimately develop these properties. We do not have any firm commitments to provide any additional capital and we anticipate that we will have certain difficulties raising capital given the risks associated with exploration of the mining assets and the history of our company. Accordingly, we cannot assure you that additional capital will be available to us upon terms acceptable to us, if at all. If we are subsequently unable to raise additional funds as needed, our ability to implement our business plan and grow our company will be in jeopardy and investors risk losing their entire investment.

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

10.13	Legal Counsel Agreement dated January 1, 2012 by and between Linkwell Corporation and the Shang Hai Hai Mai Legal Firm ** *
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certifications of Chief Executive Officer and principal financial and accounting officer*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.
***	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Linkwell Corporation

Date: September 11 , 2012	By:	/s/ Xuelian Bian
Xuelian Bian,
Chief Executive Officer, President Principal executive officer Principal financial and accounting officer