Form 10-Q/A
period 2012-03-31
Linkwell CORP
filed 2012-09-11
CIK 1042463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 3 )

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

EXPLANATORY NOTE

We inadvertently omitted in our Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “Amendment No. 2”) the XBRL update exhibits. The purpose of this Amendment No. 3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, is to furnish Exhibit 101 ("XBRL") to Amendment No. 2.

No other changes have been made to the Amendment No. 2. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Amendment No. 2.

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

10.13	Legal Counsel Agreement dated January 1, 2012 by and between Linkwell Corporation and the Shang Hai Hai Mai Legal Firm *
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certifications of Chief Executive Officer and principal financial and accounting officer*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*	Previously filed.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Linkwell Corporation

Date: September 11, 2012	By:	/s/ Xuelian Bian
Xuelian Bian,
Chief Executive Officer, President Principal executive officer Principal financial and accounting officer