Form 10-Q
period 2012-09-30
Linkwell CORP
filed 2012-11-15
CIK 1042463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 6, 2012, there were 119,605,475 shares of our common stock issued and outstanding.

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

You should consider the areas of risk described in connection with any forward-looking statements that may be made in this Quarterly Report. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this Quarterly Report in its entirety, including the risks described in our Annual Report on Form 10-K for the year ended December 31, 2011, as amended, under Part I, Item 1A, “Risk Factors.” Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this Quarterly Report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

IMPACT OF THE ACCOUNTING TREATMENT OF THE
METAMINING NEVADA ACQUISITION ON OUR FINANCIAL STATEMENTS

As described elsewhere herein, on March 30, 2012 (the “Acquisition Date”), we acquired Metamining Nevada from Metamining Inc., an unrelated third party, in exchange for our Series C convertible preferred stock and Series C common stock purchase warrants.  Metamining Nevada is an exploration state company formed in March 2011. Following the acquisition, we continue to own and operate our historical operations which are the development, manufacture, sale and distribution of disinfectant health care products primarily to the medical industry in China. However, because of the proportional ownership interests after the transaction, our acquisition of Metamining Nevada was accounted for as a reverse merger and Metamining Nevada is considered the acquirer for accounting purposes.  The consolidated balance sheet as of September 30, 2012 reflects our consolidated financial positions which include the assets and liabilities of Metamining Nevada and our historical operations.  The consolidated balance sheet as of December 31, 2011 reflects the historical financial position of Metamining Nevada, the accounting acquirer. The consolidated statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2012, and consolidated statements of cash flows for the nine months ended September 30, 2012 reflect Linkwell's historical operations and Metamining Nevada since Acquisition Date.

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

iii

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$978,247	$-
Accounts receivable, net	3,245,771	-
Accounts receivable - related parties, net	12,201,611	-
Due from related party	957,821	-
Other receivables, net	5,250,009	-
Inventories, net	2,581,713	-
Prepaid expenses and other current assets	692,152	-
Total current assets	25,907,324	-
		-
NON-CURRENT ASSETS:		-
Deferred compensation	297,151	-
Investment	1,277,861	-
Property, plant and equipment, net	2,544,098	-
Real property and mineral rights	14,250,000	14,250,000
Prepaid for land use right	602,429	-
Intangible assets	231,141	-
Total non-current assets	19,202,680	14,250,000

TOTAL ASSETS	$45,110,004	$14,250,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Loans payable	$1,577,038	$-
Accounts payable and accrued expenses	3,854,911	5,000
Note payable – short term	5,625,000	5,625,000
Advances from customers	363,677	-
Taxes payable	487,802	-
Other payables	181,686	-
Due to related parties	2,504,329	-
Total current liabilities	14,594,443	5,630,000

LONG-TERM LIABILITIES:
Note payable – long term	5,325,000	5,625,000
Total liabilities	19,919,443	11,255,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock, $.0005 par value; 10,000,000 shares authorized, 9,581,973 and 0 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	4,791	4,791
Common Stock, $.0005 par value, 150,000,000 shares authorized, 119,605,475 and 0 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	59,803	-
Additional paid-in capital	22,771,296	3,108,154
Retained Earnings (deficit)	1,470,682	(117,945)
Accumulated other comprehensive loss	(139,895)
Total Linkwell Corporation shareholders' equity	24,166,677	2,995,000

NONCONTROLLING INTEREST	1,023,884	-

TOTAL EQUITY	25,190,561	2,995,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$45,110,004	$14,250,000

See accompanying notes to the unaudited consolidated financial statements.

 LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For three months ended		For nine months ended	From inception (March 30, 2011) to
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenues	$2,334,187	$-	$3,445,279	$-
Revenues-related parties	3,078,402	-	6,434,678	-
Total revenues	5,412,589	-	9,879,957
Cost of revenues	2,777,161	-	5,235,249	-
Gross profit	2,635,428	-	4,644,708	-
Operating expenses:
Selling expenses	438,116	-	731,309	-
General and administrative expenses	747,631	82,617	1,610,294	113,585
Total operating expenses	1,185,747	82,617	2,341,603	113,585
Income (loss) from operation	1,449,681	(82,617)	2,303,105	(113,585)
Other income (expenses):
Other income	1,245	-	34,503	-
Interest expense	(32,736)	-	(57,709)	-
Total other income (expense)	(31,491)	-	(23,206)	-
Income (loss) before income taxes	1,418,190	(82,617)	2,279,899	(113,585)
Income tax expense	(281,839)	-	(480,929)	-
Net income (loss)	1,136,351	(82,617)	1,798,970	(113,585)
Less: Net income to non-controlling interests	128,847	-	210,347	-
Net income (loss) to common stockholders	$1,007,504	$(82,617)	$1,588,623	$(113,585)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$1,136,351	$(82,617)	$1,798,970	$(113,585)
Foreign currency translation adjustments	(50,447)	-	(139,895)	-
Comprehensive income (loss)	$1,085,904	$(82,617)	$1,659,075	$(113,585)

Basic and diluted income per common share:
Basic	$0.01	$-	$0.01	$-
Diluted	$0.01	$-	$0.01	$-

Basic weighted average common shares outstanding	119,605,475	-	119,605,475	-
Diluted weighted average common shares outstanding	119,605,475	-	119,605,475	-

See accompanying notes to the unaudited consolidated financial statements.

LINKWELL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2012	From Inception (March 30, 2011) to September 30, 2011
OPERATING ACTIVITIES:
Net income (loss)	$1,798,970	$(113,585)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	104,301	-
Depreciation and amortization	213,545	-
Changes in current assets and liabilities:		-
Accounts receivable	(678,991)	-
Accounts receivable – related party	(1,926,942)	-
Other receivables	(240,452)	-
Inventories	(28,576)	-
Accounts payable, other payables and accrued expenses	289,512	-
Tax payable	315,393	-
NET CASH USED IN OPERATING ACTIVITIES	(153,240)	(113,585)

INVESTING ACTIVITIES:
Payments for construction in progress	(117,751)	-
Purchase of fixed assets	(156,949)	-
Cash acquired from acquisition	653,589	-
Purchase of real property and mining rights	-	(3,000,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	378,889	(3,000,000)

FINANCING ACTIVITIES:
Increase in due to related parties	1,070,858	113,585
Investment from shareholders for real property and mineral rights	-	3,000,000
Payment of note payable extension for real property and mineral rights	(300,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	770,858	3,113,585

EFFECT OF EXCHANGE RATE ON CASH	(18,260)	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	978,247	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$978,247	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$61,808	$-
Income taxes	$306,733	$-

See accompanying notes to the unaudited consolidated financial statements.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 ORGANIZATION

The Company was incorporated in the State of Florida on October 11, 2000 under the name HBOA Holdings, Inc.

On May 2, 2005, the Company entered into and consummated a share exchange with all of the shareholders of Linkwell Tech. Pursuant to the share exchange, the Company acquired 100% of the issued and outstanding shares of Linkwell Tech’s common stock, in exchange for 36,273,470 shares of the Company’s common stock, which at closing represented approximately 87.5% of the issued and outstanding shares of the Company’s common stock. As a result of the transaction, Linkwell Tech became the Company’s wholly-owned subsidiary. For financial accounting purposes, the exchange of stock was treated as a recapitalization of the Company, with the former shareholders of the Company retaining 7,030,669 or approximately 12.5% of the outstanding stock. The consolidated financial statements reflect the change in the capital structure of the Company due to the recapitalization and in the operations of the Company and its subsidiaries for the periods presented.

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

The consolidated balance sheets as of September 30, 2012 reflected consolidated financial positions of both Metamining Nevada and Linkwell. The consolidated balance sheet as of December 31, 2011 reflected the financial position of Metamining Nevada, the accounting acquirer. The consolidated statement of operations and comprehensive income (loss) and consolidated statements of cash flows for the three and nine months ended September 30, 2012 reflect the historical operations of Linkwell and Metamining Nevada from the Acquisition Date. The consolidated statement of operations and comprehensive income and consolidated statements of cash flows from inception (March 30, 2011) to September 30, 2011 reflect the historical operations of Metamining Nevada in accordance with ASC 805-40 Reverse Acquisitions.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates for the years ended September 30, 2012 and December 31, 2011 include the allowance for doubtful accounts, useful life of property and equipment, and inventory reserve.

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

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

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

ACCOUNTS RECEIVABLE

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2012 and December 31, 2011, the Company established, based on a review of its third party accounts receivable outstanding balances, allowances for doubtful accounts in the amounts of $931,681 and $0, respectively. As of September 30, 2012 and December 31, 2011, the Company established, based on a review of its related party accounts receivable outstanding balances, allowances for doubtful accounts in the amounts of $784,089 and $0, respectively. The majority of the allowances for doubtful accounts is on accounts receivable from Shanghai Zhong You, a related party.

As is customary in the medical products industry in PRC, the Company extends relatively longer payment terms to our customers as compared with those customary in the United States. For the nine months ended September 30, 2012 and 2011, the average time of payment on accounts receivable from related parties was about nine months. Based upon the Company’s long-standing relationship with these related parties and their respective principals, the Company believes that related party receivables are collectible. To the best of the Company’s knowledge, there is no company-related issue with respect to any related party that might delay payment, nor are there any negative issues impacting our relationship with any related party.

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

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined by using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on our review, the Company believes that, during the nine months ended September 30, 2012 and 2011, there were no significant impairment of its long-lived assets.

ADVANCES FROM CUSTOMERS

As of September 30, 2012 and December 31, 2011, advances from customers were $363,677 and $0, respectively. These advances consisted of prepayments from third party customers to the Company for merchandise that had not yet been shipped by the Company. The Company will recognize the prepayments as revenue as customers take delivery of the goods, in compliance with its revenue recognition policy.

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

The Company adopted the provisions of “Accounting for Uncertainty in Income Taxes” (codified in FASB ASC Topic 740). When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expenses and penalties are classified in other expenses in the statements of income. At September 30, 2012 and December 31, 2011, the Company did not take any uncertain positions that would necessitate the recording of tax related liability.

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

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

On March 30, 2012 the Company acquired Metamining Nevada from Metamining, an unrelated third party. Pursuant to the terms of the Share Exchange Agreement between the parties, we acquired 100% of the capital stock of Metamining Nevada in exchange for 9,581,973 shares of our Series C convertible preferred stock and 3,000,000 Series C common stock purchase warrants.  As a result of the acquisition, under reverse acquisition accounting rules pursuant to ASC 805-40, Linkwell who is the legal acquirer becomes the accounting acquiree owning 8.9%, and Metamining Nevada is the accounting acquirer owning 91.1% of the total outstanding shares of common stock on an as converted basis after giving effect to the Reverse Stock Split in the transaction. For accounting purposes, there are no weighted average shares outstanding in the earnings per share computation before the Acquisition Date because the accounting acquirer, Metamining Nevada, had no common shares outstanding as of the Acquisition Date. As a result of the reverse acquisition, Linkwell’s weighted average common shares outstanding prior to the Acquisition Date are not included in the earnings per share calculation for the nine months ended September 30, 2012.

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

CONCENTRATION OF BUSINESS AND CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in the U.S. and in China. The majority of the Company’s bank accounts in banks located in the PRC are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S. banks. The Company has not experienced any losses in such accounts.

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

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

	September 30, 2012	December 31, 2011
Balance sheet items, except for the registered and paid-up capital and retained earnings as of September 30, 2012 and December 31, 2011.	US$1=RMB 6.3190	US$1=RMB 6.3009

	Nine Months Ended September 30,
	2012	2011
Amounts included in the statements of operations and comprehensive income, and statements of cash flow for the nine months ended September 30, 2012 and 2011.	US$1=RMB 6.3085	US$1=RMB 6.4975

SHIPPING COSTS

Shipping costs are included in selling expenses and totaled $261,286 and $0, respectively, for the three months ended September 30, 2012 and 2011, and amounted to $533,215 and $0, respectively for the nine months ended September 30, 2012 and 2011, respectively.

ADVERTISING

Advertising is expensed as incurred and included in selling expenses. For the three and nine months ended September 30, 2012 and 2011, advertising expenses amounted to $17,097 and $0, respectively.

STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with FASB ASC Topics 718 and 505. The Company recognizes in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred and included in general and administrative expenses. These costs primarily consist of cost of materials used and salaries paid for the development department of the Company and fees paid to third parties. Research and development costs for the three months ended September 30, 2012 and 2011 were $160,824 and $0, respectively, and amounted to $246,474 and $0 for the nine months ended September 30, 2012 and 2011, respectively..

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

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

RESULTS OF OPERATIONS FROM LINKWELL TECH's (DISINFECTANT BUSINESS)

In accordance with ASC 805-40 “Reverse Acquisition," our consolidated statement of operations reflected only the results of operations from Metamining Nevada for all reporting periods prior to the acquisition date (March 30, 2012). The statement of results of operations from our disinfectant business below presents Linkwell Tech's disinfectant business for the three and nine months ended September 30, 2012 on a comparative basis with the same periods in 2011. Please refer to our MD&A for discussion of variances and analysis on these operations.

	For three months ended		For nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenues	$2,334,187	$1,998,740	$4,876,492	$5,452,839
Revenues-related parties	3,078,402	2,290,577	8,409,874	5,857,573
Total revenues	5,412,589	4,289,317	13,286,366	11,310,412
Cost of revenues	2,777,161	2,324,049	7,109,022	6,105,273
Gross profit	2,635,428	1,965,268	6,177,344	5,205,139
Operating expenses:
Selling expenses	438,116	325,774	1,044,132	846,833
General and administrative expenses	649,703	602,092	2,594,776	2,462,773
Total operating expenses	1,087,819	927,866	3,638,908	3,309,606
Income from operation	1,547,609	1,037,402	2,538,436	1,895,533
Other income (expense):
Other income	1,245	58,410	75,755	38,629
Interest expense	(32,736)	(26,537)	(83,725)	(60,444)
Total other (expense) income	(31,491)	31,873	(7,970)	(21,815)
Net income before income taxes	1,516,118	1,069,275	2,530,466	1,873,718
Income tax expense	(281,839)	(142,132)	(548,498)	(377,247)
Net income	1,234,279	927,143	1,981,968	1,496,471
Net income to non-controlling interests	(128,847)	(93,693)	(238,482)	(212,551)
Net income to common stockholders	$1,105,432	$833,450	$1,743,486	$1,283,920

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, FASB issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. ASU No. 2012-02 allows an entity the option of first performing a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU No. 2012-02 is not expected to have a material impact on our consolidated financial statements.

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

NOTE 2 – INVENTORIES

A summary of inventories by major category as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
		(Audited)
Raw materials	$886,209	$-
Work-in-process	37,305	-
Finished goods	1,658,199	-
Net inventories	$2,581,713	$-

NOTE 3 – PROPERTY AND EQUIPMENT

At September 30, 2012 and December 31, 2011, property and equipment consisted of the following:

	Estimated Useful Life (In years)	September 30, 2012	December 31, 2011

Office equipment and furniture	3-7	$584,018	$-
Autos and trucks	5	383,492	-
Manufacturing equipment	2-10	1,180,490	-
Building	5-20	1,895,553	-
Construction in progress		52,830	-
Property and equipment, gross		4,096,383	-
Less: Accumulated depreciation		(1,552,285)	-
Property and equipment, net		$2,544,098	$-

For the three months ended September 30, 2012 and 2011, depreciation expense amounted to approximately $81,200 and $0, respectively. For the nine months ended September 30, 2012 and 2011, depreciation expense amounted to $239,000 and $0, respectively.

As of September 30, 2012 and December 31, 2011, the Company had construction in progress of $52,830 and $0, respectively, for constructing a warehouse for storage of the finished products, a workshop, and research and development center. The estimated total cost for the construction in progress would be approximately $360,000, and the Company would be required to pay an additional $20,000 by December 31, 2012-see NOTE 13.

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

Real Property and Mineral Rights:

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
Section 9: West Ѕ consisting of 278.61 acres, more or less

From WRG:

178 Unpatened Lode Mining Claims in the Pershing County:
BV-1-28, 29-35 (odd), 37-84, 91-102, 104, 106, 108-156, 163-179 (odd), 180-205

NOTE 5 - INTANGIBLE ASSETS

At September 30, 2012 and December 31, 2011, intangible assets consisted of customers’ lists arising from the acquisition of LiKang Biological, amortized over five years. Net intangible assets as of September 30, 2012 and December 31, 2011 totaled $231,141 and $0, respectively. Amortization expenses for the three months ended September 30, 2012 and 2011 were $25,683 and $0, respectively, and $77,047 and $0 for the nine months ended September 30, 2012 and 2011, respectively.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 6 – INVESTMENT

At September 30, 2012, we had an investment totaling approximately $1.3 million, inclusive of foreign currency exchange, in Wuhai Likang. This investment consisted of $544,000, through the issuance of 4,000,000 shares (pre-Reverse Stock Split) of the Company’s’ stock at $0.136 per share, as an investment in the acquisition target, Inner Mongolia Wuhai Chengtian Chemical Technology Co., Ltd., (“Wuhai Chengtian”). However, the acquisition was cancelled in 2011, Wuhai Chengtian, then changed its name to Inner Mongolia Likang Biological Co., Ltd. (“Wuhai Likang”) in 2011. Accordingly, the initial investment of $544,000 together with an additional capital investment of $729,231 by the Company to Wuhai Chengtian which the Company initially treated as due from related party, has been reclassified as an investment accounted for under the cost method as a result of the Company’s 9.18% ownership interest in Wuhai Likang. There was no impairment of this investment at September 30, 2012.

NOTE 7 - OTHER RECEIVABLES

At September 30, 2012 and December 31, 2011, the Company had other receivables of $5,250,009 (including $4,170,699 from Wuhai Likang) and $0, respectively.

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

As of December 31, 2011, government approval for this acquisition was not completed. Due to the existing shareholders of Wuhai Likang increased capital contribution, the Company’s ownership in Wuhai Likang decreased to approximately 9.18% and influence over Wuhai Likang has been reduced, the Company’s management has determined that Wuhai Likang is not deemed a related party. Accordingly, the due from related party of $1,567,337 as of December 31, 2010 (of which, $729,231 has been reclassified into investment in 2011-see Note 6) and the additional approximately $2.84 million advances made during 2011, have been classified as other receivables as of December 31, 2011. In the nine months ended September 30, 2012, the Company advanced an additional $442,100 to Wuhai Likang. The advance to Wuhai Likang was guaranteed by Wuhai LiKang’s 52,249 square meters in land, 22,360 square meters in building and $751,474 in equipment.

NOTE 8 - LOANS PAYABLE

Loans payable consisted of the following at September 30, 2012 and December 31, 2011:

	2012	2011
Loan from Shanghai Rural Commercial Bank, Dachang Branch due on May 14, 2013 with interest rate at 30% higher than one-year base borrowing rate issued by People’s Bank of China (currently 6.56%). The loan is guaranteed by Shanghai Shanhai Group (a strategic partner of the Company), and Mr. Bian, Chairman of the Company.	1,577,038	-
	$1,577,038	$-

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

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

For the three and nine months ended September 30, 2012, the Company recorded sales of $3,078,402 and $6,434,678, respectively, to related parties, primarily to Zhong You. At September 30, 2012, accounts receivables from sales to ZhongYou (net of allowance for doubtful accounts of $784,089) were $11,103,977.

During the three months ended September 30, 2012, the Company made $0 sales to Shanghai Jiuqing. At September 30, 2012, accounts receivable from sales to Shanghai Jiuqing were $86,619.

As of September 30, 2012, $957,821 was due from related parties  LiKang Trading Co. Ltd (Hong Kong) (“LiKang Trading HK”), Shanghai Zhongyou Delivery Co., Ltd (“ZhongYou Delivery”), Shanghai LiKang Pharmaceutical Co., Ltd (“LiKang Pharmaceutical”), and Shanghai Lingkai International Trading Co., Ltd (“Lingkai Trading”), respectively, representing short-term advances and other receivables not including the receivables from sales for working capital purpose and receivable on demand.

As of September 30, 2012, $2,504,329 was due to related parties including the Company’s management and officer, and shareholders. As of September 30, 2012, the Company owed its management $54,000, ZhongYou $1,681,499, Metamining Inc. $490,780 and other related parties $278,050.

NOTE 10 – TAXES PAYABLE

Taxes payable consisted of the following at September 30, 2012 and December 31, 2011, respectively:

	2012	2011

Income tax payable (receivable)	$317,340	$-
Value added tax payable	162,518	-
Other taxes payable	7,944	-
	$487,802	$-

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

As of the filing of this report, Metamining Nevada has not generated funds to make any payments in accordance with the above terms of the Second Extension Agreement, and the notes payable remain unpaid until the parties agree to renegotiate the terms of an extension on November 25, 2012.

The table below shows short term and long term Notes Payable:

(1)	Little Valley Group, LLC	Short term	$4,342,107
		Long term	4,110,526
			$8,452,633

(2)	Greater Nevada Ranches, LLC	Short term	$690,789
		Long term	653,948
			1,344,737

(3)	Western Resource Group, LLC	Short term	$592,104
		Long term	560,526
			1,152,630
		Grand Total:	$10,950,000

NOTE 12– STOCKHOLDERS’ EQUITY

Common Stock

On January 4, 2012, the Company, pursuant to a Legal Services Agreement, dated January 1, 2012, by and between the Company and the Shanghai Hai Mai Law Firm (“Shanghai Hai Mai”), agreed to issue to Shanghai Hai Mai the aggregate amount of 6,000,000 restricted shares (pre-Reverse Stock Split) of the Company’s common stock, $0.0005 par value per share. The shares were issued as compensation for legal services to be provided by Shanghai Hai Mai during the two-year term of the Agreement. The value of 6,000,000 restricted shares is $180,000 based on the stock price at January 4, 2012. The Company recorded deferred stock compensation of $113,178 at September 30, 2012, which was net of stock compensation expense of $66,822 for the nine months ending September 30, 2012.

LINKWELL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On March 12, 2012 and March 29, 2012, the Company issued 5 million restricted shares (pre-Reverse Stock Split) each to a professional business consulting company for advising the Company on strategic growth, merger and acquisition, and investor relationship. The term of the service is two years. The value of 10,000,000 restricted shares is $250,000 based on the stock price at March 12 and March 29, 2012, respectively. The Company recorded deferred stock compensation of $183,973 at September 30, 2012, which was net of stock compensation expense of $66,027 for the nine months ending September 30, 2012.

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

On May 24, 2012, our Board of Directors consented to effect a reverse stock split of our issued and outstanding common stock at the ratio of 1:200 (the “Reverse Split”). On July 17, 2012, our Board of Directors further approved the Articles of Amendment to our Articles of Incorporation, as amended, to effect the Reverse Stock Split. The majority shareholders approved the reverse-stock split on October 10, 2012. The reverse stock split will be effective on November 16, 2012.

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
 (UNAUDITED)

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

The Company had rental expense of $90,980 for the three months ended September 30, 2012. Future minimum rental payments required under these operating leases are as follows:

Year 2012	$41,400

The Company has a construction in progress project and is required to pay an additional $20,000 by December 31, 2012.-see NOTE 3.

NOTE 14 – SUBSEQUENT EVENTS

On October 25, 2012, we filed a information statement (DEF 14C) with the SEC to amend our Articles of Incorporation, as amended, to effect a reverse stock split of all of the outstanding shares of our common stock at a ratio of one for two hundred (1:200).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the preceding unaudited consolidated financial statements and our Form 10-K for the year ended December 31, 2011, as amended.

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

In June, 2012 we were unable to pay the note payable of $5.3 million due to the sellers of the Metamining Nevada real property and mining rights described under Note 11. On July 26, 2012, we entered into the Second Extension Agreement with the Sellers, which is discussed in Note 11.

We also own a 90% interest in our operating subsidiary, Linkwell Tech. Through Linkwell Tech’s wholly-owned subsidiaries, LiKang Disinfectant and LiKang Biological, we are engaged in the development, manufacture, sale and distribution of disinfectant health care products primarily to the medical industry in China.

RESULTS OF OPERATIONS

Metamining Nevada, as the accounting acquirer in the transaction entered on March 30, 2012, had no operations during the three and nine months ended September 30, 2012.

The results of operations discussed below represent operations in our Linkwell Tech's disinfectant business for the three and nine months ended September 30, 2012, compared with the same periods in 2011. See Statement of Results of Operations from Linkwell Tech's Disinfectant Business in Note 1.

REVENUES

We generate revenues through the sales of products by our Linkwell Tech subsidiary. Our Metamining Nevada subsidiary does not presently generate any revenues and we do not expect that it will begin generating revenues during 2012.  Net revenues for the three months ended September 30, 2012 increased approximately 26% from the comparable period in 2011, and our net revenues for the nine months ended September 30, 2012 increased approximately 17% from the nine months ended September 30, 2011. This increase in net revenues in both of the 2012 periods was due to our efforts in developing a new customer base, which includes hospitals, community medical centers and medical organizations, as well as the increased demand from our existing customers. Our sales to unrelated parties are in Shanghai, Jiangsu, Zhejiang and Anhui provinces. The sales in other provinces in China are through our largest related party customer, Shanghai Zhong You. Zhong You is a large medical supply and distribution company. While we were able to increase our sales by utilizing Zhong You’s marketing and sales resources we remain materially dependent on sales to these related parties. Approximately 57% and approximately 63% of our total net revenues for the three and nine months ended September 30, 2012, respectively, were attributable to sales to related parties as compared to net revenues of approximately 53% and approximately 52% in the comparable periods in 2011.

COST OF REVENUES

Cost of revenues includes raw materials and manufacturing costs, which include labor, rent and an allocated portion of overhead expenses, such as utilities, which are directly related to product production. For the three months ended September 30, 2012, cost of revenues was approximately 51% of net revenues as compared to approximately 54% of net revenues for the same period in 2011. For the nine months ended September 30, 2012, cost of revenues was approximately 53% of net revenues, as compared to approximately 54% for the same period in 2011. The decrease in cost of revenues as a percentage of revenues was mainly due to higher sale pricing more than offset the increase in the price of raw materials, worker's salary and other manufacturing overhead.

OPERATING EXPENSES

Total operating expenses consisted of selling expenses and general and administrative expenses. Selling expense was approximately 8% of net revenues for the three months ended September 30, 2012 from approximately 7.6% for the comparable period in 2011 and approximately 8% for the nine months ended September 30, 2012 from approximately 7% for the comparable period in 2011. The increase in selling expenses as a percentage of revenues was due to increase in salaries paid to selling personnel. For the three months ended September 30, 2012, general and administrative expenses increased by approximately 8% from the same period in 2011 and approximately 5% for the nine months ended September 30, 2012 from the nine months ended September 30, 2011.  The increases in both periods were due to increased employees salary in our China subsidiaries, stock based compensation expense to our senior executives , and stock based compensation expense to business advisors and lawyers for consulting and legal services.

NET INCOME

Our net income for the three months ended September 30, 2012 was $1.2 million compared to $0.9 million for the same period in 2011, for an increase of 33%. This increase in net income was primarily due to an increase in sales revenues.

Our net income for the nine months ended September 30, 2012 was $2.0 million as compared to $1.5 million for the same period in 2011, for an increase of 32%. This increase in net income was primarily due to an increase in sales revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2012, we had cash on hand of $1.0 million, and our working capital was $11.3 million, compared with cash on hand of $0 and working capital deficit of $5.6 million at December 31, 2011. As described elsewhere herein, as a result of the accounting treatment of the transaction with Metamining Nevada, the historical financial information for our Linkwell Tech subsidiary does not appear on our balance sheet at December 31, 2011. However, other than the real property and mineral rights totaling $14,250,000 and associated liabilities totaling $10,950,000, all of the assets and liabilities appearing on our balance sheet at September 30, 2012 are those of our Linkwell Tech subsidiary. Our Linkwell Tech subsidiary does not have any commitments for capital expenditures and it has sufficient working capital to fund its operations for at least the next 12 months.

With the diversification and expansion of our business through the transaction with Metamining Nevada, however, we will need to raise significant additional capital in the near future. As described elsewhere herein, Metamining Nevada owes $11.0 million for the purchase of the mineral and real property rights, of which $5.6 million is due in various dates in 2013 to be determined by the sellers and us on November 25, 2012, and the balance of $5.3 million is due one year after the $5.6 million is fully paid-see Note 11. As of the filing of this report, Metaming Nevada had not generated funds to make any payments in accordance with the terms of the Second Extension Agreement, and the notes payable remain unpaid until the parties agree to renegotiate the terms of payments under an extension on November 25, 2012. While we believe that we will be able to obtain renegotiated terms which permit Metamining Nevada additional time to pay these amounts, there are no assurances our expectations are correct. As the deeds for these property and mining rights are held in escrow pending the payment in full of the notes, in the event Metamining Nevada should be unable to either secure the funds necessary to make these payments or otherwise negotiate an extension of the due dates, we will lose all rights to explore these properties and forfeit any funds paid to date. Even if we are successful in raising the funds necessary to pay the purchase price for the assets, we will need to raise an additional $15 million and $20 million of capital to explore these properties and, if the exploration results are favorable, to develop the properties. We do not, however, have any firm commitments for these funds and there are no assurances they will become available to us. If we are not able to raise these funds, either though the sale of equity or debt, or a combination thereof, we will be unable to diversify our company through the exploration of the Metamining Nevada assets.

Cash Flows Analysis

CASH FLOW FROM OPERATING ACTIVITIES:

Net cash used in operating activities was $0.2 million for the nine months ended September 30, 2012, as compared to $0.1 for the same period of 2011. The increase in cash outflow from operating activities for the nine months ended September 30, 2012 was primarily due to $1.9 million increase in accounts receivable – related party due to increased sales to related parties and an increase of $0.7 million in accounts receivable as a result of increase in sales to third parties, partially offset by an increase of $0.6 million in accounts payable, tax payable and other payable, as well as net income of $1.8 million for the nine months ended September 30, 2012.

CASH FLOW FROM INVESTING ACTIVITIES:

Net cash provided by investing activities amounted to $0.4 million for the nine months ended September 30, 2012 as a result of $0.7 million cash acquired from the reverse acquisition, partially offset by $0.1 million cash paid for construction in progress and $0.2 million cash paid to purchase fixed assets, as compared with cash used in investing activities of $3.0 million for acquisition of real property and mineral rights in the same period of 2011.

CASH FLOW FROM FINANCING ACTIVITIES:

Net cash provided by financing activities was $0.8 million for the nine months ended September 30, 2012, due to an increase of $1.1 million advances from related parties for working capital purposes, partially offset by an payment of $0.3 million in notes payable related to the purchase of real property and mineral rights. In the nine months ended September 30, 2011, net cash provided by investing activities amounted to $3.1 million, primarily due to cash investments from our shareholders, Metamining Inc.

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

ACCOUNTS RECEIVABLE

As is customary in the PRC, we extend relatively long payment terms to our customers as compared with those customary in the United States, with sales to both third parties and related parties generally requiring payment within four to six months.  For the year ended December 31, 2011 and for the nine months ended September 30, 2012, the average time of payment on accounts receivable from related parties was about nine months. Based upon our long-standing relationship with these related parties and their respective principals, we believe that related party receivables are collectible.  To the best of our knowledge, there is no company-related issue with respect to any related party that might be delaying payment, nor are there any negative issues impacting our relationship with any related party.

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined by using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, during the nine months ended
September 30, 2012 and 2011, there were no significant impairment of its long-lived assets.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting company.

ITEM 4.                      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of as September 30, 2012.  Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed,  summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer who also serves as our principal financial officer and principal accounting officer, to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive officer concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that (i) information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is accumulated and communicated to our Company’s management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure by our Company; and (ii) information required to be disclosed by our Company in reports that we file or submit under the Exchange Act is record, processed, summarized and reported within the time period specific in the SEC’s rules and forms as a result of continuing material weaknesses in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2011, as amended.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS.

None.

ITEM 1A.                   RISK FACTORS.

        Risk factors describing the major risks to our business can be found under Item 1A, "Risk Factors," in our fiscal 2011 Annual Report on Form 10-K, as supplemented and modified in our Form 10-Q filing for the quarter ended June 30, 2012.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                      MINE SAFETY DISCLOSURE.

None.

ITEM 5.                      OTHER INFORMATION.

From time to time we have lent Inner Mongolia Likang Biological Co., Ltd. (“Wuhai Likang”), a major supplier and strategic partner to the Company, amounts to support its waste recycling project which ultimately benefits the Company. In the nine months ended September 30, 2012, the Company advanced additional $442,100 to Wuhai Likang. The advance to Wuhai Likang was guaranteed by Wuhai LiKang’s 52,249 square meters land, 22,360 square meters building and $751,474 equipment.

ITEM 6.                      EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings:

Exhibit No.		Description
3.1		Articles of Incorporation (1)
3.2		Articles of Amendment to the Articles of Incorporation (2)
3.3		Articles of Amendment to the Articles of Incorporation (3)
3.4		Articles of Amendment to the Articles of Incorporation (4)
3.5		Articles of Amendment to the Articles of Incorporation (5)
3.6		Articles of Amendment to the Articles of Incorporation (6)
3.7		Articles of Amendment to the Articles of Incorporation (7)
3.8		Articles of Amendment to the Articles of Incorporation (8)
3.9		Bylaws (1)
10.1		Linkwell Corporation 2005 Equity Compensation Plan (9)
10.2		Linkwell Corporation 2005 Equity Compensation Plan, as amended (10)
10.3		Stock Purchase Agreement, dated April 6, 2007, by and among the Company, Linkwell Tech, Xuelian Bian and LiKang Pharmaceutical (11)
10.3	(a)	Amendment to Stock Purchase Agreement, dated March 25, 2008 by and among the Company, Linkwell Tech, Xuelian Bian and LiKang Pharmaceutical (12)
10.4		Stock Purchase Agreement, dated April 6, 2007, by and among the Company, Linkwell Tech, Xuelian Bian and LiKang Pharmaceutical (11)
10.4	(a)	Amendment to Stock Purchase Agreement, dated March 25, 2008, by and among the Company, Linkwell Tech and Shanghai Shanhai (12)
10.5		Stock Purchase Agreement dated May 29, 2008, by and between Shanghai Likang Disinfectant Hi-Tech Co., Ltd, and Hong Kong Linkwell International Trading Company (13)
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

10.9		Second Extension Agreement dated July 16, 2012 (19)
14.1		Code of Business Conduct and Ethics (17)
21.1		Subsidiaries of the Registrant (18)
31.1
Certification of President and Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2		Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
32.1
Certification of President and Chief Executive Officer (Principal Executive Officer) and Principal Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS		XBRL Instance Document**
101.SCH		XBRL Taxonomy Extension Schema Document**
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document**
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document**

*	filed herewith.
**
XBRL (Extensive Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to the Definitive Proxy Statement as filed on October 24, 2000.
(2)	Incorporated by reference to the Report on Form 8-K as filed on November 15, 2000.
(3)	Incorporated by reference to the Definitive Information Statement as filed on June 23, 2003.
(4)	Incorporated by reference to the Quarter Report on Form 10-QSB as filed on August 15, 2003.
(5)	Incorporated by reference to the Definitive Information Statement as filed on March 3, 2005.
(6)	Incorporated by reference to the Report on Form 8-K as filed on May 13, 2005.
(7)	Incorporated by reference to the Report on Form 8-K as filed on August 16, 2005.
(8)	Incorporated by reference to the Report on Form 8-K as filed on January 3, 2006.
(9)	Incorporated by reference to the Report on Form 8-K as filed on August 4, 2005.
(10)	Incorporated by reference to the Definitive Proxy Statement as on March 9, 2012.
(11)	Incorporated by reference to the Report on Form 8-K as filed on April 13, 2007.
(12)	Incorporated by reference to the Report on Form 8-K/A as filed on March 28, 2008
(13)	Incorporated by reference to the by reference to the quarterly report on Form 10-QSB for the quarter ended August 26, 2008.
(14)	Incorporated by reference to the Report on Form 8-K as filed on March 10, 2009.
(15)	Incorporated by reference to the Report on Form 8-K as filed on December 28, 2009.
(16)	Incorporated by reference to the Report on Form 8-K/A as filed on March 4, 2010.
(17)	Incorporated by reference to the registration statement on Form SB-2, SEC File No. 333-131666, as amended, as initially filed on February 8, 2006.
(18)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2011, as amended.
(19)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Linkwell Corporation

Date: November 15 , 2012	By:	/s/ Xuelian Bian
Xuelian Bian,
Chief Executive Officer, President Principal executive officer Principal financial and accounting officer